Form 10-Q
period 1998-03-31
UNITED NATIONAL FILM CORP
filed 1998-05-26
CIK 842694

FORM 10-QSB
                     	SECURITIES AND EXCHANGE COMMISSION
                          	WASHINGTON, D.C.  20549

[X]     	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  	For the Quarter Ended March 31, 1998

[  ]    	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        	SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

	Commission file number:

                    UNITED NATIONAL FILM CORPORATION

     (Exact name of Small Business Issuer as specified in its charter)


                 Colorado                           84-1092589
 (State or other jurisdiction of	     	(I.R.S. Employer Identification No.)
  incorporation or organization)

    6363 Christie Avenue
    Emeryville, CA 94608
	(Address of Principal Executive Offices)

    	(510) 653-7020
	(Issuer's telephone number)


Check whether the issuer:   (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   					No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 31, 1998 was 5,461,983 shares.



                    	UNITED NATIONAL FILM CORPORATION

                                	INDEX

                                                                         Page
                                                                       Number

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of March 31, 1998                  1
          (unaudited)

          Consolidated Statements of Operations (unaudited) for the
          period ended March 31, 1998                                      2

          Consolidated Statements of Cash Flows (unaudited) for the
          period ended March 31, 1998                                      3

          Notes to the financial statements                               4-5

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                              5

PART II - OTHER INFORMATION                                                5

Item 1    Legal Proceedings                                                5

Item 2    Changes in Securities                                           5-6

Item 3    Defaults Upon Senior Securities                                  6

Item 4    Submission of Matters to a Vote of Security Holders              6

Item 5    Other Information                                                6

Item 6.   Exhibits and Reports on Form 8-K                                 6

Signature                                                                  6












                     UNITED NATIONAL FILM CORP.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                           BALANCE SHEET
                           March 31, 1998
                            (UNAUDITED)

                                   ASSETS

CURRENT ASSETS:
    Cash                                                  $            1,785
    Notes receivable                                                  45,000
    Film costs and program rights                                    600,000

     TOTAL CURRENT ASSETS                                            646,785

ORGANIZATIONAL COST                                                    2,000

                                                          $          648,785



                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                      $           2,000
    Deferred income                                                  50,000
TOTAL CURRENT LIABILITIES                                            52,000

LONG TERM DEBT                                                      300,000

SHAREHOLDERS' EQUITY:
     Common stock  - $0.001 par, 30,000,000 shares authorized,
     5,461,983 shares issued and outstanding                         5,462
     Additional paid in capital                                    294,538
     Retained earnings                                              (3,215)

                                                          $        648,785


                      See notes to financial statements
                                     -1-















                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                              INCOME STATEMENT
                         QUARTER ENDED MARCH 31, 1998


SALES                                                $               0

COST OF GOODS SOLD                                                   0

GROSS PROFIT                                                         0

EXPENSES:
    Legal                                                          210
    Advertising                                                  1,000
    Stock fees                                                   1,895
    Miscellaneous expense                                          110

                                                                 3,215

OPERATING INCOME (LOSS)                                         (3,215)

INTEREST EXPENSE                                                     0

NET LOSS                                                         (3,215)









                      See notes to financial statements
                                     -2-





















                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                         QUARTER ENDED MARCH 31, 1998


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                  $           (3,215)

    Adjustments to reconcile net loss to net cash
         used in operations:
         Depreciation and amortization                                   0

     Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivables                     0
         Decrease (increase) in inventories                              0
         Decrease (increase) in other assets                             0
         Increase (decrease) in accounts payable                         0
         Increase (decrease) in accrued expenses                         0
                     Total adjustments:                                  0

           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (3,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Long-term debt                                                     0
      Loans receivable                                                   0
           NET CASH USED IN INVESTING ACTIVITIES                         0

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in common stock                                           0
      Additions to equity capital                                        0
           NET CASH PROVIDED BY FINANCING ACTIVITIES                     0

NET INCREASE (DECREASE) IN CASH                                     (3,215)

CASH AT BEGINNING OF PERIOD                                          5,000

CASH AT END OF PERIOD                                  $             1,785













                    See notes to financial statements
                                  -3-


                      UNITED NATIONAL FILM CORP.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)


1.	ORGANIZATION AND BUSINESS DESCRIPTION

United National Film Corp. ("the Company") is a Colorado corporation. The Company is engaged in the acquisition and development of properties for, and the production of, television series, television specials, made-for-home television motion pictures and feature length motion pictures for domestic and international distribution.

In February 1998, pursuant to a stock purchase and exchange agreement, the Company acquired all of the capital stock of Titus Production, Inc. in exchange for capital stock of the Company.

Prior to this, the Company had no operations. The acquisition of Titus Production, Inc. Is being accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the merger of the two companies is recorded as a recapitalization of Titus, with Titus treated as the continuing entity.


2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.	Film Costs and Program Rights - Film costs and program rights ("project cost") which include acquisition and development costs such as story rights, scenario and scripts, direct production costs including salaries and costs of
talent, production overhead 	and post-production costs are deferred and
amortized by the "individual-film-forecast-computation method" as required by Statement of Financial Standards No. 53.

C.	Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, accounts and notes payable and accrued expenses approximate fair value based on the short term maturity of these instruments.


D.	Cash Equivalents - The Company considers all highly liquid temporary cash investments, with an original maturity of three months or less when purchased, to be cash equivalents.

E.	Revenue Recognition - The Company derived revenues primarily from providing production services to third parties and exploiting projects originally
                                    -4-
developed by the Company in which it retains an ownership interest. Revenues from being a provider of contract production services are recognized using the percentage of completion method, recognizing revenue relative to the
proportionate progress on such contracts as measured 	by the ratio which
project costs incurred by the Company to date bear to the total anticipated costs of each project. Amounts advanced under such contracts are deferred and not recognized as revenue until obligations under such contracts are performed.


3.	RELATED PARTY TRANSACTIONS

The Company had certain transactions in the ordinary course of business with directors and employees. Television and motion pictures scripts valued at $600,000 were sold to or contributed to the Company by the officers and directors in exchange for notes payable of $300,000 and 4,000,000 shares of common stock. The films have valued at the transferor's historical cost. Additionally, the Company entered into a $50,000 production contract with a limited partnership whose general partner is an officer and director of the Company. In exchange, the Company received a note receivable of $45,000 bearing interest at 8%, all interest principle is due and payable in January 1999.


4.	NOTES PAYABLE

The Company has two notes payable bearing interest at 8%, payable in January 2000. No payment of principal or interest are due until maturity.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage enterprise with only $3,215 in general and administrative expenses incurred during the period. Funding for the Company will take place in June and production activities will also initiate at that time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2.  Changes in Securities.

On February 10, 1998, the Company entered into a Stock Purchase and Exchange Agreement with Titus Productions, Inc. ("Titus") et al. which provided for the recapitalization of the Company through the adoption of a resolution to:
   a) reverse split the common stock of the Company at the ratio of 1000:1;
   b) issue 2,000,000 shares (post split) of the Company to Mr. Deno Paoli and issue 2,000,000 shares (post split) of the Company to Mr. Ted
      Mortarotti and  Ms. Jody Mortara in equal proportions;
   c) issue 50,000 shares of non-voting convertible preferred stock (convertible into common voting stock at the ratio of 20:1) to Mr. Deno Paoli and issue 50,000 shares of non-voting convertible preferred stock (convertible into common voting stock at the ratio of 20:1) to Mr. Ted Mortarotti and Ms. Jody Mortara in equal proportions;
                                    -5-
   d) acquire 1,000,000 shares of Titus Productions, Inc. (being all of the issued and outstanding shares of Titus);
   e) acquire all of the common voting shares of the Company owned by Mr. Conrad Sprenger and Mr. Richard L. Bare and cancel such shares at no cost to the Company; and
   f) issue and register 1,000,000 shares of common voting stock to Donald R. Yu et alia pursuant to the provisions of a Consulting Agreement and in accordance with the Securities and Exchange Act of 1933 on Form S-8.

Pursuant to the Agreement, the Company acquired all of the capital stock of Titus and the common voting shares of Mr. Conrad Sprenger and Mr. Richard L. Bare in exchange for the distribution of the shares to Mr. Deno Paoli and Ms. Jody Mortara. At the time of the exchange, Mr. Deno Paoli owned approximately 36.6% of the issued and outstanding shares of the Company. Mr. Ted Mortarotti and Ms. Jody Mortara each owned approximately 18.3% of the issued and outstanding shares of the Company.

Following the completion of all of the foregoing transactions, the number of shares outstanding of the issuer's Common Stock was 5,461,883.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a vote of Security Holders.

None.
Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

None.

 (b)  Reports on Form 8-K.

The company filed a Current Report on Form 8-K dated February 10, 1998 to report the transactions set out in Item 2. The Company filed an amendment to the 8-K dated February 10, 1998 on April 1, 1998. The amendment contained financial information not available at the time of the filing of the 8-K dated February 10, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NATIONAL FILM CORP.
By: /s/     Deno Paoli
President
Date:   May 21, 1998
                                   -6-