Form 10-K
period 1998-06-30
UNITED NATIONAL FILM CORP
filed 1998-10-09
CIK 842694

FORM 10-K
              	SECURITIES AND EXCHANGE COMMISSION
                    	WASHINGTON, D.C.  20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended June 30, 1998

[  ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                                                  Commission file number   ____

UNITED NATIONAL FILM CORPORATION

(Exact name of Small Business Issuer as specified in its charter)

      Colorado                  		                    84-1092589
 (State or other jurisdiction of	     	(I.R.S. Employer Identification No.)
  incorporation or organization)

6363 Christie Avenue                                 (510) 653-7020
Emeryville, CA 94608
(Address of Principal Executive Offices)  	(Issuer's telephone number)

Check whether the issuer:   (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   					No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of June 30, 1998 was 5,461,983 shares.

                                    1
               	UNITED NATIONAL FILM CORPORATION
                         	INDEX
                                                           Page
                                                          Number

PART I -
Item 1.
Business History                                             3
Description of Business                                      4
Industry Profile                                             4

Item 2.
Products                                                     4

Item 3.
Legal Proceedings                                            4

Item 4.
Submission of Matters to a Vote of Security Holders          4

PART II
Item 5.
Market Price for Registrant's Common Equity and
Related Stockholder Matters.                                  5

Item 6
Selected Financial Data.                                      5

Item 7
Management's Discussion and Analysis of Financial
Condition and Results of Operations                           5

Item 8 - Financial Statements                                 8
Auditor's Report and financial statements                     F-1 to F-9

Item 9 - Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure.                       9

PART III
Item 10.
Directors and Executive Officers                              9

Item 11
Executive Compensation                                        10

Item 12
Security Ownership of Management                              10

Item 13
Related Transactions, Changes in Securities                   10

PART IV
Item 14
Exhibits, and
Reports on Form 8-K.                                           11
Signature                                                      11
                                    2
PART I

Item 1.  Business History

United National Film Corporation (formerly known a Riverside Capital, Inc.) was formed under the laws of the State of Colorado on July 19, 1988, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

On February 28, 1989, the Company completed a public offering of 20,500,000 Units at an offering price of $.01 per Unit. Each Unit consisted of one share of the Company's no par value common stock and three Class A Common Stock Purchase Warrants. Each A Warrant entitled the holder to purchase, at a price of $.02,one share of Common Stock and one Class B Common Stock Purchase Warrant until December 22, 1992. Each B Warrant entitled the holder to purchase one share of Common Stock at $.05 per share ;until December 22, 1992. The net proceeds to the Company from its initial public offering were approximately $159,089.

On March 2, 1989, the company made a $20,000 investment in Escalante Capital, Inc.("Escalante"), a wholly owned subsidiary of the Company. Escalante did not engage in any business activity and has been dissolved.

On June 19, 1989, the Company purchased an eighty percent (80%) interest in Fortune Mint, Inc. ("Fortune") for $75,000 in cash, subsequently selling all of its interest in Fortune to Heavenly Hot Dogs ("Heavenly") for a 90 day promissory note for $75,000 and 7,000,000 restricted shares of Heavenly common stock. Heavenly defaulted on its note and the agreement to sell Fortune to Heavenly was terminated.

Due to financial difficulties, Fortune closed down its activities and is no longer manufacturing its mints. As of September 7,1990, the Company no longer owned any interest in Fortune and has written off its investment.

On March 18, 1992,the Company acquired all of the issued and outstanding shares of United National Film Corporation in exchange for an aggregate of 407,250,000 (after giving effect to a one for two reverse split) authorized but unissued shares of the common stock, no par value, of Riverside Capital, Inc. United National Film corporation assisted Riverside Capital, Inc. in a business combination which resulted in the shareholders of United National Film Corporation owning together approximately 90% of the then issued and outstanding shares of Riverside Capital Inc.'s common stock and Riverside Capital Inc. holding 100% of the issued and outstanding shares of United National Film Corporation's common stock. No cash was acquired by either corporation in this merger and name of Riverside Capital, Inc. was changed to United National Film Corporation.

On February 5, 1998, the Company entered into a Stock Purchase and Exchange Agreement with Titus Productions, Inc. ("Titus") et al. which provides for the recapitalization of the Company. Pursuant to the Agreement, the Company acquired all of the capital stock of Titus and the common voting shares of Mr. Conrad Sprenger and Mr. Richard L. Bare in exchange for the distribution of the shares to Mr. Deno Paoli, Mr. Ted Mortarotti and Ms. Jody Mortara. At
the time of the exchange, Mr. Paoli owned approximately 36.6% and Mr. Mortarotti and Ms. Mortara each owned approximately 18.3% of the issued and outstanding shares of the Company.
                                     3
Description of Business

The Company plans to produce small budget feature motion pictures. The Company cannot guarantee that this goal will be accomplished, as financing of motion pictures has historically been difficult. Although no book value has been assigned to them, the Company has various screenplays in its library which it intends to produce. Through a process known in the industry as "packaging", the Company will attempt to secure directors and actors to be attached to the various screenplays at which time the plan is to attempt to finance each package. Sources of capital are the major film studios and distribution companies and Limited Partnerships or Private Placements. There is no assurance that the price of the Company's common stock will increase.

Industry Profile

The size of the movie and video entertainment industry in the United States and Canada is in excess of $26 billion per year (per Screen Digest and Motion
Picture Almanac).   Although movie goers as per screen average has only enjoyed modest growth, the video industry has more than made up for the lackluster performances of the theaters. It was not long ago where a movie lived or died in the theaters. It is no longer the case. After the theaters, the movie enjoys revenues from sales or rentals in video form not only at Blockbusters,
Whereabouts, K-Mart, Wal-Mart or Target stores but even at McDonalds.   It is
then be licensed to Pay Per View cable providers before moving on to premier cable channels such as ShowTime, HBO or Cinemax. Then last to the networks and special channels such as TBS. TNT, USA etc.

Television households have grown from 58 million households to over 96 million in the last 15 years. The number of VCRs in use is in excess of 75 million units or over 79% of the TV households, whereas just 15 years ago there were only 1.8 million units in all the households. Even more staggering is the number of pre-recorded video cassettes purchased in 1995, 490 million units (per TV & Video Almanac) and growing at the rate of more than 10% per year. The advent of rapid technology growth which has improved the quality of audio and video reproduction has further spiked the demand for home entertainment products such as pre-recorded video cassettes of full length feature movies.

Item 2 - Products

The Company's newly acquired subsidiary, Titus Productions, is currently developing and preparing three scripts, one of which is licensed from Winner Take All. Ltd., a California limited partnership, for production. The licensed
property is Specific Intent.   The second property is in the development stage
and is planned to be a TV sitcom, Up For Grabs. Several major studios are interested in this project. As a result, the company may determine at a later date that it any be more beneficial to sub-license this project to another studio in order to realize an immediate return with less investment. The third property is a world war II spy movie, The Silent War.

Item 3 - Legal Proceedings

There are no legal proceedings pending or threatened against the company.

Item 4 - Submission of Matters to a Vote of Security Holders.

                                4
On February 5, 1998, the Company entered into a Stock Purchase and Exchange Agreement with Titus Productions, Inc. ("Titus") et al. which provides for the recapitalization of the Company. Pursuant to the Agreement, the Company acquired all of the capital stock of Titus and the common voting shares of Mr. Conrad Sprenger and Mr. Richard L. Bare in exchange for the distribution of the shares to Mr. Deno Paoli, Mr. Ted Mortarotti and Ms. Jody Mortara.
At the time of the exchange, Mr. Paoli owned approximately 36.6% and Mr. Mortarotti and Ms. Mortara each owned approximately 18.3% of the issued and outstanding shares of the Company. The foregoing transaction was approved by a majority vote of the security holders.

There are no matters pending which will require the vote of the security holders.

PART II

Item 5 - Market Price for Registrant's Common Equity and Related Stockholder Matters.

The Registrant's shares were traded on the over-the-counter market until September, 1991. Since that time, no quotations have been reported by the National Quotation Bureau, Inc. Presently, no established public trading market exists for the Company's securities.

Holders of common stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's common stock and no dividends are anticipated to be paid in the foreseeable future.

Item 6 - Selected Financial Data.

The following table sets forth certain selected financial data with respect to the Company and is qualified in its entirety by reference to the financial statements filed herewith:

BALANCE SHEET DATA

                                   At June 30, 1998
Total Assets                                4395
Total Liabilities                            318
Long Term Debt                                0
Stockholders Equity                         4077

STATEMENT OF OPERATIONS

                           For the period January 8, 1998-June 30,1998
Sales                                      50000
Loss from Operations                     (135923)
Net Loss                                 (135923)
Basic loss per share                        (.03)

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was formed for the purpose of producing low-budget feature motion
                                 5

pictures. Although the Company has assigned no book value to them, it owns or controls a variety of screenplays and television teleplays. Through an Industry process known as "packaging", the Company intends to secure known, marketable directors and actors to be attached to the various projects at which time the Company will attempt to finance the individual projects.

The Company has assembled an experienced management team to develop and implement the Company's strategic business plan. This group combines the experience of:

- Executives with extensive background in project acquisition and development;
- Executives experienced in low-budget, high output production;
- Directors with strong entrepreneurial skills and a wealth of Industry contacts and expertise.

The Company will be filling a niche market only now being realized as a meaningful and sizeable market within the $26 billion per year film industry, which is the low-budget film market. The recent successes of smaller, low-budget films, such as "The Full Monty", "Sex, Lies & Videotape", "Leaving
Las Vegas" and "The Brothers McMullen" to mention a few, have prompted most of the large studios to get on the bandwagon. They have either acquired or formed a smaller budget division, including, Fox, Warner Brothers and Universal Studios. The most successful of which is Disney's early acquisition of Miramax. This activity supports the Company's plan towards, a well developed, low-budget screenplay, with good personnel attachments can produce very sizeable returns. The typical budget within these low-budget studio acquisitions has been in the $10-$20 million range, still leaving a good sized gap in the "true" low-budget feature film market, the under $10 million dollar niche.

It is the plan of the Company to produce two films during the next year of operation and ramp up to no more than five per year for the next three years. The budgets are not expected to exceed $3 million per film due to the fact that industry research has proven that there is a reasonable expectation of recoupment of the initial investment at this level as well as a reasonable expectation of a profit.

Although the Company has several viable projects ready for production, it can take from 18-24 months from the beginning of production to realize any income from a project. The Company expects that a large portion of the income derived from it's feature films will come from the foreign market as well as cable and video cassette releases. The first project has been scheduled for a tentative production date of January 1999 with a second project scheduled tentatively for spring of 1999, with first revenues expected in late 1999. The Company will be dependent on its ability to raise the necessary capital from various financing sources.

In addition, the Company is seeking to acquire an Internet based interactive, entertainment company to compliment the Company's efforts as well as to provide a steady cash flow to aid in the day-to-day functions of the Company. Also, within the next 2 years of operations, the Company will be seeking to acquire a small to medium sized distribution company to facilitate
the distribution of the Company's projects.   The plan is to increase the cash
flow of the Company and decrease the expenses involved in the distribution of the projects. These acquisitions would be financed by either Stock or cash from the Company's working capital sources.
                                    6
Results of Operation

The following is a discussion of the results of operations from the date of inception through June 30, 1998. The company is not providing any comparisons of its results of operations because the Company was in an early stage of development, and such comparison would not be meaningful.

Net Sales

Although the Company commenced operations on February 28, 1989 there has been no significant income generating activity to date. The Company records income at the time the monies are received from the distributor of the film. To date the Company has not produced any projects that would generate income in the foreseeable future. Revenues from being a provider of contract production services are recognized using the percentage of completion method, recognizing revenue relative to the proportionate progress on such contracts as measured by the ratio which project costs incurred by the Company to date bear to the total anticipated costs advanced under such contracts, and are deferred and not recognized as revenue until obligations under such contracts are performed. The sole source of funds for the Company through June 30, 1998 has been from the acquisition of Titus Productions, Inc., and these funds total $50,000.

Cost of Revenues

Cost of revenues include the actual cost the Company pays its vendors for the products and charges incurred by the Company. To date there has been $34,500 of cost related to productions other than general administrative costs which are listed below. Film costs and program rights ("project cost") which include acquisition and development costs such as story rights, scenario and scripts, direct production costs including salaries and costs of talent, production overhead and post-production costs are deferred and amortized by the "individual-film-forecast-computation method" as required by Statement of Financial Standards No. 53.


Marketing and Sales Expenses

Marketing and sales expenses consist primarily of marketing research, market identification, trade shows, travel, entertainment, sales brochures, and sales calls. To date there have been very minimal expenditures related to advertising or public relations activities of the Company other than general
administrative costs which are listed below.   The total expenditure to date is
$4,826.35.

Non-cash Imputed Compensation Expense

The Company issued 1,000,000 shares of common stock pursuant to several consulting agreements, with such shares being registered in accordance with the Securities and Exchange Act of 1933 on Form S-8. The Company also issued 400,000 shares to various other consultants.

General Administrative Expenses

General and administrative expenses not otherwise attributable to product development and marketing expenses consist primarily of compensation, rent,
                                  7
fees for professional services, and other general corporate purposes.
General and administrative expense incurred by the Company through June 30, 1998 was $6,597. The Company expects general and administrative expenses to significantly increase in future periods as a result of, among other things, increased hiring and expansion of facilities.

Interest Income

There was no interest income through June 30, 1998.

Liquidity and Capital Resources

The Company's principal sources of liquidity were cash and cash equivalents from its accounts.

There were no capital expenditures for the Company through June 30, 1998.
The Company anticipates a substantial increase in its capital expenditures in 1998 due to commencement of production on its first film project.

The Company is actively engaged in financing activities to raise the necessary capital to begin production. The Company's ability to grow will depend in part on the Company's ability to expand its market penetration into emerging markets (Eastern Europe, China and the Pacific Rim at large). In connection herewith, the Company may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to avail itself of unanticipated opportunities or to otherwise respond to unanticipated competitive pressures. If additional funds are raised through issuance of equity securities, the percentage of ownership of the Company's then existing shareholders will be reduced. Moreover, shareholders may experience additional and significant dilution, and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurances that additional financing will be available on terms acceptable to the Company. The company may be unable to implement its business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Item 8 - Financial Statements














                                 8






                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
                    (A Development Stage Enterprise)
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page #

Report of Independent Certified Public Accountants	        F-2

Consolidated Financial Statements
    Balance Sheets  as of June 30, 1998  	                  F-3

Statements of Operations
    for the year ended June 30, 1998       	                F-4

Statements of Changes in Stockholders' Equity
    for the years ended June 30, 1998	                      F-5

 Statements of Cash Flows
    for the year ended June 30, 1998	                       F-6

Notes to Consolidated Financial Statements	                 F-7-9










                     INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors United National Film Corporation:

We have audited the accompanying consolidated balance sheet of United National Film Corporation and Subsidiary (a development stage enterprise) as of June 30, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period January 6, 1998 (inception) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United National Film Corporation and Subsidiary (a development stage enterprise) as of June 30, 1998 and the results of its operations, changes in stockholders' equity and cash flows for the period January 6, 1998 (inception) to June 30, 1998 in conformity with generally accepted accounting principles.



/S/Feldman Sherb Ehrlich & Co., P. C.
FELDMAN SHERB EHRLICH & CO.,
P.C.
Certified Public Accountants
(Formerly Feldman Radin & Co., P.C.)
New York, New York
October 2, 1998






                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
                    (A Development Stage Enterprise)
                      CONSOLIDATED BALANCE SHEET
                           JUNE 30,1998


                              ASSETS

CURRENT ASSETS:
     Cash                                              $       4,395


                                                       $       4,395


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                  $         318

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par, 3,000,000 shares
      authorized, 100,000 shares issued and outstanding          1,000

      Common stock - $.001 par, 30,000,000 shares
      Authorized, 5,461,983 shares issued and outstanding        5,462

      Paid in capital                                          133,538

      Accumulated deficit                                     (135,923)

                TOTAL STOCKHOLDERS' EQUITY                       4,077

                                                         $       4,395











                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
                    (A Development Stage Enterprise)
                   CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE PERIOD JANUARY 6, 1998 (INCEPTION) TO JUNE 30, 1998




REVENUE                                                $         50,000

COST OF REVENUES                                                 34,500

GROSS PROFIT                                                     15,500

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                       11,423
NON-CASH IMPUTED COMPENSATION EXPENSE                           140,000
                                                                151,423

NET LOSS                                               $       (135,923)

BASIC LOSS PER SHARE                                              (0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING                            4,584,986
























                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
                    (A Development Stage Enterprise)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD JANUARY 6, 1998 (INCEPTION) TO JUNE 30, 1998


                   Preferred Stock   Common Stock  Paid-in   Accumulated
                       ($.01 par)      $.001 par)  Capital    Deficit    Total

January 6, 1998 -
 Formation of Titus     100000 $1000  4000000 $4000   $(5000)    $     0  $    0

Stock issued pursuant
To Exchange Agreement     0      0    61983    62    (  62)          0       0

Stock issued for
Services                  0      0   1400000  1400    138600         0   140000



Net loss                  0      0         0     0         0   (135923) (135923)

Balance, June 30,1998  100000 $1000 5461983  $5462   $133538  $(135923) $  4077























                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
                    (A Development Stage Enterprise)
              CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE PERIOD JANUARY 6, 1998 (INCEPTION) TO JUNE 30, 1998


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $        (135,923)

   Adjustments to reconcile net loss to net cash
   Provided by operating activities:
       Non-cash imputed compensation expense                        140,000

   Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable                          318
                    Total adjustments                               140,318

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES            4,395

NET INCREASE (DECREASE) IN CASH                                       4,395

CASH AT BEGINNING OF PERIOD                                               0

CASH AT END OF PERIOD                                     $           4,395


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:

       During the period ended June 30, 1998, the Company issued 1,400,000 shares of common stock with a total value of $140,000 in exchange for consulting fees.




               See notes to consolidated financial statements


               UNITED NATIONAL FILM CORP. AND SUBSIDIARY

                    (A DEVELOPMENT STAGE ENTERPRISE)

                      NOTES TO FINANCIAL STATEMENTS



    1. ORGANIZATION AND BUSINESS DESCRIPTION

United National Film Corp. and Subsidiary ("the Company") is a Colorado corporation. The Company through its subsidiary Titus Production, Inc. ("Titus") is engaged in the acquisition and development of properties for, and the production of, television series, television specials, made-for-home television motion pictures and feature length motion pictures for domestic and international distribution.

In February 1998, pursuant to a stock purchase and exchange agreement, the Company acquired all of the capital stock of Titus, a Nevada Corporation formed on January 6, 1998 in exchange for 4,000,000 shares of common and 100,000 shares of preferred stock of the Company.

Prior to this, the Company had no operations. The acquisition of Titus is being accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Titus obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of Titus, with Titus treated as the continuing entity. The historical financial statements presented are those of Titus.

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Accounting Estimates:

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

     b. Film Costs and Program Rights:

Film costs and program rights ("project cost") which include acquisition and development costs such as story rights, scenario and scripts, direct production costs including salaries and costs of talent, production overhead and post-production costs are deferred and amortized by the "individual-film -forecast-computation method" as required by Statement of Financial Standards No. 53.


     c. Fair Value of Financial Instruments:

The carrying amounts reported in the balance sheet for cash, accounts and notes payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

     d. Cash Equivalents:

The Company considers all highly liquid temporary cash investments, with an original maturity of three months or less when purchased, to be cash equivalents.

     e. Revenue Recognition:

The Company's business is to derive revenues primarily from providing production services to third parties and exploiting projects originally developed by the Company in which it retains an ownership interest. Revenues from being a provider of contract production services are recognized using the percentage of completion method, recognizing revenue relative to the proportionate progress on such contracts as measured by the ratio which project costs incurred by the Company to date bear to the total anticipated costs advanced under such contracts, and are deferred and not recognized as revenue until obligations under such contracts are performed. Revenue from licensing company-owned projects is recognized when the film is delivered and available for showing, costs are determinable, the fee is known and collectibility is reasonably assured.

    3. RELATED PARTY TRANSACTIONS

During the period, the Company performed a $50,000 production contract for a limited partnership whose general partner is an officer and director of the Company.

    4. STOCKHOLDERS' EQUITY

The Company had authorized 800,000,000 shares of no par value common stock. The Company had 466,928,742 shares of common stock issued and outstanding at June 30, 1997. On February 5, 1998 the Company consummated a Stock Purchase and Exchange Agreement with Titus under which the Company acquired Titus and the previous shareholders of Titus obtained control of the Company. The Agreement provided for the recapitalization of the Company through the following transactions:

     1. reverse split the common stock of the Company at the ratio of 1000:1;
     2. issuance of 4,000,000 shares (post split) of the Company to the shareholders of Titus;
     3. issuance of 50,000 shares of non-voting convertible preferred stock (convertible into common voting stock at the ratio of 20:1) to the shareholders of Titus;
     4. the acquisition of 1,000,000 shares of Titus (being all of the issued and outstanding shares of Titus);
     5. the issuance of 1,000,000 shares of common stock pursuant to several consulting agreements, with such shares being registered in accordance with the Securities and Exchange Act of 1933 on Form S-8.
                                F-8


The Company also issued 400,000 shares to various other consultants. Accordingly, as a result of the reverse split, the acquisition of Titus and issuance of common stock to the consultants total issued and outstanding common shares were 5,461,983 at June 30, 1998.

Contemporaneously with the exchange transaction, the Company acquired and canceled 404,950 shares of Company common stock held by two shareholders.

On February 10, 1998, the Company designated the 100,000 shares of issued preferred stock, par value $.01, and "Series A Convertible Voting Preferred Stock" (the "Series A Preferred Stock"). The Series A Preferred Stock has no dividend rights. The holders have the right to convert each share of Series A Preferred Stock into 20 shares of common stock. Accordingly, each share of Series A Preferred Stock is entitled to 20 votes.

      5. STOCK OPTION PLAN

In February 1998, the Company adopted an incentive stock option plan pursuant to which qualified and non qualified stock options up to an aggregate of 1,000,000 shares of common stock will be made available to selected employees, consultants, officers and directors.



































Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements between the Registrant and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10 - Directors and Executive Officers

By acquiring Titus, the Company has obtained a team of seasoned executives in
the entertainment industry.   The initial management team of Titus and the
Company is comprised of Mr. Deno Paoli as Chairman, President and Chief Executive Officer who will be responsible for the operations of the Company. Mr. Paoli will also be seeking acquisitions of other synergistic companies that can add and implement value to the Company. Mr. Paoli will further serve as the Chairman of the Executive Committee which will be responsible for daily operational decisions. Mr. Paoli has over 27 years of experience in the film industry as a producer and director and has held various senior executive management positions. Most notably, Mr. Paoli served as producer on the film Code Name Zebra by Pacific West Cinema; served as President of Vagabond Productions, Inc. which produced such films as Santee, starring Glenn Ford; served as producer and director with World Productions, Inc. in charge of such films as The World Past, starring Phil Carey, and To Live, To Love, To Die with Brad Stewart. Mr. Paoli served as the President of Variety International Pictures, Inc, where he was responsible for all company businesses including
film production and distribution.   Mr. Paoli continues to maintain his
contacts throughout Europe, the Middle East and the Far East, in particular, Japan, Hong Kong and Taiwan.

Ms. Jody Mortara is the Vice President in charge of development and production. In addition, Ms. Mortara is responsible for acquiring both new concepts which can be developed into meaningful scripts for production and scripts which are fully developed and ready for production. Ms. Mortara also serves as a member of the Executive Committee. Ms. Jody Mortara has been in the entertainment Industry for over 10 years as an actress and as a producer. Originally from the San Francisco Bay Area, Ms. Mortara'a attended San Francisco State and UCLA with an educational major in theater. Ms. Mortara now resides in the greater
Los Angeles area with her husband and family.   Ms. Mortara has held such
positions as casting director with Sega of America, responsible for casting duties on Sega's many interactive video games. She has worked with Hewlett Packard's Dealership of the Future; ASCNET, Inc.'s 911, the Road Phone and
3DO's Indigo.   As producer, Ms. Mortara served with Studio Three Productions of Oakland, California; Intel Corp 's Inside Intel, a company commercial and with White Rose Productions of Berkeley, California. As co-founder of Titus Productions, Ms. Mortara was responsible for all day to day operations including creative and developmental data.

The third member of the initial management team is Mr. Ted Mortarotti who will act as Vice President and Chief Financial Officer. Mr. Mortarotti will be responsible for all financial aspects and requirements of the company. Mr. Mortarotti will coordinate closely with the company's accounting firm of Dambly & Finch. In addition to the foregoing duties, Mr. Mortarotti will be responsible for shareholders relations and corporate communications. Mr.
                                 9

Mortarotti will also serve as a member of the Executive committee. Mr. Mortarotti was raised and educated in both Wisconsin and the San Francisco Bay Area. Mr. Mortarotti's professional background is in the financial area. Mr. Mortarotti will be the Company's Chief Financial Officer.

Item 11 - Executive Compensation

During the fiscal reporting year applicable hereto, the Company has not paid any salary to its officers. Directors do not receive compensation for their services as Directors but may be reimbursed for their expenses in attending Directors meetings.

Item 12 - Security Ownership of Management

The following table sets forth, as of the date of this report, the stock ownership of each officer and director individually and all directors and officers of the Registrant as a group.

Mr. Deno Paoli	   	2,000,000			36.6%
Ms. Jody Mortara	 	1,000,000			18.3%
Mr. Ted Mortarotti	1,000,000			18.3%
As a Group		      	4,000,000			73.2%

Item 13.  Related Transactions, Changes in Securities.

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

Pursuant to the Agreement, the Company acquired all of the capital stock of Titus and the common voting shares of Mr. Conrad Sprenger and Mr. Richard L. Bare in exchange for the distribution of the shares to Mr. Deno Paoli and Ms. Jody Mortara. After the exchange, Mr. Deno Paoli owned approximately
36.6% of the issued and outstanding shares of the Company. Mr. Ted Mortarotti and Ms. Jody Mortara each owned approximately 18.3% of the issued and outstanding shares of the Company.

Following the completion of all of the foregoing transactions, the number of
                               10
shares outstanding of the issuer's Common Stock was 5,461,983.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Exhibits

None

(b) Financial Statement Schedules

None

(c) Reports on Form 8-K.

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

UNITED NATIONAL FILM CORP.
By: /s/     Deno Paoli
President
Date:   October 8, 1998