Form 10-Q
period 1998-09-30
UNITED NATIONAL FILM CORP
filed 1998-11-12
CIK 842694

FORM 10-Q
                     	SECURITIES AND EXCHANGE COMMISSION
                          	WASHINGTON, D.C.  20549

[X]     	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  	For the Quarter Ended September 30, 1998

[  ]    	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        	SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

	Commission file number: ___________

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
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 30, 1998 was 5,461,983 shares.



                    	UNITED NATIONAL FILM CORPORATION

                                	INDEX

                                                                         Page
                                                                       Number

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of September 30, 1998            1
          (unaudited)

          Consolidated Statements of Operations (unaudited) for the
          period ended September 30, 1998                                 2

          Consolidated Statements of Cash Flows (unaudited) for the
          period ended September 30, 1998                                 3

          Notes to the financial statements                             4-5

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                              5

PART II - OTHER INFORMATION                                                6

Item 1    Legal Proceedings                                                6

Item 2    Changes in Securities                                            6

Item 3    Defaults Upon Senior Securities                                  6

Item 4    Submission of Matters to a Vote of Security Holders              6

Item 5    Other Information                                                6

Item 6.   Exhibits and Reports on Form 8-K                                 6

Signature                                                                  6















                     UNITED NATIONAL FILM CORP.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED BALANCE SHEET
                         September 30, 1998
                            (UNAUDITED)

                                   ASSETS

CURRENT ASSETS:
    Cash                                                  $            1,823
    Film costs and program rights                                          0

     TOTAL CURRENT ASSETS                                               1,823

                                                          $             1,823



                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                      $               318
    Deferred income                                                         0
TOTAL CURRENT LIABILITIES                                                   0

LONG TERM DEBT                                                              0

SHAREHOLDERS' EQUITY:

     Preferred stock - $.01 par, 3,000,000 shares authorized,
     100,000 shares issued and outstanding                               1,000
     Common stock  - $0.001 par, 30,000,000 shares authorized,
     5,461,983 shares issued and outstanding                             5,462
     Paid in capital                                                   133,538
     Retained earnings                                                (138,495)
          TOTAL STOCKHOLDERS' EQUITY                                     1,505

                                                             $           1,823


                      See notes to financial statements
                                     -1-
















                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       CONSOLIDATED STATEMENT OF OPERATIONS
                       Three Months Ended September 30, 1998


REVENUE                                                $        4,900

COST OF REVENUES                                                7,000

GROSS PROFIT                                                    (2,100)

EXPENSES:
    General and Administrative                                     472
    Non-cash imputed compensation expense                            0

                                                                   472

NET LOSS                                                        (2,572)
BASIC LOSS PER SHARE                                            (  000)
WEIGHTED AVERAGE SHARES OUTSTANDING                           5,461,983








                      See notes to financial statements
                                     -2-























                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                    Three months ended September 30, 1998


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                  $           (2,572)


     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                                 0
                     Total adjustments:                                  0

           NET INCREASE (DECREASE) IN CASH                          (2,572)

CASH AT BEGINNING OF PERIOD                                          4,395

CASH AT END OF PERIOD                                  $             1,823













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

E.	Revenue Recognition - The Company derived revenues primarily from providing production services to third parties and exploiting projects originally developed by the Company in which it retains an ownership interest. Revenues from being a provider of contract production services are recognized
                                    -4-
using the percentage of completion method, recognizing revenue relative to
the proportionate progress on such contracts as measured 	by the ratio
which project costs incurred by the Company to date bear to the total anticipated costs of each project. Amounts advanced under such contracts are deferred and not recognized as revenue until obligations under such contracts are performed.


3.	RELATED PARTY TRANSACTIONS

The Company had certain transactions in the ordinary course of business with directors and employees. Four television and motion pictures scripts valued at $600,000 were sold to or contributed to the Company by the officers and directors in exchange for notes payable of $600,000. The notes payable were expunged and the value of the scripts written down to zero as of June 30, 1998. In exchange for the expungement of the notes, the Company entered into a license agreement with Mr. Paoli relating to two of the films acquired from Mr. Paoli. Thee two scripts remain in the library of the Company under license from Mr. Paoli for $1.00. The company has agreed to pay Mr. Paoli a license fee when the scripts are made into feature films.

4.	NOTES PAYABLE

The Company's two notes bearing interest at 8%, due and payable in January 2000 have been expunged in exchanged for the return of two scripts to Ms. Jody Mortara and a license agreement with Mr. Deno Paoli. As of the date of this filing, there are no notes payable by the Company.

5.	GENERAL

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended June 30, 1998.

The Company began its operation in February 1998. The financial statements for the period ended September 30, 1998 are unaudited but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period then ended.
All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage enterprise with only $7,442 in general and administrative expenses incurred during the period. Funding for the Company is expected to take place in 1999. Production activities will initiate upon the Company's receipt of such funding.




                                 -5-

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a vote of Security Holders.

None.
Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

None.

 (b)  Reports on Form 8-K.

None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NATIONAL FILM CORP.
By: /s/     Deno Paoli
President
Date:   November 14, 1998
                                   -6-