Form 10-Q
period 1998-12-31
UNITED NATIONAL FILM CORP
filed 1999-02-08
CIK 842694

FORM 10-Q
                     	SECURITIES AND EXCHANGE COMMISSION
                          	WASHINGTON, D.C.  20549

[X]     	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  	For the Quarter Ended December 31, 1998

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
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of December 31, 1998 was 5,461,983 shares.



                    	UNITED NATIONAL FILM CORPORATION

                                	INDEX

                                                                         Page
                                                                       Number

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of December 31, 1998              1
          (unaudited)

          Consolidated Statements of Operations (unaudited) for the
          period ended December 31, 1998                                   2

          Consolidated Statements of Cash Flows (unaudited) for the
          period ended December 31, 1998                                   3

          Notes to the financial statements                             4-5

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                              5

PART II - OTHER INFORMATION                                                6

Item 1    Legal Proceedings                                                6

Item 2    Changes in Securities                                            6

Item 3    Defaults Upon Senior Securities                                  6

Item 4    Submission of Matters to a Vote of Security Holders              6

Item 5    Other Information                                                6

Item 6.   Exhibits and Reports on Form 8-K                                 6

Signature                                                                  6















                     UNITED NATIONAL FILM CORP.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED BALANCE SHEET
                         December 31, 1998
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


                      See notes to financial statements
                                     -1-
















                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       CONSOLIDATED STATEMENT OF OPERATIONS


                               Three Months ended        Six Months ended
                                December 31, 1998        December 31, 1998

REVENUE                          $               0          $   4,900

COST OF REVENUES                                 0              7,000

GROSS PROFIT                                     0             (2,100)

EXPENSES:
    General and Administrative                   0                 472
    Non-cash imputed compensation                0                   0

                                                 0                 472

NET LOSS                                         0              (2,572)
BASIC LOSS PER SHARE                             0              (  000)
WEIGHTED AVERAGE SHARES OUTSTANDING      5,461,983            5,461,983








                      See notes to financial statements
                                     -2-























                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                      Six months ended December 31, 1998


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

3.	RELATED PARTY TRANSACTIONS

None.

4.	NOTES PAYABLE

As of the date of this filing, there are no notes payable by the Company.

5.	GENERAL

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended June 30, 1998.

The Company began its operation in February 1998. The financial statements for the period ended December 31, 1998 are unaudited but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period then ended.
All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage enterprise with no expenses incurred during the period. Funding for the Company is expected to take place in 1999 following the completion of the Company's response to comments from the NASD relating to relisting the Company for trading. Production activities will initiate upon the Company's receipt of such funding.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None
                                 -5-
Item 4.  Submission of Matters to a vote of Security Holders.

None.
Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

None.

 (b)  Reports on Form 8-K.

None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NATIONAL FILM CORP.
By: /s/     Deno Paoli
President
Date:   February 5, 1999
                                   -6-