Form 10-Q/A
period 1998-03-31
UNITED NATIONAL FILM CORP
filed 1999-03-02
CIK 842694

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




                    UNITED NATIONAL FILM CORPORATION


	                          INDEX
                                                                 Page
                                                                Number

PART I - FINANCIAL INFORMATION
Item 1.   Restated Financial Statements

Consolidated Balance Sheet as of March 31, 1998
(unaudited)                                                       F-1

Consolidated Statements of Operations (unaudited)
for the period January 6,1998 to March 31, 1998                   F-2


Consolidated Statements of Cash Flows (unaudited)
for the period ended March 31, 1998                               F-3

Notes to the financial statements                                 F-4, F-5

Signatures                                                          2











































                       UNITED NATIONAL FILM CORP.

                    (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED BALANCE SHEET

                            March 31, 1998
                             (UNAUDITED)



                              ASSETS


CURRENT ASSETS:
    Cash                                            $         1,785
    Notes receivable                                         45,000

     TOTAL CURRENT ASSETS                                    46,785


ORGANIZATIONAL COST                                           2,000

                                                     $       48,785



                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                  $       2,000
    Deferred income                                          50,000
TOTAL CURRENT LIABILITIES                                    52,000


SHAREHOLDERS' EQUITY:
 Preferred stock, $0.01 par, 3,000,000 shares authorized,
      100,000 shares issued and outstanding                    1,000
 Common stock  - $0.001 par,30,000,000 shares authorized,
      5,461,983 shares issued and outstanding                  5,462
 Additional paid in capital                                  133,538
 Retained earnings                                          (143,215)
                                                              (3,215)


                                                        $     48,785









              See notes to consolidated financial statements

                                  F-1




                          UNITED NATIONAL FILM CORP.

                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF OPERATIONS

            FOR THE PERIOD JANUARY 6, 1998 (INCEPTION) TO MARCH 31, 1998



REVENUES                                           $              0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  3,215

NON-CASH IMPUTED COMPENSATION EXPENSE                       140,000
                                                            143,215

NET LOSS                                           $       (143,215)



BASIC LOSS PER SHARE                                $       (  0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING                        4,979,529
































             See notes to consolidated financial statements
                                    F-2






                          UNITED NATIONAL FILM CORP.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

           FOR THE PERIOD JANUARY 6, 1998 (INCEPTION) TO MARCH 31, 1998





CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                           $             (143,215)


   Adjustments to reconcile net loss to net cash
     used in operations:
     Non-cash imputed compensation                                   140,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (  3,215)

NET INCREASE (DECREASE) IN CASH                                     (  3,215)

CASH AT BEGINNING OF PERIOD                                            5,000

CASH AT END OF PERIOD                                   $              1,785




























            See notes to consolidated financial statements

                                 F-3



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


                                 F-4
are recognized using the percentage of completion method, recognizing revenue relative to the proportionate progress on such contracts as
measured 	by the ratio which project costs incurred by the Company to
date bear to the total anticipated costs of each project. Amounts advanced under such contracts are deferred and not recognized as revenue until obligations under such contracts are performed.


3.	RELATED PARTY TRANSACTIONS

The Company entered into a &50,000 production contract with a limited partnership whose general partner is an officer and director of the Company. In exchange, the Company received a note receivable of $45,000 bearing interest at 8%, all interest and principle is due and payable in January 1999.

4.	STOCKHOLDER' EQUITY

The Company had authorized 800,000,000 shares of no par value common stock. The Company had 466,928,742 shares of common stock issued and outstanding as of June 30, 1997. On February 10, 1998, the Company entered into a Stock Purchase and Exchange Agreement with Titus under which the Company acquired Titus and the previous shareholders of Titus obtained control of the Company. The Agreement provided for the recapitalization of the Company through the following transactions:

   a) reverse split the common stock of the Company at the ratio of 1000:1;

   b) issuance of 4,000,000 shares (post split) of the Company to the shareholders of Titus;

   c) issuance 50,000 shares of non-voting convertible preferred stock (convertible into common voting stock at the ratio of 20:1) to the shareholders of Titus;

   d) acquisition of 1,000,000 shares of Titus Productions, Inc. (being all of the issued and outstanding shares of Titus);

   e) issuance of 1,000,000 shares of common voting stock pursuant to several consulting agreements with such shares being registered in accordance with the Securities and Exchange Act of 1933 on Form S-8.

The Company also issued 400,000 shares to various other consultants. Accordingly, as a result of the reverse split, the acquisition of Titus and issuance of common stock to the consultants, total issued and outstanding common shares were 5,461,983 at March 31, 1998.

Contemporaneously with the exchange transactions, the Company acquired and canceled 404,950 shares of Company common stock held by two shareholders.

On February 10, 1998, the Company designated the 100,000 shares of issued preferred stock, par value $.01, as "Series A Convertible Voting Preferred Stock" (the "Series A Preferred Stock"). The Series A Preferred Stock has no dividend rights. The holders have the right to convert each share of Series A Preferred Stock into 20 shares of common stock. Accordingly, each share of Series A Preferred Stock is entitled to 20 votes.






                                  F-5



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



UNITED NATIONAL FILM CORP.



By: /s/     Deno Paoli

President

Date: March 1, 1999







































                                     2