Form 10-Q
period 1999-03-31
UNITED NATIONAL FILM CORP
filed 1999-05-11
CIK 842694

FORM 10-Q
                     	SECURITIES AND EXCHANGE COMMISSION
                          	WASHINGTON, D.C.  20549

[X]     	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  	For the Quarter Ended March 31, 1999

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
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 31, 1999 was 5,461,983 shares.



                    	UNITED NATIONAL FILM CORPORATION

                                	INDEX

                                                                         Page
                                                                       Number

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of March 31, 1999                  1
          (unaudited)

          Consolidated Statements of Operations (unaudited) for the
          period ended March 31, 1999                                      2

          Consolidated Statements of Cash Flows (unaudited) for the
          period ended March 31, 1999                                      3

          Notes to the financial statements                             4-5

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                              5

PART II - OTHER INFORMATION                                                6

Item 1    Legal Proceedings                                                6

Item 2    Changes in Securities                                            6

Item 3    Defaults Upon Senior Securities                                  6

Item 4    Submission of Matters to a Vote of Security Holders              6

Item 5    Other Information                                                6

Item 6.   Exhibits and Reports on Form 8-K                                 6

Signature                                                                  6















                     UNITED NATIONAL FILM CORP.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED BALANCE SHEET
                           March 31, 1999
                            (UNAUDITED)

                                   ASSETS

CURRENT ASSETS:
    Cash                                                  $            1,823


     TOTAL CURRENT ASSETS                                               1,823

                                                          $             1,823



                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                      $               318


SHAREHOLDERS' EQUITY:

     Preferred stock - $.01 par, 3,000,000 shares authorized,
     100,000 shares issued and outstanding                               1,000
     Common stock  - $0.001 par, 30,000,000 shares authorized,
     5,461,983 shares issued and outstanding                             5,462
     Paid in capital                                                   133,538
     Accumulated Deficit                                              (138,495)
          TOTAL STOCKHOLDERS' EQUITY                                     1,505

                                                             $           1,823


                      See notes to financial statements
                                     -1-

















                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       CONSOLIDATED STATEMENT OF OPERATIONS


                               Three Months ended        Nine Months ended
                                March 31, 1999            March 31, 1999

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

                      Nine months ended March 31, 1999


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

The Company began its operation in February 1998. The financial statements for the period ended March 31, 1999 are unaudited but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period then ended.
All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage enterprise with no expenses incurred during the period. Funding for the Company is expected to take place in the fourth quarter of 1999 following the completion of the Company's response to comments from the NASD relating to re-listing the Company for trading. Production activities will initiate upon the Company's receipt of such funding.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. For this reason the Company does not

                                   -5-
anticipate that it will incur any significant expense in effecting year
2000 compliance with regard to its own information system. The Company at present is unable to predict the extent to which the Year 2000 issue will effect the persons and companies with whom it does business, or the extent to which the Company would be vulnerable to the failure by any of those persons or entities to remediate any Year 2000 issues on a timely basis. The failure of any of those persons or entities to convert their respective systems on a timely basis or to convert in a manner which is incompatible with the Company's systems could have a material adverse effect on the Company.


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

UNITED NATIONAL FILM CORP.
By: /s/     Deno Paoli
President
Date:   May 11, 1999
                                   -6-