Form 10-K
period 1999-06-30
UNITED NATIONAL FILM CORP
filed 1999-10-13
CIK 842694

FORM 10-K
              	SECURITIES AND EXCHANGE COMMISSION
                    	WASHINGTON, D.C.  20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended June 30, 1999

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

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of June 30, 1999 was 6,186,983 shares.

             	UNITED NATIONAL FILM CORPORATION
                         	INDEX
                                                           Page
                                                          Number
PART I -
Item 1.
Business History                                             3
Description of Business                                      4
Industry Profile                                             4

Item 2.
Products                                                     4

Item 3.
Legal Proceedings                                            4

Item 4.
Submission of Matters to a Vote of Security Holders          4

PART II
Item 5.
Market Price for Registrant's Common Equity and
Related Stockholder Matters.                                  5

Item 6
Selected Financial Data.                                      5

Item 7
Management's Discussion and Analysis of Financial
Condition and Results of Operations                           5

Item 8 - Financial Statements                                 9
Auditor's Report and financial statements                     F-1 to F-11

Item 9 - Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure.                       21

PART III
Item 10.
Directors and Executive Officers                              21

Item 11
Executive Compensation                                        21

Item 12
Security Ownership of Management                              22

Item 13
Related Transactions, Changes in Securities                   22

PART IV
Item 14
Exhibits, and
Reports on Form 8-K.                                           22
Signature                                                      23
                                    2

PART 1.

Item 1.  Business History

United National Film Corporation (the "company"), formerly known as Riverside Capital, Inc. was formed under the laws of the State of Colorado on July 19, 1988, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

On February 28, 1989, the Company completed a public offering of 20,500,000 Units at an offering price of $.01 per unit. Each Unit consisted of one share of the Company's no par value common stock and three Class A Common Stock purchase Warrants. Each A Warrant entitled the holder to purchase, at a price of $.02, one share of Common Stock and one Class B Common Stock purchase Warrant until December 22, 1992. Each B Warrant entitled the holder to purchase one share of Common Stock at $.05 per share until December 22, 1992. The proceeds to the Company from its initial public offering were approximately $159,090.

On March 2, 1989, the company made a $20,000 investment in Escalante Capital, Inc. ("Escalante") a wholly owned subsidiary of the Company. Escalante did not engage in any business activity and has been dissolved.

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

Due to financial difficulties, Fortune closed down its activities and is no longer manufacturing its mints. As of September 7, 1990, the Company no longer owned any interest in Fortune and has written off its investment.

On March 18, 1992, the Company acquired all of the issued and outstanding shares of United National Film Corporation in exchange for an aggregate of 407,250,000 (after giving effect to a one for two reverse split) authorized but unissued shares of the common stock, no par value, of Riverside Capital Inc. United National Film corporation assisted
Riverside Capital, Inc. in a business combination which resulted in the shareholders of United National Film Corporation owning together approximately 90% of the then issued and outstanding shares of Riverside Capital, Inc.'s common stock and Riverside Capital, Inc. holding 100% of the issued and outstanding shares of United National Film Corporation's common stock. No cash was acquired by either corporation in this merger.

On February 5, 1998, the Company entered into a Stock Purchase and
Exchange Agreement with Titus Productions, Inc. ("Titus") which provides for the recapitalization of the Company. Pursuant to the Agreement, the Company acquired all of the capital stock of Titus and the common voting shares of Mr. Conrad Sprenger and Mr. Richard L. Bare in exchange for the distribution of the shares to Mr. Deno Paoli, Mr. Ted Mortarotti and Ms. Jody Mortara. Following the completion of the exchange, Mr. Paoli owned approximately 36.6% and Mr. Mortarotti and Ms. Mortara each owned approximately 18.3% of the issued and outstanding shares of the Company.

On September 14, 1998, the Company purchased the worldwide rights from Arthur L. Stashower in the feature film entitled "Molly and Lawless John", starring Sam Elliott. In consideration thereof 40,000 shares of company common stock were issued and an agreement to pay $50,000 on January 15, 1999. Mr. Stashower was acting in his own capacity prior to being nominated to the Board of Directors. Mr. Stashower, now the Company's President, has deferred payment until the Company has completed its financing plans.

On January 20, 1999, the Company entered into an agreement with "Winner Take All" a California Limited Partnership to acquire all the assets of the Partnership consisting of all rights, title and interest to the screenplay "Winner Take All", which included all beneficiary agreements. The consideration paid for the acquisition was the issuance of 105,000 Shares of Common Stock divided among the limited partnership in accordance with their respective interests. Deno Paoli, one of the General Partners, abstained from voting and did not receive stock or cash for his consideration.

On June 9, 1999, a joint venture agreement was entered into with the company known as "Animation and Effects" to produce a series entitled "Snappy Sings". The joint venture will own all the rights to "Snappy Sings" including all copyrights. Ten per cent (10%) of future revenues will go to Animation and Effects and ninety per cent (90%) of the future revenues to the Company until the sum received by the Company equals the amount to be advanced by the Company. Thereafter revenues will be shared forty per cent (40%) to Animation and Effects and sixty per cent (60%) to the Company. The Company plans to finance this production through a private placement, a partnership, a Limited Liability Company, or a loan. The agreement is subject to the ability of the Company to finance the project.

Description of Business:

The Company plans to produce high quality, low budget pictures in the one million dollar to four million dollar range. They will also produce a collection of videotapes of an animated series called "Snappy."

The Company has a number of options to finance the projects it intends to produce: (1) Secure an advance payment by selling the distribution rights to a company skilled in marketing independent films; (2) Foreign sales (There are upwards of fifty viable territories from $5,000 to $100,000 minimum asking price for the right to exhibit); (3) through private placements, partnerships, and joint ventures. There can be no assurance that additional financing will be available on acceptable terms, if at all.

Industry Profile:

The motion picture industry is a $26 billion per year business in the

United States and Canada - (Screen Digest and Motion Picture Almanac.) Statistics now show that 50% of the average picture revenue is made overseas (Movie Business.) The international market extends beyond the theatrical exhibition to new commercial video formats. The European Common Market represents 100 million more customers than the United States. New delivery systems into the home are growing along with the VCR market, so that estimates project that VCRs are in 50% of European Common Market homes, cable TV in nearly 40%, and satellite delivery in over 25% of the Common Market homes. Because of the new global market and the changes in distribution and financing from the overseas market, American studios have shifted emphasis; they have essentially become banker-wholesalers more than the production companies. Independent companies have become the new movie and video makers and provide most of the product.

Technological changes are occurring at a rapid pace. Television brought movies into the home and videocassettes became a new source of income. Now a whole new market is beginning to emerge on the Internet. Each new technological change brings new and potential sources of income.

Item 2.  Products:

The Company is continuing its development and preparation of two scripts for production. The first property is "Specific Intent" (originally titled "Winner Take All"). The second property entitled, "Gerry Was Her Code Name", is based on a true story of a teenage girl. Also ready for production is a series of animated videotapes entitled, "Snappy Sings". These tapes are directed at children and teach them how to read music and sing through the animated character "Snappy."

The acquired feature film "Molly and Lawless John" starring Sam Elliott is planned for redistribution at a later date.

Item 3.  Legal Proceedings:

There are no legal proceedings pending or threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders:

On January 20, 1999 The Company entered into an Agreement with "Winner Take All" a California Limited Partnership to acquire all the assets of the Partnership consisting of all rights, title and interest to the screenplay "Winner Take All", which included all beneficiary agreements. The consideration paid for the acquisition was the issuance of 105,000 Shares of Common Stock divided among the Limited Partnership in accordance with their respective interest. Deno Paoli, one of the General Partners, abstained from voting and did not receive stock or cash.

The foregoing transaction has been approved by a majority of the Security Holders.
There are no matters pending which will require the vote of the Security
Holders.

Item 5. Market Price for Registrant's Common Equity and Related
Stockholder Matters:

The Registrant's shares were traded on the over the counter market until September 1991. Since that time, no quotations have been reported by the National Quotation Bureau, Inc. Presently no established public trading market exists for the Company's securities. Holder of common stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's common stock and no dividends are anticipated to be paid in the foreseeable future.

Item 6.  Selected Financial Data:

The following table sets forth certain selected financial data with respect to the Company and is qualified in its entirety by reference to the financial statements filed herewith:

STATEMENT OF OPERATIONS
				               For the period ending June 30,
                                           1999           1998
Revenues         					7,432	         50,000
Net Loss                  		    (67,665)       (135,923)
Net Loss per Share     	   			(0.01)          (0.03)
Weighted Average Shares
Used in Computation                    5,849,900      4,584,986

BALANCE SHEET DATA
							Year Ended June 30, 1999
Total Assets             		      65,413
Current Liabilities             	      55,000
Long Term Debt                	       1,500
Stockholders Equity           		 8,913

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operation:

It has been the goal of the company to produce high quality, low budget motion pictures with very little special effects and with story lines where the actors' roles are important to its success. Although the Company has assigned no book value to them, it controls a variety of screenplays and television teleplays. The company will attempt to finance the individual projects through private offering, Limited Partnership, or by pre-selling the product on the overseas market. To achieve this goal the company has assembled a new and experienced management team (see Part II - Directors and Executive Officers) to develop and implement the Company's business plan. This team has a combined 70 years of experience in the motion picture industry, providing extensive background in project acquisition and development, experience in high quality low budget productions, strong entrepreneurial skills, and a wealth of industry contacts and expertise. The Company's goal is to fill a niche market only now realized as a meaningful and sizable market. Recent successes of low budget productions have prompted some of the large studios to get on the bandwagon by acquiring or forming low budget divisions under different names.

The Company plans to expand into the animation market and has entered into an agreement with "Animation and Effect" to begin production on a series of animated programs. These programs will be financed by private placements. While this series is in production the Company plans to continue producing two feature films per year and ramp up to no more than four per year thereafter. The company is taking steps to prepare itself to serve the Internet market when feasible and avail itself of all the technological opportunities. The company's goals are subject to its ability to raise the necessary capital.

The Company will seek to acquire an Internet based, interactive, entertainment company to complement the Company's efforts as well as to provide a steady cash flow to aid in its day to day operations. It will continue to seek acquisitions of small to medium sized distribution companies to facilitate the distribution of the Company's project, along with other films as with the recently acquired motion picture "Molly and Lawless John". The management will continue to seek and purchase motion picture products for future distribution. These acquisitions will be financed by either stock or cash from the Company's working capital sources.

During this reporting period the Company became concerned that certain officers of the Company, respectively the Vice President and Secretary/Treasurer lacked the experience necessary to discharge their duties as directors and officers of the Company. It became apparent that these individuals had misrepresented their expertise and that their intentions were to further their own careers utilizing the Company and at the Company's expense to accomplish that end. It was learned that these officers had prepared an agreement which, if completed, would have been binding upon the company. The terms and subject matter of the agreement was never presented nor authorized by the Board of Directors of the Company nor was the form of agreement prepared or reviewed by Company Counsel. The Company was able to rescind the agreement without any liabilities or expense. On a number of occasions financial information was requested of the Secretary/Treasurer and was not provided in a timely manner, or at all. Consequently, at the Annual Meeting of Shareholders held on November 18, 1998, the two individuals were replaced as Directors and two new Directors were elected. The Board of Directors at its meeting following the Annual Meeting of Shareholders elected new officers of the Company. The resignation of the previous Vice President and Secretary/Treasurer was confirmed by a faxed resignation received by the Company on February 16, 1999. The Company is continuing to investigate the activities of these two individuals as officers of the Company and representations made to the Company by each of them which formed the basis of the Company's initial dealing with them.

Year 2000
Many computer systems experience problems handling dates in and beyond the year 2000. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. To the Company's best knowledge, the Company does not anticipate any internal Year 2000 issues from its own information system, databases or programs.

Additionally, it is our belief that the Company's hardware and software are also Year 2000 compliant. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of any changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition.

It is unknown how third parties, including customers, vendors, credit card transaction processors and financial institutions, with which our management information system interface will continue to properly interface with our system and will otherwise be compliant on a timely basis with year 2000 requirements. This could adversely affect the Company's future revenues, thought the impact is not known at this time.

The Company is also assessing and addressing the possible effects on the Company's operations of the year 2000 readiness of key distributors, suppliers, customers, vendors and financial services organizations. The Company's reliance on suppliers and distributors means that their failure to address year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not know at this time. We have not established a contingency plan in the event that we are unable to correct the Year 2000 problem and as of the date of this report, have no plans to do so.

Results of Operation:

The following is a discussion of the results of operations from the date of inception through June 30, 1999. The company is not providing any comparisons of its results of operation because the Company is still in the development stages, and such comparison would not be meaningful.

Net Sales:

Although the Company commenced operations on February 28, 1989, there has been no significant income generating activity to date. The Company records income at the time the monies are received from the distributor of the film. Revenues from being the provider of contract production services are recognized using the percentage of completion method, recognizing revenue relative to the proportionate progress on such contracts as measured by the ratio which projects costs incurred by the Company to date bear to the total anticipated costs advanced under such contracts, and are deferred and not recognized as revenue until obligations under such contracts are performed. To date the Company has not produced any projects that would generate income. The source of funds for the Company through June 30, 1999 has been from the Acquisition of Titus Production, Inc., contract production work in the amount of $50,000, which Deno Paoli has sourced for the Company, and from loans from Officers of the Company.

Cost of Revenues:
There were no production expenditures for the company during this reporting period.

Marketing and Sales Expenses:
There were no marketing and sales expenses during this reporting period.

Non-cash imputed compensation expense:

The Company issued 590,000 shares of common stock pursuant to several consulting agreements and 30,000 shares of common stock to the Directors for services rendered.

General Administrative Expenses:

General and administrative expenses not otherwise attributable to product development and marketing expenses consist primarily of compensation, fees for professional services, and other general corporate purposes. General and administrative expenses incurred by the Company through June 30, 1999 were $17,399. The Company expects general and administrative expenses to significantly increase in future periods as a result of, among other things, increased hiring and expansion of facilities.

Interest Income:
There was no interest income through June 30, 1999

Liquidity and Capital Resources:
The Company's principal sources of liquidity were cash and cash equivalents from its accounts. The following Capital Expenditures for the period ending June 30, 1999 are as follows: The Company anticipates a substantial increase in its capital expenditures in l999-2000 fiscal period due to commencement of production on its first animation project and its first film project. The Company is actively engaged in financing activities to raise the necessary capital to begin production. The Company's ability to grow will depend in part on the Company's ability to expand its market penetration into the overseas market. In connection herewith, the Company may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to avail itself of unanticipated opportunities. If additional funds are raised through issuance of equity securities, the percentage ownership of the Company's then existing shareholders will be reduced. Moreover, shareholders may experience additional and significant dilution, and such equity securities may have rights, references or privileges senior to those of the Company's Common Stock. There can be no assurances that additional financing will be available on terms acceptable to the Company. The company may be unable to implement its business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which inability could have a material adverse effect on the Company's business, prospects, financial conditions and results of operations.


Item 8 - Financial Statements
Auditor's Report and financial statements

                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
                    (A Development Stage Enterprise)
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page #

Report of Independent Certified Public Accountants	          F-2

Consolidated Financial Statements
    Balance Sheets  as of June 30, 1999  	                      F-3

Statements of Operations
    for the year ended June 30, 1999       	                F-4

Statements of Changes in Stockholders' Equity
    for the years ended June 30, 1999	                      F-5

 Statements of Cash Flows
    for the year ended June 30, 1999	                      F-6

Notes to Consolidated Financial Statements	                F-7-11

                     INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
United National Film Corporation

We have audited the accompanying consolidated balance sheet of United National Film Corporation and Subsidiary as of June 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United National Film Corporation and Subsidiary as of June 30, 1999 and the results of its operations, changes in stockholders' equity and cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.




/S/Feldman Sherb Horowitz & Co., P. C.
FELDMAN SHERB HOROWITZ & CO., P.C.
Certified Public Accountants

New York, New York
October 7, 1999

                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
                    (A Development Stage Enterprise)
                      CONSOLIDATED BALANCE SHEET
                           JUNE 30,1999


                              ASSETS

CURRENT ASSETS:
     Cash                                              $         912
     TOTAL CURRENT ASSETS                              $         912

FILM COSTS AND PRODUCTION RIGHTS                              64,500

                                                              65,412

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accrued Expenses                                  $       5,000
      Note payable                                             50,000
      TOTAL CURRENT LIABILITIES                                55,000

LOAN FROM SHAREHOLDER                                           1,500

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par, 3,000,000 shares
      authorized, 100,000 shares issued and outstanding          1,000

      Common stock - $.001 par, 30,000,000 shares
      Authorized, 6,186,983 shares issued and outstanding        6,187

      Paid in capital                                          205,313

      Accumulated deficit                                     (203,588)

                TOTAL STOCKHOLDERS' EQUITY                       8,912

                                                         $      65,412

                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
                    (A Development Stage Enterprise)
                   CONSOLIDATED STATEMENT OF OPERATIONS

                                                    For the Year ending June 30

                                                  1999            1998
REVENUE                                  $       7,432           50,000

COST OF REVENUES                                 6,000           34,500

GROSS PROFIT                                     1,432           15,500

SELLING, GENERAL & ADMINISTRATIVE EXPENSES      11,097           11,423
NON-CASH IMPUTED COMPENSATION EXPENSE           58,000          140,000
                                                69,097          151,423

NET LOSS                                       (67,665)        (135,923)

BASIC LOSS PER SHARE                             (0.01)           (0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING           5,849,900        4,584,986


                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
                    (A Development Stage Enterprise)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD ENDING JUNE 30, 1999 AND 1998

                     Preferred Stock   Common Stock  Paid-in  Accumulated
                       Shares  Amount Shares Amount  Capital  Deficit    Total
January 6, 1998 -
 Formation of Titus     100000 $1000  4000000 $4000  $(5000)   $    0  $      0

Stock issued pursuant
To Exchange Agreement        0     0    61983    62    (  62)       0         0

Stock issued for
Services                     0     0  1400000  1400   138600         0   140000

Net loss                     0     0        0     0         0  (135923) (135923)

Balance, June 30,1998  100000 $1000 5461983  $5462   $133538  $(135923) $  4077

Stock issued for
Services                            580,000    580     57420               58000

Stock issued pursuant
To agreement to acquire
Screenplays                         145,000    145     14355               14500

Net Loss                                                        (67665)   (67665)

Balance, June 30, 1999 100000 $1000 6186983   6187    205313   (203588)    (8912)



                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
                    (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 FOR THE YEAR ENDING JUNE 30
                                                   1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $   (67,665)       (135,923)

   Adjustments to reconcile net loss to net cash
   Provided by operating activities:
       Non-cash imputed compensation expense        58,000         140,000

   Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable       4,682              318
                    Total adjustments               62,682          140,318

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES  (4,983)           4,395

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in loan from shareholder                 1,500                0
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                              1,500                0

NET INCREASE (DECREASE) IN CASH                     (3,483)           4,395

CASH AT BEGINNING OF PERIOD                          4,395                0

CASH AT END OF PERIOD                          $       912            4,395



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:

       During the period ended June 30, 1999 and 1998, the Company issued 580,000 and 1,400,000 shares of common stock, respectively, with a total value of $58,000 and $140,000, respectively, in exchange for consulting fees.





               See notes to consolidated financial statements

                   UNITED NATIONAL FILM CORP. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS DESCRIPTION

United National Film Corp. and Subsidiary ("Company") is a Colorado corporation. The Company through its subsidiary Titus Production, Inc. ("Titus") is engaged in the acquisition and development of properties for, and the production of, television series, television specials, made-for-home television motion pictures and feature length motion pictures for domestic and international distribution.

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

Film Costs and Program Rights:

Film costs and program rights ("project cost") which include acquisition and development costs such as story rights, scenario and scripts, direct production costs including salaries and costs of talent, production overhead and post-production costs are stated at the lower of cost or market and are deferred and amortized by the "individual-film-forecast-computation method" as required by Statement of Financial Standards No. 53.

Fair Value of Financial Instruments:
The carrying amounts reported in the balance sheet for cash, accounts and notes payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

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

Income Taxes:

Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Loss Per Common Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which established new standards for computation of earnings per share. SFAS 128 requires the presentation on the face of the income statement of "basic" earnings per share and "diluted" earnings per share.

Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earning per share except the denominator includes dilutive common stock equivalents such as stock options and convertible debentures. Common stock options and the common shares underlying the convertible debentures are not included as their effect would be anti-dilutive.

Impairment of Long-Lived Assets:
The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), during the period. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of SFAS 121 did not impact the financial statements of the Company.

Accounting for Stock Options:
The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation". SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards under which the fair value of stock options is determined on the date of the grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25

3.	STOCKHOLDERS' EQUITY
The Company had authorized 800,000,000 shares of no par value common stock. The Company had 466,928,742 shares of common stock issued and outstanding at June 30, 1997. On February 5, 1998 the Company consummated a Stock Purchase and Exchange Agreement with Titus under which the Company acquired Titus and the previous shareholders of Titus obtained control of the Company. The Agreement provided for the recapitalization of the Company through the following transactions:

a. reverse split the common stock of the Company at the ratio of 1000:1;

b. issuance of 4,000,000 shares (post split) of common stock of the Company to the shareholders of Titus.

c. issuance of 100,000 shares of non-voting convertible preferred stock (convertible into common voting stock at the ratio of 20:1) to the shareholders of Titus.

d. the issuance of 1,000,000 shares of common stock pursuant to several consulting agreements, with such shares being registered in accordance with the Securities and Exchange Act of 1933 on Form S-8.

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

On February 10, 1998, the Company's shareholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of common shares from 800,000 to 30 million and preferred shares to 3 million. The par value is $.001 per share for common stock and $.01 per share for preferred stock.

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

In September 1998, the Company entered into an agreement to purchase the distribution rights to a screenplay titled, "Molly and Lawless John" from an unrelated third party for 40,000 shares of the Company's common stock, valued at $.10 per share, and $50,000.

In November 1998, the Company's Board of Directors approved the issuance of 580,000 shares of common stock, which included 30,000 shares to the Company's three directors to various consultants for services rendered during the year. These shares have been valued at $.10 per share and have been accounted for as non-cash compensation expense.

In March 1999, the Company entered into an agreement to purchase a screenplay titled "Special Intent" (originally titled "Winner Take All") from Winner Take All Ltd. ("WTA"), a California Partnership, in exchange for 105,000 shares of the Company's common stock. These shares have been valued at $.10 per share and have been used in computing the basis for the acquisition.
The CEO of the Company is also a general partner of WTA.

5. STOCK OPTION PLAN
In February 1998, the Company adopted an incentive stock option plan pursuant to which qualified and non-qualified stock options up to an aggregate of 1,000,000 shares of common stock will be made available to selected employees, consultants, officers and directors. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options. Options vest at the discretion of the Board of Directors. The maximum term of an option is ten years. The 1998 Stock Option Plan will terminate in February, 2008, though options granted prior to termination may expire after that date. In Fiscal 1998, there were no grants or vesting of stock options. In Fiscal 1999, compensation cost for the Stock Option Plans has been determined based on the fair value at the grant dates for awards under the Stock Option Plans, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:
                                               Fiscal 1999
                                              As         Pro
                                            Reported    Forma
Net loss                                   $ (67,665) $(71,665)
Basic and diluted net loss per share       $   (0.01) $  (0.01)

The fair value of each option grant is estimated on the date of grant using the Black Scholles option-pricing method with the following weighted average assumptions used for grants in 1999: dividend yield 0%, expected volatility 50.0%, risk-free interest rate 5.70%, expected life in years 5.

The weighted average fair value of stock options granted during the year ended June 30, 1999 was $0.04.

A summary of the status of the Stock Option Plans at June 30, 1999 and 1998 and the changes during the years then ended is presented below:
                                            1999              1998
                                    Weighted              Weighted
                                      Shares  Average       Shares  Average
                                   Underlying Exercise  Underlying  Exercise
                                      Options Price        Options  Price

Outstanding at  beginning of year        -      -            -       -
Granted                             500,000 $  0.17          -       -
Exercised                                 -       -          -       -
Outstanding at end of year          500,000 $  0.17          -       -
Exercisable at end of year          500,000 $  0.17          -       -

5. FILM COSTS AND PROGRAM RIGHTS

Components of film costs and program rights consist of the following:

June 30, 1999
Screenplays    $  64,500

5. NOTE PAYABLE

Pursuant to the acquisition of the screenplay titled, "Molly and Lawless John", a note was issued for $50,000 which was due on January 15, 1999. Terms of the note are currently being renegotiated.

6. LOANS TO SHAREHOLDER

In April 1999, a non-interest bearing loan was made to the Company from the Chief Executive Officer in the amount of $1,500.

7. INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No.
109, "Accounting for Income Taxes" ("SFAS 109"). Adoption of this statement did not have a material effect of the Company's financial statements. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS 109 additionally required the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

                                              Years ended June 30,
                                              1999           1998

Statutory federal income tax (benefit)   $  (22,000)  $   (48,000)
Effect of permanent difference               20,000        48,000
(Benefit) not recognized                     (2,000)            -
Tax provision                            $        -   $         -

The Company has no tax loss carry forwards as of June 30, 1999.

8. JOINT VENTURE AGREEMENT

In June 1999, a joint venture agreement was entered into with the Company known as "Animation and Effects" to produce a series entitled "Snappy Sings". The joint venture will own all the rights to "Snappy Sings", including all copyrights. Ten per cent (10%) of future revenues will go to Animation and Effects and ninety per cent (90%) of future revenues to the Company until the sum received by the Company equals the amount advanced by the Company. Thereafter revenues will be shared forty per cent (40%) to Animation and Effects and sixty per cent (60%) to the Company. The Company plans to finance this production through a private placement, a partnership, a Limited Liability Company, or a loan. This agreement is subject to the ability of the Company to finance the project.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART II.

Directors and Executive Officers:

The company has obtained a team of seasoned executives in the entertainment industry. The management team is comprised of Mr. Deno Paoli, as Chairman and Chief Executive Officer. Mr. Paoli has over 30 years of experience in the film industry as a producer and director and has held senior executive management positions. Mr. Paoli served as producer of the film "Code Name Zebra" by Pacific West Cinema Group; served as President of Vagabond Productions, Inc. which produced such films as "Santee" with Glenn Ford, and served as producer and director with World Production. Mr. Paoli served as President of Variety International Pictures, Inc. where he was responsible for all company business including film production and distribution.

Mr. Arthur Stashower will serve as President and Chief Operating Officer of the Company. Mr. Stashower is an attorney who has spent his entire career of over 40 years practicing in the entertainment industry. He served as an executive in the television industry as well as with United Artists Corporation. He has also been an executive in a talent agency. In his law practice Mr. Stashower has represented individuals and companies involved in all aspects of the entertainment industry, including actors, directors, writers, producers, production companies, foreign sales agencies and others. He has been production counsel for numerous motion pictures, movies of the week and mini series. Mr. Stashower is a graduate of the University of Michigan and received both his undergraduate and law degrees there, graduating from the prestigious University of Michigan Law School as a member of the Order of the Coif and in the top 5% of his class.

The third member of the management team is Mr. Peter D. Finch who is Vice President and Chief Financial Officer. Mr. Finch will be responsible for all financial aspects of the Company. He will work closely with the Company auditors of Feldman Sherb Horowitz & Co., P.C. of New York. Mr. Finch attended UCLA majoring in Math Physics and San Diego State University where he received a degree in Accounting. Mr. Finch served in the U.S. Army as a Captain with services in Southeast Asia working on Classified Warfare Missions. Returning to civilian life he worked as a manager in the audit department of Arthur Young & Company and supervised audits of Fortune 1000 companies. Since 1978 he has worked in private practice providing business, tax and computer advice to various corporations.

Item 11 - Executive Compensation

During the fiscal reporting year applicable hereto, the Company has not paid any salary to its officers. Arthur Stashower has been granted options to purchase 500,000 shares of common stock in the Company. The rights to these options will vest in accordance with his employment agreement. The effect on the Company is discussed in Financial Footnote number 5. Directors do not receive compensation for their services as Directors but may be reimbursed for their expenses in attending Directors meetings.

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

Following the completion of all of the foregoing transactions, the number of shares outstanding of the issuer's Common Stock was 6,186,983.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) Exhibits

None

(b) Financial Statement Schedules

None

(c) Reports on Form 8-K.
     None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NATIONAL FILM CORP.
By: /s/     Deno Paoli
President
Date:   October 13, 1999