Form 10-Q
period 1999-09-30
UNITED NATIONAL FILM CORP
filed 1999-10-29
CIK 842694

FORM 10-Q
                     	SECURITIES AND EXCHANGE COMMISSION
                          	WASHINGTON, D.C.  20549

[X]     	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  	For the Quarter Ended September 30, 1999

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
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 30, 1999 was 6,186,983 shares.

                    	UNITED NATIONAL FILM CORPORATION

                                	INDEX

                                                                         Page
                                                                       Number

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of September 30, 1999               1
          (unaudited)

          Consolidated Statements of Operations (unaudited) for the
          period ended September 30, 1999                                    2

          Consolidated Statements of Cash Flows (unaudited) for the
          period ended September 30, 1999                                    3

          Notes to the financial statements                             4-5

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                              5

PART II - OTHER INFORMATION                                                6

Item 1    Legal Proceedings                                                6

Item 2    Changes in Securities                                            6

Item 3    Defaults Upon Senior Securities                                  6

Item 4    Submission of Matters to a Vote of Security Holders              6

Item 5    Other Information                                                6

Item 6.   Exhibits and Reports on Form 8-K                                 6

Signature                                                                  6

                    UNITED NATIONAL FILM CORP.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED BALANCE SHEET
                           September 30, 1999
                            (UNAUDITED)

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









                   See notes to financial statements
                                     -1-

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       CONSOLIDATED STATEMENT OF OPERATIONS


                               Three Months ended        Three Months ended
                                September 30, 1999   September 30, 1998

REVENUE                          $               0          $   4,900

COST OF REVENUES                                 0              7,000

GROSS PROFIT                                     0             (2,100)

EXPENSES:
    General and Administrative                   0                 472


NET LOSS                                         0              (2,572)
BASIC LOSS PER SHARE                             0              (  000)
WEIGHTED AVERAGE SHARES OUTSTANDING      6,186,983             5,461,983













                      See notes to financial statements
                                     -2-

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                      Three months ended September 30,

                                                    1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                              $   0           (2,572)


     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                0                0
                     Total adjustments:                 0                0

           NET INCREASE (DECREASE) IN CASH              0           (2,572)

CASH AT BEGINNING OF PERIOD                           912             4,395

CASH AT END OF PERIOD                               $ 912             1,823















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

5. LOANS DUE TO SHAREHOLDER

In April 1999, a non-interest bearing loan was made to the Company from the Chief Executive Officer in the amount of $1,500.

6.	GENERAL

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended June 30, 1999.

The Company began its operation in February 1998. The financial statements for the period ended September 30, 1999 are unaudited but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period then ended.
All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.



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

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. For this reason the Company does not anticipate that it will incur any significant expense in effecting year
2000 compliance with regard to its own information system. The Company at present is unable to predict the extent to which the Year 2000 issue will effect the persons and companies with whom it does business, or the extent to which the Company would be vulnerable to the failure by any of those persons or entities to remediate any Year 2000 issues on a timely basis. The failure of any of those persons or entities to convert their respective systems on a timely basis or to convert in a manner which is incompatible with the Company's systems could have a material adverse effect on the Company.

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

UNITED NATIONAL FILM CORP.
By: /s/     Deno Paoli
President
Date:   October 28, 1999
                                   -6-