Form 10-Q
period 1999-12-31
UNITED NATIONAL FILM CORP
filed 2000-02-14
CIK 842694

FORM 10-Q
                     	SECURITIES AND EXCHANGE COMMISSION
                          	WASHINGTON, D.C.  20549

[X]     	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  	For the Quarter Ended December 31, 1999

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
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of December 31, 1999 was 6,391,983 shares.

                    	UNITED NATIONAL FILM CORPORATION

                                	INDEX

                                                                         Page
                                                                       Number

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of December 31, 1999               1
          (unaudited)

          Consolidated Statements of Operations (unaudited) for the
          period ended December 31, 1999                                    2

          Consolidated Statements of Cash Flows (unaudited) for the
          period ended December 31, 1999                                    3

          Notes to the financial statements                             4-5

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                              5

PART II - OTHER INFORMATION                                                6

Item 1    Legal Proceedings                                                6

Item 2    Changes in Securities                                            6

Item 3    Defaults Upon Senior Securities                                  6

Item 4    Submission of Matters to a Vote of Security Holders              6

Item 5    Other Information                                                6

Item 6.   Exhibits and Reports on Form 8-K                                 6

Signature                                                                  6

                    UNITED NATIONAL FILM CORP.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED BALANCE SHEET
                           December 31, 1999
                            (UNAUDITED)

                                   ASSETS

CURRENT ASSETS:
     Cash                                              $         912
     TOTAL CURRENT ASSETS                              $         912

FILM COSTS AND PRODUCTION RIGHTS                              64,500

                                                              65,412

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accrued Expenses                                  $       5,000
      Note payable                                             50,000
      TOTAL CURRENT LIABILITIES                                55,000

LOAN FROM SHAREHOLDER                                           1,500

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par, 3,000,000 shares
      authorized, 100,000 shares issued and outstanding          1,000

      Common stock - $.001 par, 30,000,000 shares
      Authorized, 6,391,983 shares issued and outstanding        6,392

      Paid in capital                                          205,313

      Accumulated deficit                                     (203,793)

                TOTAL STOCKHOLDERS' EQUITY                       8,912

                                                         $      65,412









                   See notes to financial statements
                                     -1-

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       CONSOLIDATED STATEMENT OF OPERATIONS


                               Three Months ended        Three Months ended
                                December 31, 1999         December 31, 1998

REVENUE                          $               0          $        0

COST OF REVENUES                                 0                   0

GROSS PROFIT                                     0                   0

EXPENSES:
    General and Administrative                   0                   0


NET LOSS                                         0                   0
BASIC LOSS PER SHARE                             0                   0
WEIGHTED AVERAGE SHARES OUTSTANDING      6,391,983             5,461,983













                      See notes to financial statements
                                     -2-

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                      Three months ended December 31,

                                                    1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                              $   0                0


     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                0                0
                     Total adjustments:                 0                0

           NET INCREASE (DECREASE) IN CASH              0                0

CASH AT BEGINNING OF PERIOD                           912             1,823

CASH AT END OF PERIOD                               $ 912             1,823















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

                                       -4-

4.	NOTES PAYABLE

Pursuant to the acquisition of the screenplay titled, "Molly and Lawless John", a note was issued for $50,000 which was due on January 15, 1999. The payment date on this note has been indefinitely extended by the holder of the note.

5. LOANS DUE TO SHAREHOLDER

In April 1999, a non-interest bearing loan was made to the Company from the Chief Executive Officer in the amount of $1,500. This note remains outstanding.

6.  STOCK ISSUED.

During the current financial quarter, the Company issued 10,000 shares of stock to each of the officers of the Company in lieu of salaries. The officers receiving 10,000 shares of stock each are:

Deno Paoli, Managing Director
Arthur Stashower, President
Peter D. Finch, Secretary/Treasurer

In addition to the stock issued the officers and directors, a total of 175,000 shares of stock were issued to legal advisors and marketing consultants for the Company.

7.	GENERAL

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended June 30, 1999.

The Company began its operation in February 1998. The financial statements for the period ended December 31, 1999 are unaudited but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period then ended.
All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage enterprise with no expenses incurred during the period. Funding for the Company is expected to take place in the second quarter of 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2.  Changes in Securities.
None

                                          -5-

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

UNITED NATIONAL FILM CORP.
By: /s/     Deno Paoli
President
Date:   February 14, 2000
                                   -6-