Form 10-Q
period 2000-03-31
UNITED NATIONAL FILM CORP
filed 2000-05-16
CIK 842694

FORM 10-Q
                     	SECURITIES AND EXCHANGE COMMISSION
                          	WASHINGTON, D.C.  20549

[X]     	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                	For the Quarter Ended March 31, 2000

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
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 31, 2000 was 6,391,983 shares.

                    	UNITED NATIONAL FILM CORPORATION

                                	INDEX

                                                                         Page
                                                                       Number

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of March 31, 2000                 2
          (unaudited)

          Consolidated Statements of Operations (unaudited) for the
          period ended March 31, 2000                                     3

          Consolidated Statements of Cash Flows (unaudited) for the
          period ended March 31, 200                                      4

          Notes to the financial statements                             5-6

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                              6

PART II - OTHER INFORMATION                                                6

Item 1    Legal Proceedings                                                6

Item 2    Changes in Securities                                            6

Item 3    Defaults Upon Senior Securities                                  6

Item 4    Submission of Matters to a Vote of Security Holders              7

Item 5    Other Information                                                7

Item 6.   Exhibits and Reports on Form 8-K                                 7

Signature                                                                  7

PART 1       FINANCIAL INFORMATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information disclosed not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statement and the notes thereto included in the Company Annual Report on Form 10-K for the year ended June 30, 1999.

The accompanying consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for a full year.


































                     UNITED NATIONAL FILM CORP.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED BALANCE SHEET
                       (Amounts in Thousands)
                           (UNAUDITED)

                                                   March 31,    March 31,
                                                     2000        1999
ASSETS
CURRENT ASSETS:
     Cash                                  $         912         1,823
     TOTAL CURRENT ASSETS                  $         912         1,823

FILM COSTS AND PRODUCTION RIGHTS                  64,500             0

Total                                             65,412         1,823

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable                                 0           318
      Accrued Expenses                     $       5,000             0
      Note payable                                50,000             0
      TOTAL CURRENT LIABILITIES                   55,000           318

LOAN FROM SHAREHOLDER                              1,500             0

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par,
      3,000,000 shares
      authorized, 100,000 shares
      issued and outstanding                       1,000          1,000

      Common stock - $.001 par,
      30,000,000 shares
      Authorized, 6,391,983 shares
      issued and outstanding                        6,187         5,462

      Paid in capital                             205,313       133,538

      Accumulated deficit                        (203,793)     (138,495)

TOTAL STOCKHOLDERS' EQUITY                          8,912         1,505

                                            $      65,412         1,823






                   See notes to financial statements
                                     -2-




                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       CONSOLIDATED STATEMENT OF OPERATIONS


                               Three Months ended        Three Months ended
                                  March 31,2000            March 31, 1999

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













                      See notes to financial statements
                                     -3-


















                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                      Three months ended March 31,

                                                    2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                              $   0                0


     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                0                0
                     Total adjustments:                 0                0

           NET INCREASE (DECREASE) IN CASH              0                0

CASH AT BEGINNING OF PERIOD                           912             1,823

CASH AT END OF PERIOD                               $ 912             1,823















                    See notes to financial statements
                                  -4-
















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

                                       -5-

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
None

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company is a development stage enterprise with no expenses incurred during the period. The Company is engaged in active negotiations with a potential funding source for one or more of its screenplays. In addition, the Company is continuing to seek funding for the distribution of its children's animation film, "Snappy Sings", an educational short. The
Company is exploring the licensing of film rights to Internet broadcasting companies and has discussed through third parties the suitability of several films in the Western genre to which the Company has access. Funding for the Company is expected to take place during the year 2000.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Subsequent to the date of the quarter, the Company has initiated legal proceedings to cancel certain stock certificates. The basis of the lawsuit is the failure of the recipients of the stock certificates to deliver consideration for the shares.

Item 2.  Changes in Securities.
None
Item 3.  Defaults Upon Senior Securities.
None

                             -6-
Item 4.  Submission of Matters to a vote of Security Holders.
None.
Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit 27.1 Financial Data Schedule, attached.
 (b)  Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NATIONAL FILM CORP.
By: /s/     Deno Paoli
President
Date:   February 14, 2000
                                   -7-
