Form 10-Q/A
period 2000-03-31
UNITED NATIONAL FILM CORP
filed 2000-05-22
CIK 842694

FORM 10-Q
                                  AMENDMENT N0. 1
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

                    	UNITED NATIONAL FILM CORPORATION

                                	INDEX

                                                                         Page
                                                                       Number

PART I - FINANCIAL INFORMATION

Item 1.   Restated Financial Statements
          Consolidated Balance Sheet as of March 31, 2000               1
          (unaudited)

          Consolidated Statements of Operations (unaudited) for the
          period ended March 31, 2000                                    2

          Consolidated Statements of Cash Flows (unaudited) for the
          period ended March 31, 2000                                    3

          Notes to the financial statements                             4-5

Signature                                                                  6

                     UNITED NATIONAL FILM CORP.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED BALANCE SHEET
                       (Amounts in Thousands)
                           (UNAUDITED)

                                                   March 31,    March 31,
                                                     2000        1999
ASSETS
CURRENT ASSETS:
     Cash                                  $       4,771         1,823
     TOTAL CURRENT ASSETS                  $       4,771         1,823

FILM COSTS AND PRODUCTION RIGHTS                  64,500             0

Total                                             69,271         1,823

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable                            12,000           318
      Accrued Expenses                     $       5,000             0
      Note payable                                50,000             0
      TOTAL CURRENT LIABILITIES                   67,000           318

LOAN FROM SHAREHOLDER                              3,500             0

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par,
      3,000,000 shares
      authorized, 100,000 Series A shares
      issued and outstanding; 21,500
      Series B issued and outstanding              1,251          1,000

      Common stock - $.001 par,
      30,000,000 shares
      Authorized, 6,391,983 shares
      issued and outstanding                        6,187         5,462

      Paid in capital                             205,313       133,538

      Accumulated deficit                        (203,793)     (138,495)

TOTAL STOCKHOLDERS' EQUITY                        (10,187)         1,505

                                            $      69,271         1,823






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













                      See notes to financial statements
                                     -3-


















                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                      Three months ended March 31,

                                                    2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                              $   0                0


     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                0                0
                     Total adjustments:                 0                0

           NET INCREASE (DECREASE) IN CASH              0                0

CASH AT BEGINNING OF PERIOD                           912             1,823

CASH AT END OF PERIOD                             $ 4,771             1,823















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

5. LOANS DUE TO SHAREHOLDER

In January, a non-interest bearing loan was increased to the Company from the
Chief Executive Officer in the amount of $2,000 for a total of $3,500.  This note remains outstanding.

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

UNITED NATIONAL FILM CORP.
By: /s/     Deno Paoli
President
Date:   May 22, 2000
                                   -6-
