Form 10-K
period 2000-06-30
UNITED NATIONAL FILM CORP
filed 2000-10-06
CIK 842694

 FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended June 30, 2000

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

Yes    X        No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of June 30, 2000 was 6,866,983 shares.

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
                                    2

PART 1.

Item 1.  Business History

United National Film Corporation, formerly known as Riverside Capital, Inc.
("Riverside"), was formed under the laws of the State of Colorado on July 19,
1988, in order to evaluate, structure and complete mergers with or acquire various prospects consisting of private companies, partnership or sole proprietorships.

On February 28, 1989, the Company under the name Riverside completed a public offering of  20,500,000 Units at an offering price of $.01 per unit. Each Units consisted of one share of the Company's no par value common stock and three
Class A Common Stock purchase Warrants. Each Class A Warrant entitled the holder to purchase, at a price of $.02, one share of Common Stock and one Class B
Common Stock purchase Warrant until December 22, 1992. Each Class B Warrant entitled the holder to purchase one share of Common Stock at $.05 per share until December 22, 1992. The proceeds to the Company from its initial public offering were approximately $159,090.

On March 2, 1989, the Company made a $20,000 investment in Escalante Capital,
Inc. ("Escalante") causing Escalante to become a wholly owned subsidiary of the
Company. Escalante did not engage in any business activity and has been dissolved.

On June 19, 1989, the Company purchased an eighty percent (80%) interest in
Fortune Mint, Inc. ("Fortune") for $75,000 in cash, subsequently selling all of its interest in Fortune to Heavenly Hot Dogs ("Heavenly") for 90 day promissory note for $75,000 and 7,000,000 restricted shares of Heavenly common stock,
Heavenly defaulted on its note and the agreement to sell Fortune to Heavenly was terminated.  Fortune closed down its activities and is no longer manufacturing candy mints. As of September 7, 1990, the Company no longer owned any interest in Fortune and has written off its investment.

On March 18, 1992, the Company acquired all of the issued and outstanding shares of United National Film Corporation in exchange for an aggregate of 407,250,000
(after giving effect to a one for two reverse split) authorized but unissued shares of the common stock, no par value, of Riverside. United National Film
Corporation assisted Riverside in a business combination which resulted in the shareholders of United National Film Corporation owning together approximately
90% of the then issued and outstanding shares of Riverside Capital's common stock and Riverside holding 100% of the issued and outstanding shares of United
National Film Corporation's common stock. No cash was acquired  by either corporation in this merger.  United National Film Corporation became the surviving entity.

On February 5, 1998, the Company entered into a Stock Purchase and Exchange
Agreement with Titus Productions. Inc. ("Titus") which provided for the recapitalization of the Company. Pursuant to the Agreement, the Company acquired all of the authorized but unissued capital stock of Titus along with all of the common voting shares of Mr. Conrad Sprenger and Mr. L. Richard Bare in exchange for shares owned by Mr. Deno Paoli, Mr. Ted Mortarotti and Ms. Jody Mortara.
Following the completion of the exchange, Mr. Paoli owned  approximately 36.6%
and Mr. Mortarotti and Ms. Mortara each owned approximately 18.3% of  the issued and outstanding shares of the Company.

On September 14, 1998, the Company purchased the worldwide rights from Arthur L.
Stashower in the feature film entitled  "Molly and Lawless John", starring Sam
Elliott. In consideration thereof 40,000 shares of the company stock were issued and an agreement to pay $50,000 on January 15, 1999. Mr. Stashower was a non
affiliated third party at the time of the transaction.  Following the completion of the initial part of the transaction, Mr. Stashower was nominated to the Board of Directors. Mr. Stashower is now the Company President and has deferred payment of the cash portion of the transaction until the Company has completed its financing plans.

On  January 20, 1999, the company entered into an agreement with Winner Take
All, Ltd., a California Limited Partnership to acquire all the assets of the
Partnership, consisting of all rights, title and interest to the screenplay
"Winner Take All". The consideration paid for the acquisition was the issuance of 105,000 Shares of Common Stock divided among the limited partnership in accordance with their respective interests. Deno Paoli, one of the General
Partners of Winner Take All, Ltd. and a shareholder of the Company owning more than 10% of the common shares of the Company,  abstained from voting and did not receive consideration for the transfer o his partnership interest to the
Company..

On June 9, 1999, a joint venture agreement was formed with Animation and
Effects, a California company to produce a series of short animated films entitled "Snappy Sings". The joint venture will own all the rights to  "Snappy
Sings" including all copyrights. Ten per cent (10%) of the future revenues will be paid to  Animation and Effects and ninety per cent (90%) of the future revenue will be paid to the Company until the sum received by the Company equals the amount to be advanced by the Company.  Thereafter, revenues will be shared forty per cent (40%) to Animation and Effects and sixty per cent (60%) to the
Company.  "Snappy Sings" the first tape in the series has not been completed due to delay in obtaining financing. The joint venture agreement with "Animation and
Effects" has expired and the Company is currently in negotiation for the extension of the agreement. The development and completion of educational series for children is still the goal of the Company.

On  May 24, 2000 an agreement was entered into granting the Company the exclusive rights and option to acquire the motion picture and television rights in the novel written by Paul E. Erdman entitled. The Billion Dollar Sure Thing.
The terms of the agreement provided that Paul E. Erdman will be paid  Two and one-half per cent of the final approved budget of the motion picture based on the book if produced, but  not less than $250,000 and not more than $1,000,000.
In addition Mr. Erdman will be entitled to receive the sum equal to 2.5% of the net profit derived by UTNF from  the picture. The company is in contact with
European production and investment groups for financing of this project. There is no assurance that financing for this picture will be secured by the Company.

Description of Business:

The Company was formed with a mission to identify, acquire, shoot and produce high quality budget films conceived both by UTNF and others in order to fill a void in the consumer market. Our objectives and goals are to produce quality budget pictures in the three to ten million dollar range. From time to time,
UTNF will acquire a project that will warrant a larger budget like its newly acquired original novel The Billion Dollar Sure Thing.

UTNF is continuing to acquire films for its new library. Plans call for the acquisition of  an Internet based , interactive, entertainment entity to complement its efforts to provide a steady cash flow. Management is continuing its efforts to acquire a small to medium sized distribution company.

The Company plans to continue to finance projects it intends to produce by securing an advance payment by selling the distribution rights to companies skilled in marketing independent films, Foreign sales, can bring upward to fifty
(50) viable territories ranging from $5000 to  $100,000 for the right to exhibit. Thru private placement  partnership and joint ventures UTNF hope to secure additional financing. There can be no assurance the additional financing will be  available on acceptable terms, if at all.

Industry Profile:

Technological changes are occurring at a rapid pace. Television brought movies into the homes and video cassettes have become a new source of income. Each new technological change brings new and potential sources of income. Television stands on the cusp of a revolution  as it moves from relatively fuzzy analog images of today to the crisp digital picture that will be available very soon to the public.

The motion picture industry is still a $25 to $30 billion per year business in the United  States and Canada. Statistics show that 50% of the average picture revenue comes from the foreign market. New technological changes will in the near future change the way movies are now distributed giving more opportunities for independent film companies to market their product.  No one knows how soon or at what speed these changes will occur, but the film industry is in agreement that it will happen. In the opinion of the many, the independent film makers will benefit the most.

Products:

"Specific Intent" formerly called "Winner Take All" is in pre-production stage and was selected for the company's first feature film with a production budget of less than three million dollars. In the opinion of management it has all of the elements of a successful  movie. The plot has action, suspense, humor and sadness. It is a script that can be filmed in 30 days, a short period of time for the production of feature films of this quality. The cost of production, the plot and its quick and easy shooting schedule were all taken in consideration in this decision. The company has prepared a Private Placement (A California
Limited Partnership) entitled "Specific Intent 2000 Ltd. offering l30 limited partnership units, priced at $25,000 per unit. All of the Units are being sold by UTNF and it will act as the General Partner of Specific Intent 2000 Ltd.

"Gerry Was Her Code Name", a screen play has been completed and ready for production.  This is true story of a teenage girl who risked  her life during
World War II. UTNF expects to joint venture this movie with European Productions
Companies in order to share its cost of production. On June 28, 2000 the story and script has been submitted to a cable company for a possible mini series.
There is no assurance that the cable company will choose this story over other submitted material.

The Billion Dollar Sure Thing, a newly acquired novel is now being developed into a screen play. The company  is in contact with various financial groups for production  of this product.

The acquired feature film "Molly and Lawless John" starring Sam Elliott is planned for re-distribution. Management plans to attend the International Cinema and Television Market held in Milan, Italy in late October and early November to arrange the releasing and marketing "Molly and Lawless John" in the overseas market place.

Item 3.  Legal Proceedings:

There are no legal proceedings pending or threatened against the Company. The
Company has commenced legal proceedings against the former vice-president and
Secretary to cancel certain stock certificates issued to them based on the alleged misrepresentation made to the company be each of them which formed the basis of the company's initial dealing with them. There has been no counterclaim filed against the Company in the aforementioned lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders:

No matters have been submitted to the vote of the security holders and there are no matters pending which will require the vote of the Security Holders.

Item 5. Market Price for Registrant's Common Equity and Related Stockholder
Matters:

The Company has 6,866,983 shares outstanding as of June 30, 2000 of which approximately 64% is held by insiders. During the last quarter of calendar year
1999, the Company's common stock resumed trading on the NASDAQ electronic bulletin board under the symbol UTNF. Holders of common stock are entitled to receive such dividend as may be declared by the Registrant's Board of Directors.
No dividends have been paid with respect to the Registrant's common stock and no dividend is anticipated to be paid in the foreseeable future.

The following is the report of the market trading on the Company's shares as available;

                                          High                      Low

05-18-00 through 06-30-00               $   .75                    $   .25

Historical reporting of the stock prices and trades is not available prior to
May 18, 2000,  the date on which multiple market makers for the Company's stock became available.

Item 6.  Selected Financial Data:

The following table sets forth certain selected financial data with respect to the Company and is qualified in its entirety by reference to the financial statements filed herewith:

STATEMENT OF OPERATIONS
                   For the period ending June 30,
                                          2000            1999
Revenues                  -           7,432
Net Loss                       (263,285)       (67,665)
Net Loss per Share            (0.04)          (0.01)
Weighted Average Shares
Used in Computation                    6,526,983      5,849,900

BALANCE SHEET DATA
       Year Ended June 30,
                                           2000          1999
Total Assets                      65,227       65,413
Current Liabilities                     60,400       55,000
Long Term Debt                         8,000        1,500
Stockholders Equity              (2,873)       8,913

Item 7. Management's Discussion and Analysis of Financial Condition and
Result of Operation:

It has been the goal of the company to produce high quality, low budget motion pictures. The management of the Company is in negotiation with Transamerica
Holding Company to complete the financial arrangement for an animation project
"Snappy Sings".  There is no assurance an agreement can be reached and  a satisfactory conclusion can be obtained. The Company controls a number of screenplays and will continue to finance the individual projects through private offerings, partnership or joint ventures, or the pre-selling of the project to the overseas market. The Company has not assigned any book value to these projects. The management teams has over 70 years of experience in the motion picture business, (see management)

The Company plans to continue  its project  in the educational animation market and  to finance this series by private placements or with a joint venture, partnership.  In addition to the animation series, the Company plans to continue producing two features films per year and ramp up to four in the future. The
Company plans to take steps to prepare itself to serve the Internet market when feasible and avail itself of all the technological opportunities. The Company success will be subject to its ability to raise the necessary capital.

 The Company plans to research and create motion picture products for the anticipated Internet movie market. Low cost movies products with on time scheduling will be the focus and hallmark of the Company. The Company will seek not only quality scripts and talent but also explore new technology to suit the developing Internet needs of the consumer.
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

Non-cash imputed compensation expense:

The Company issued 21,500 shares of Series B Convertible Preferred Stock for cash paid in the amount of $21,500 and issued 680,000 shares of common stock pursuant to several consulting agreements and 30,000 shares of common stock to the Directors for services rendered.

General Administrative Expenses:

General and administrative expenses not otherwise attributable to product development and marketing expenses consist primarily of compensation, fees for professional services, and other general corporate purposes. General and administrative expenses incurred by the Company through June 30, 2000 were
$32,885. The Company expects general and administrative expenses to significantly increase in future periods as a result of, among other things, increased hiring and expansion of facilities.

Interest Income:
There was interest income in the amount of $400 through June 30, 2000.

Liquidity and Capital Resources:

The Company's principal sources of liquidity were cash and cash equivalents from its accounts. There were no Capital Expenditures for the period ending June 30,
2000.  The Company anticipates a substantial increase in its capital expenditures in 2000-2001 fiscal period due to commencement of production on its first animation project and its first film project. The Company is actively engaged in financing activities to raise the necessary capital to begin production. The Company's ability to grow will depend in part on the Company's ability to expand its market penetration into the overseas market. In connection herewith, the Company may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to avail itself of unanticipated opportunities. If additional funds are raised through issuance of equity securities, the percentage ownership of the Company's then existing shareholders will be reduced. Moreover, shareholders may experience additional and significant dilution, and such equity securities may have rights, references or privileges senior to those of the Company's Common Stock. There can be no assurances that additional financing will be available on terms acceptable to the Company. The company may be unable to implement its business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which inability could have a material adverse effect on the Company's business, prospects, financial conditions and results of operations.

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
                    (A Development Stage Enterprise)
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page #

Report of Independent Certified Public Accountants           F-2

Consolidated Financial Statements
    Balance Sheets  as of June 30, 2000                         F-3

Statements of Operations
    for the year ended June 30, 2000                        F-4

Statements of Changes in Stockholders' Equity
    for the years ended June 30, 2000                       F-5

 Statements of Cash Flows
    for the year ended June 30, 2000                       F-6

Notes to Consolidated Financial Statements                 F-7-11

                     INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
United National Film Corporation

We have audited the accompanying consolidated balance sheet of United National
Film Corporation and Subsidiary as of June 30, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2000 and 1999.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United National Film
Corporation and Subsidiary as of June 30, 2000 and the results of its operations, changes in stockholders' equity and cash flows for the years ended
June 30, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.  The Company incurred losses  of
$263,285 for the year ended June 30, 2000.  Additionally, the Company had a working capital deficiency of $59,373 at June 30, 2000.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans with respect to these matters are also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/S/Feldman Sherb & Co., P. C.
FELDMAN SHERB & CO., P.C.
Certified Public Accountants

New York, New York
September 26, 2000

                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
                    (A Development Stage Enterprise)
                      CONSOLIDATED BALANCE SHEET
                           JUNE 30,2000

                              ASSETS

CURRENT ASSETS:
     Cash                                               $       1,027

FILM COSTS AND PRODUCTION RIGHTS                              64,500

                                                               65,527

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accrued Expenses                                  $      10,400
      Note payable                                              50,000
      TOTAL CURRENT LIABILITIES                                60,400

LOAN FROM SHAREHOLDER                                            8,000

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par, 3,000,000 shares
      authorized, 121,500 shares issued and outstanding          1,215

      Common stock - $.001 par, 30,000,000 shares
      Authorized, 6,866,983 shares issued and outstanding        6,867

      Paid in capital                                           455,918

      Accumulated deficit                                      (466,873)

                TOTAL STOCKHOLDERS' EQUITY                      (2,873)

                                                          $      65,527

                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
                    (A Development Stage Enterprise)
                   CONSOLIDATED STATEMENT OF OPERATIONS


                                                     For the Year ending June 30

                                                   2000            1999
REVENUE                                  $           -            7,432

COST OF REVENUES                                     -            6,000

GROSS PROFIT                                         -            1,432

SELLING, GENERAL & ADMINISTRATIVE EXPENSES      32,885           11,097
NON-CASH IMPUTED COMPENSATION EXPENSE          230,000           58,000
                                                262,885           69,097

INTEREST EXPENSE                                  (400)               -

NET LOSS                                      (263,285)        (67,665)

BASIC LOSS PER SHARE                             (0.04)           (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING           6,526,983        5,849,900



                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD ENDING JUNE 30, 1999 AND 2000

                     Preferred Stock   Common Stock  Paid-in  Accumulated
                       Shares  Amount Shares Amount  Capital  Deficit    Total

Balance June 30, 1998   100000 $1000  5461983 $5462  $133538  $(135923)   4077

Stock issued for
Services                     0     0   580000   580    57420         0    58000

Stock issued pursuant
Ro agreement to acquire
Screenplay                   0     0   145000   145    14355              14500

Net loss                     0     0        0     0        0   (67665) (67665)

Balance, June 30,1999   100000 $1000  6186983 $6187  $205313  $(203588) $  8912

Sale of Series B
Preferred Stock         21500    215        0     0    21500              21500

Stock issued for
Services                    0       0  680000   680   229320             230000

Net Loss                    0       0       0     0        0   (263285) (263285)

Balance, June 30, 2000 121500   $1215 6866983   6867  455918   (466873)   (2873)



                    UNITED NATIONAL FILM CORPORATION
                           AND SUBSIDIARY
                    (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  FOR THE YEAR ENDING JUNE 30
                                                    2000              1999
<s>                                                <c>            <c>
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $  (263,285)       (67,665)

   Adjustments to reconcile net loss to net cash
   Provided by operating activities:
       Non-cash imputed compensation expense       230,000          58,000

   Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable       5,400           4,682
                    Total adjustments              235,400          62,682

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (27,885)        (4,983)
4,395

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in loan from shareholder                 6,500               0
   Proceeds from issuance of Preferred Stock        21,500               0
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                             28,000           1,500

NET INCREASE (DECREASE) IN CASH                        115          (3,483)

CASH AT BEGINNING OF PERIOD                            912           4,395

CASH AT END OF PERIOD                          $     1,027             912



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       During the period ended June 30, 2000 and 1999, the Company issued
680,000 and 580,000 shares of common stock, respectively, with a total value of
$230,000 and $58,000, respectively, in exchange for consulting fees.

               See notes to consolidated financial statements

                   UNITED NATIONAL FILM CORP. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS DESCRIPTION

United National Film Corp. and Subsidiary ("Company") is a Colorado
corporation. The Company through its subsidiary Titus Production, Inc.
("Titus") is engaged in the acquisition and development of properties for, and the production of, television series, television specials, made-for-
home television motion pictures and feature length motion pictures for domestic and international distribution.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.  The Company incurred losses of
$263,285 for the year ended June 30, 2000.  Additionally, the Company had a working capital deficiency of $59,373 at June 30, 2000.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company is still developing its projects and has not completed any projects to generate income.  The sources of funds generated this fiscal period have come from the issuance of preferred stock and from loans from officer.  Management is actively pursuing new debt and/or equity financing, however, any results of their plans and actions cannot be assured.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
f. Income Taxes:

Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

g. Net Loss Per Common Share:

In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128 ("SFAS 128"),
"Earnings Per Share", which established new standards for
computation of earnings per share. SFAS 128 requires the
presentation on the face of the income statement of "basic" earnings per share and "diluted" earnings per share.

Basic earnings per share is computed by dividing the net income
(loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earning per share except the denominator includes dilutive common stock equivalents such as stock options and convertible debentures. Common stock options and the common shares underlying the convertible preferred stock are not included as their effect would be anti-dilutive.

h. Impairment of Long-Lived Assets:

The Company has adopted Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of SFAS 121 did not impact the financial statements of the Company.

i. Accounting for Stock Options:

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

a. reverse split the common stock of the Company at the ratio of
1:1000;

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

On February 10, 1998, the Company designated the 100,000 shares of issued preferred stock, par value $.01, "Series A Convertible Voting Preferred
Stock" (the "Series A Preferred Stock").  The Series A Preferred Stock has
no dividend rights.  The holders have the right to convert each share of
Series A Preferred Stock into 20 shares of common stock.  Accordingly, each share of Series A Preferred Stock is entitled to 20 votes.

In September 1998, the Company entered into an agreement to purchase the distribution rights to a screenplay titled, "Molly and Lawless John" from an unrelated third party for 40,000 shares of the Company's common stock, valued at $.10 per share, and $50,000.

In November 1998, the Company's Board of Directors approved the issuance of 580,000 shares of common stock, which included 30,000 shares to the
Company's three directors, to various consultants for services rendered during the year. These shares have been valued at $.10 per share and have been accounted for as non-cash compensation expense.

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

In June 1999, the Board authorized the issuance of 200,000 shares of Series
B Preferred Stock ("Series B") at the aggregate subscription price of $1 per share pursuant to an offer and sale of such Series B in a Regulation D offering of the United States Securities Act of 1933.  Holders of the
Series B are entitled to receive a 6% annual dividend payable quarterly in arrears.  The Series B is convertible at any time after issuance at 50% of the average closing bid price of the common stock or $2.00 per share, whichever is lower when the common shares of the Company has traded above
$4.00 per share for ten (10) consecutive trading days.  In addition, 10%
of the series B carry warrants to purchase additional shares at the same terms.

In September, October and November 1999 the Company issued 21,500 shares of Series B with 2,150 warrants.

In September 1999, the Company's Board of Directors approved the issuance of 500,000 shares of common stock, which included 400,000 shares to
Company directors and to various consultants for services rendered during the year. These shares have been valued at $.10 per share and have been accounted for as non-cash compensation expense.

In November 1999, the Company's Board of Directors approved the issuance of 180,000 shares of common stock, which included 30,000 shares to Company directors, and  various consultants for services rendered during the year.
These shares have been valued at $1 per share and have been accounted for as non-cash compensation expense.

In September, October and November 1999, the Company issued 21,500 shares of 6% series B convertible preferred stock at $1.00, for $21,500.

5. STOCK OPTION PLAN

In February 1998, the Company adopted an incentive stock option plan pursuant to which qualified and non-qualified stock options up to an aggregate of 1,000,000 shares of common stock will be made available to selected employees, consultants, officers and directors. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options. Options vest at the discretion of the Board of Directors.  The maximum term of an option is ten years. The 1998 Stock Option Plan will terminate in February
2008, though options granted prior to termination may expire after that date. In Fiscal 2000, there were no grants or vesting of stock options. In
Fiscal 1999, had compensation cost for the Stock Option Plan been determined based on the fair value at the grant dates for awards under the
Stock Option Plan, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                     Fiscal 1999
                                                     As       Pro
                                                  Reported    Forma
Net loss                                        $(67,665)  $(71,665)
Basic and diluted net loss per share            $  (0.01)  $  (0.01)

The fair value of each option grant is estimated on the date of grant using the Black Scholles option-pricing method with the following weighted average assumptions used for grants in 1999: dividend yield 0%, expected volatility 50.0%, risk-free interest rate 5.70%, expected life in years 5.

The weighted average fair value of stock options granted during the year ended June 30, 1999 was $0.04.

A summary of the status of the Stock Option Plans at June 30, 2000 and
1999 and the changes during the years then ended is presented below:

                                          2000                   1999
                                   Weighted  Average         Weighted  Average
                                   Shares    Exercise         Shares   Exercise
                                 Underlying   Price         Underlying  Price
                                   Options                    Options
Outstanding at
beginning of
year                               500,000   $ 0.17                -    $     -

Granted                                  -        -          500,000       0.17

Exercised                                -        -                -          -

Outstanding at
end of year                        500,000     0.17          500,000       0.17

Exercisable at
end of year                        500,000   $ 0.17          500,000     $ 0.17

6. FILM COSTS AND PROGRAM RIGHTS

Components of film costs and program rights consist of the following:

                                           June 30, 2000

Screenplays                                 $  64,500

The above film costs and program rights pertain to the screenplays "Molly and Lawless" and  "Specific Intent" (formerly "Winner Takes All").
"Molly and Lawless" is expected to be redistributed.  Management plans to attend the International Cinema and Television Market held in Milan, Italy in late October and early November to arrange the releasing and marketing of "Molly and Lawless" in the overseas market.  "Specific Intent" is in the pre-production stage.

7. NOTE PAYABLE

Pursuant to the acquisition of the screenplay titled, "Molly and Lawless
John",  a non-interest bearing was issued for $50,000,  originally due on
January 15, 1999,  has been renewed for two years.

8. LOAN FROM SHAREHOLDER

Interest bearing loans made to the Company from the Chief Executive
Officer amounted to $8,000 at June 30, 2000, at an annual interest rate of
10%.

9. INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No.
109, "Accounting for Income Taxes" ("SFAS 109"). Adoption of this statement did not have a material effect of the Company's financial statements. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally required the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

                                           Years ended June 30,
                                           2000            1999
Statutory federal income tax
(benefit)                              $ (89,000)     $ (22,000)
Effect of permanent difference            78,000         20,000
(Benefit) not recognized                  11,000          2,000
Tax provision                          $       -      $       -

The Company has no deferred tax assets or liabilities as of June
30, 2000.

10. JOINT VENTURE AGREEMENT

In June 1999, a joint venture agreement was entered into with a company known as "Animation and Effects" to produce a series entitled "Snappy
Sings". The joint venture  owns all the rights to "Snappy Sings", including all copyrights. Ten per cent (10%) of future revenues go to
Animation and Effects and ninety per cent (90%) of future revenues to the
Company until the sum received by the Company equals the amount advanced by the Company. Thereafter revenues to be shared are forty percent (40%)
to Animation and Effects and sixty percent (60%) to the Company.  "Snappy
Sings," the first tape in the series has not been completed due to delays in obtaining financing.  The joint venture agreement with "Animation and
Effects" has expired and the Company is currently in negotiation for the extension of the agreement dated June 9, 1999.  The development and completion of educational series for children is still the goal of the
Company.

11. ACQUISITION  OF "BILLION DOLLAR SURE THING"  PRODUCTION RIGHTS

On May 24, 2000, an agreement was entered into granting the Company the exclusive rights and option to acquire the motion picture and television rights in the novel written by Paul E. Erdman entitled "The Billion Dollar
Sure Thing"  The terms of the agreement provided that Paul E. Erdman will be paid 2.5% of the final approved budget of the motion picture base on the book if produced, but not less that $250,000 and not more than
$1,000,000.  In addition, Mr. Erdman will be entitled to receive the sum equal to $2.5% of the net profit derived by the Company from the picture.
The Company is in contact with European production and investment groups for financing of this project.  There is no assurance that financing for this picture will be secured by the Company.

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

Item 11 - Executive Compensation

During the fiscal reporting year applicable hereto, the Company has not paid any salary to its officers.  Each of the officers were issued 10,000 shares of common stock in lieu of salary during the reporting period.  Directors do not receive compensation for their services as Directors but may be reimbursed for their expenses in attending Directors meetings.

Item 12 - Security Ownership of Management

The following table sets forth, as of the date of this report, the stock ownership of each officer and director individually and all directors and officers of the Registrant as a group.

Mr. Deno Paoli     2,010,000   29.27%
Arthur Stashower           60,000
Peter Finch                20,000
As a Group        4,000,000   73.2%

Item 13.  Related Transactions, Changes in Securities.
None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) Exhibits
     None

(b) Financial Statement Schedules
Exhibit 27.1, Financial Data Schedule is attached.

(c) Reports on Form 8-K.
     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NATIONAL FILM CORP.
By: /s/     Deno Paoli
President
Date:   September 28, 2000

EXHIBIT 27.1

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000 AND THE CONSOLIDATED STATEMENT OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 2000 OF UNITED NATIONAL FILM CORPORATION, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
</LEGEND>
<MULTIPLIER> 1

<PERIOD-TYPE>                   12-MOS
<FISCAL-YEAR-END>                          JUN-30-2000
<PERIOD-START>                             JUL-01-1999
<PERIOD-END>                               JUN-30-2000
<CASH>                                            1,027
<SECURITIES>                                          0
<RECEIVABLES>                                        0
<ALLOWANCES>                                          0
<INVENTORY>                                           0
<CURRENT-ASSETS>                                 1,027
<PP&E>                                                0
<DEPRECIATION>                                       0
<TOTAL-ASSETS>                                  65,527
<CURRENT-LIABILITIES>                           60,400
<BONDS>                                               0
<PREFERRED-MANDATORY>                                0
<PREFERRED>                                      1,215
<COMMON>                                         6,867
<OTHER-SE>                                     (10,955)
<TOTAL-LIABILITY-AND-EQUITY>                    65,527
<SALES>                                               0
<TOTAL-REVENUES>                                     0
<CGS>                                                 0
<TOTAL-COSTS>                                        0
<OTHER-EXPENSES>                               262,885
<LOSS-PROVISION>                                     0
<INTEREST-EXPENSE>                                 400
<INCOME-PRETAX>                               (263,285)
<INCOME-TAX>                                          0
<INCOME-CONTINUING>                           (263,285)
<DISCONTINUED>                                       0
<EXTRAORDINARY>                                      0
<CHANGES>                                             0
<NET-INCOME>                                  (263,285)
<EPS-PRIMARY>                                     (.04)
<EPS-DILUTED>                                     (.04)