Form 10-Q
period 2000-09-30
UNITED NATIONAL FILM CORP
filed 2000-11-03
CIK 842694

 2:

                                FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 2000

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

Yes    X        No
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 30, 2000 was 6,866,983 shares.

                     UNITED NATIONAL FILM CORPORATION

                                 INDEX
                                                                       Page
                                                                      Number

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of September 30, 2000             2
          (unaudited)

          Consolidated Statements of Operations (unaudited) for the
          period ended September 30, 2000                                 3

          Consolidated Statements of Cash Flows (unaudited) for the
          period ended September 30, 200                                  4

          Notes to the financial statements                             5-6

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                             6

PART II - OTHER INFORMATION                                                6

Item 1    Legal Proceedings                                                6

Item 2    Changes in Securities                                            6

Item 3    Defaults Upon Senior Securities                                 6

Item 4    Submission of Matters to a Vote of Security Holders             7

Item 5    Other Information                                                7

Item 6.   Exhibits and Reports on Form 8-K                                7

Signature                                                                  7

PART 1       FINANCIAL INFORMATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Company believes that the disclosures made are adequate to make the information disclosed not misleading.  It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statement and the notes thereto included in the
Company Annual Report on Form 10-K for the year ended June 30, 2000.

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

                     UNITED NATIONAL FILM CORP.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED BALANCE SHEET
                       (Amounts in Thousands)
                           (UNAUDITED)

                                            September 30,    September 30,
                                                 2000            1999

ASSETS
CURRENT ASSETS:
     Cash                                  $         135           912
     TOTAL CURRENT ASSETS                  $         135           912

FILM COSTS AND PRODUCTION RIGHTS                  64,500        64,500

Total                                              64,635        65,412

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

      Accrued Expenses                     $      10,400         5,000
      Note payable                                50,000        50,000
      TOTAL CURRENT LIABILITIES                   60,400        55,000

LOAN FROM SHAREHOLDER                             13,000         1,500

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par,
      3,000,000 shares
      authorized, 100,000 shares
      issued and outstanding                       1,215          1,000

      Common stock - $.001 par,
      30,000,000 shares
      Authorized, 6,866,983 shares
      issued and outstanding                        6,867         6,187

      Paid in capital                             455,918        205,313

      Accumulated deficit                        (472,765)      (221,892)

TOTAL STOCKHOLDERS' EQUITY                         (8,765)         8,912

                                             $      64,635         65,412

                   See notes to financial statements

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       CONSOLIDATED STATEMENT OF OPERATIONS

                               Three Months ended        Three Months ended
                               September 30,2000         September 30, 1999

REVENUE                          $               0          $        0

COST OF REVENUES                                 0                   0

GROSS PROFIT                                     0                   0

EXPENSES:
    General and Administrative               5,891                   0

NET LOSS                                     5,891                   0
BASIC LOSS PER SHARE                         .0008                   0
WEIGHTED AVERAGE SHARES OUTSTANDING      6,866,983           6,186,983

                      See notes to financial statements

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                      Three months ended September 30,

                                                     2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                              $   0                0

     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                0                0
                     Total adjustments:               892                0

           NET INCREASE (DECREASE) IN CASH           (892)               0

CASH AT BEGINNING OF PERIOD                          1,027             912

CASH AT END OF PERIOD                               $  135             912

                    See notes to financial statements

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

D. Cash Equivalents - The Company considers all highly liquid temporary cash investments, with an original maturity of three months or less when purchased,to be cash equivalents.

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

5. LOANS DUE TO SHAREHOLDER

In April 1999, a non-interest bearing loan was made to the Company from the Chief Executive Officer in the amount of $1,500.  During the current reporting period, two loans were made to the Company, one from the Chief Executive Officer in the amount of $4,000 and one from the President in the amount of $1000.  The loans bear interest at the rate of 10% per annum and are due one year from the date of execution.  These notes remain outstanding.

6.  STOCK ISSUED.
None

7. GENERAL

Reference is made to the financial statements included in the Company's
Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended June 30, 2000.

The Company began its operation in February 1998.  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Subsequent to the date of the quarter, the Company has initiated legal proceedings to cancel certain stock certificates.  The basis of the lawsuit is the failure of the recipients of the stock certificates to deliver consideration for the shares. No counterclaim against the Company has been filed.  The lawsuit has been scheduled by the Court for mediation during the month of November, 2000.

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
Date:   November 2, 2000

EXHIBIT 27.1
FINANCIAL DATA SCHEDULE
<ARTICLE> 5
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000 AND THE CONSOLIDATED
STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER, 2000 OF
UNITED NATIONAL FILM CORPORATION, AND IS QUALIFIED IN ITS ENTIRETY BY
REFERENCE TO SUCH FINANCIAL STATEMENTS.
<MULTIPLIER> 1

<PERIOD-TYPE>                                    3-MOS
<FISCAL-YEAR-END>                          JUN-30-2000
<PERIOD-START>                             JUL-01-2000
<PERIOD-END>                               SEP-30-2000
<CASH>                                              135
<SECURITIES>                                          0
<RECEIVABLES>                                         0
<ALLOWANCES>                                          0
<INVENTORY>                                           0
<CURRENT-ASSETS>                                   135
<PP&E>                                                0
<DEPRECIATION>                                       0
<TOTAL-ASSETS>                                  64,635
<CURRENT-LIABILITIES>                           60,400
<BONDS>                                               0
<PREFERRED-MANDATORY>                                0
<PREFERRED>                                      1,215
<COMMON>                                          6,867
<OTHER-SE>                                      (8,765)
<TOTAL-LIABILITY-AND-EQUITY>                    64,635
<SALES>                                               0
<TOTAL-REVENUES>                                     0
<CGS>                                                 0
<TOTAL-COSTS>                                         0
<OTHER-EXPENSES>                                   892
<LOSS-PROVISION>                                     0
<INTEREST-EXPENSE>                                   0
<INCOME-PRETAX>                                      0
<INCOME-TAX>                                          0
<INCOME-CONTINUING>                                  0
<DISCONTINUED>                                       0
<EXTRAORDINARY>                                      0
<CHANGES>                                             0
<NET-INCOME>                                          0
<EPS-PRIMARY>                                     (.00)
<EPS-DILUTED>                                     (.00)