Form 10-Q
period 2000-12-31
UNITED NATIONAL FILM CORP
filed 2001-01-31
CIK 842694

                                 FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended December 31, 2000

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

Yes    X        No
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of December 31, 2000 was 6,626,983 shares.

                     UNITED NATIONAL FILM CORPORATION

                                 INDEX

                                                                Page Number

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of December 31, 2000             2
          (unaudited)

          Consolidated Statements of Operations (unaudited) for the
          period ended December 31, 2000                                 3

          Consolidated Statements of Cash Flows (unaudited) for the
          period ended December 31, 2000                                 4

          Notes to the financial statements                             5-6

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                             6

PART II - OTHER INFORMATION                                                6

Item 1    Legal Proceedings                                                6

Item 2    Changes in Securities                                            6

Item 3    Defaults Upon Senior Securities                                 6

Item 4    Submission of Matters to a Vote of Security Holders             7

Item 5    Other Information                                                7

Item 6.   Exhibits and Reports on Form 8-K                                7

Signature                                                                  7

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

                     UNITED NATIONAL FILM CORP.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED BALANCE SHEET

                           (UNAUDITED)

                                                December 31,    December 31,
                                                     2000         1999
ASSETS
CURRENT ASSETS:
     Cash                                  $         118           912
     TOTAL CURRENT ASSETS                  $         118           912

FILM COSTS AND PRODUCTION RIGHTS                  64,500         64,500

Total                                              64,618         65,412

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable                                 0             0
      Accrued Expenses                     $      10,400         5,000
      Note payable                                50,000        50,000
      TOTAL CURRENT LIABILITIES                   60,400        55,000

LOAN FROM SHAREHOLDER                              8,000         1,500

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par,
      3,000,000 shares
      authorized, 100,000 Series A shares
      issued and outstanding and 21,500
      Series B issued and outstanding              1,215          1,000

      Common stock - $.001 par,
      30,000,000 shares
      Authorized, 6,626,983 shares
      issued and outstanding                        6,626         6,392

      Paid in capital                             205,313       133,538

      Accumulated deficit                        (209,372)     (132,018)

TOTAL STOCKHOLDERS' EQUITY                          3,782         8,912

                                             $      64,618        65,412

                   See notes to financial statements

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       CONSOLIDATED STATEMENT OF OPERATIONS

                               Three Months ended        Three Months ended
                               December 31,2000          December 31, 1999

REVENUE                          $               0          $        0

COST OF REVENUES                                 0                   0

GROSS PROFIT                                     0                   0

EXPENSES:
    General and Administrative                 909                   0

NET LOSS                                       909                   0
BASIC LOSS PER SHARE                             0                   0
WEIGHTED AVERAGE SHARES OUTSTANDING      6,626,983            6,391,983

                      See notes to financial statements

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                            Three months ended December 31,

                                                     2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                              $(909)                0

     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                0                0
                     Total adjustments:                 0                0

           NET INCREASE (DECREASE) IN CASH              0                0

CASH AT BEGINNING OF PERIOD                         1,027             1,823

CASH AT END OF PERIOD                               $ 118             1,823

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires managementto make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B. Film Costs and Program Rights - Film costs and program rights ("project cost") which include acquisition and development costs such as story rights,scenario and scripts, direct production costs including salaries and costs of talent, production overhead and post-production costs are deferred and amortized by the "individual-film-forecast-computation method" as required by Statement of Financial Standards No. 53.

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

6.  STOCK ISSUED.

100,000 shares of common stock were issued to Richard J. Hockert, Esq., in exchange for legal services.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The Company has initiated legal proceedings to cancel certain stock certificates.  The basis of the lawsuit is the failure of the recipients of the stock certificates to deliver consideration for the shares. Settlement negotiations relating to the lawsuit are in progress.  The company anticipates that the lawsuit will be settled during the next fiscal year.

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
Date:   January 30, 2001

EX-27.1
FINANCIAL DATA SCHEDULE
ARTICLE 5

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000 AND THE CONSOLIDATED
STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 OF
UNITED NATIONAL FILM CORPORATION, AND IS QUALIFIED IN ITS ENTIRETY BY
REFERENCE TO SUCH FINANCIAL STATEMENTS.

MULTIPLIER 1

<PERIOD-TYPE>                   3-MOS
<FISCAL-YEAR-END>                          JUN-30-2000
<PERIOD-START>                             OCT-01-2000
<PERIOD-END>                               DEC-31-2000
<CASH>                                              118
<SECURITIES>                                          0
<RECEIVABLES>                                         0
<ALLOWANCES>                                          0
<INVENTORY>                                           0
<CURRENT-ASSETS>                                   118
<PP&E>                                                0
<DEPRECIATION>                                       0
<TOTAL-ASSETS>                                  64,618
<CURRENT-LIABILITIES>                           60,400
<BONDS>                                               0
<PREFERRED-MANDATORY>                                0
<PREFERRED>                                        121
<COMMON>                                          6,626
<OTHER-SE>                                       3,782
<TOTAL-LIABILITY-AND-EQUITY>                    64,618
<SALES>                                               0
<TOTAL-REVENUES>                                     0
<CGS>                                                 0
<TOTAL-COSTS>                                         0
<OTHER-EXPENSES>                                     0
<LOSS-PROVISION>                                     0
<INTEREST-EXPENSE>                                   0
<INCOME-PRETAX>                                   (909)
<INCOME-TAX>                                          0
<INCOME-CONTINUING>                                  0
<DISCONTINUED>                                       0
<EXTRAORDINARY>                                      0
<CHANGES>                                             0
<NET-INCOME>                                      (909)
<EPS-PRIMARY>                                     (.00)
<EPS-DILUTED>                                     (.00)