Form 10-Q/A
period 2000-12-31
UNITED NATIONAL FILM CORP
filed 2001-02-12
CIK 842694

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

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par,
      3,000,000 shares
      authorized, 100,000 Series A shares
      issued and outstanding and 21,500
      Series B issued and outstanding              1,215          1,000

      Common stock - $.001 par,
      30,000,000 shares
      Authorized, 6,626,983 shares
      issued and outstanding                        6,626         6,392

      Paid in capital                             205,313       133,538

      Accumulated deficit                        (216,916)     (132,018)

TOTAL STOCKHOLDERS' EQUITY                         (3,782)        8,912

                                             $      64,618        65,412

                   See notes to financial statements

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       CONSOLIDATED STATEMENT OF OPERATIONS

                               Three Months ended        Three Months ended
                               December 31,2000          December 31, 1999

REVENUE                          $               0          $        0

COST OF REVENUES                                 0                   0

GROSS PROFIT                                     0                   0

EXPENSES:
    General and Administrative                 794                   0

NET LOSS                                       794                   0
BASIC LOSS PER SHARE                             0                   0
WEIGHTED AVERAGE SHARES OUTSTANDING      6,626,983            6,391,983

                      See notes to financial statements

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                            Three months ended December 31,

                                                     2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                              $(794)                0

     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                0                0
                     Total adjustments:                 0                0

           NET INCREASE (DECREASE) IN CASH              0                0

CASH AT BEGINNING OF PERIOD                           912             1,823

CASH AT END OF PERIOD                               $ 118             1,823

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