Form 10-Q
period 2001-03-31
UNITED NATIONAL FILM CORP
filed 2001-04-12
CIK 842694

                                 FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended March 31, 2001

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

Yes    X        No
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 31, 2001 was 6,626,983 shares.

                     UNITED NATIONAL FILM CORPORATION

                                 INDEX

                                                                Page Number

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of March 31, 2001               2
          (unaudited)

          Consolidated Statements of Operations (unaudited) for the
          period ended March 31, 2001                                   3

          Consolidated Statements of Cash Flows (unaudited) for the
          period ended March 31, 2001                                   4

          Notes to the financial statements                             5-6

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                             6

PART II - OTHER INFORMATION                                                6

Item 1    Legal Proceedings                                                6

Item 2    Changes in Securities                                            6

Item 3    Defaults Upon Senior Securities                                 6

Item 4    Submission of Matters to a Vote of Security Holders             7

Item 5    Other Information                                                7

Item 6.   Exhibits and Reports on Form 8-K                                7

Signature                                                                  7

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

                     UNITED NATIONAL FILM CORP.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED BALANCE SHEET

                           (UNAUDITED)

                                                  March 31,    March 31,
                                                     2001         2000
ASSETS
CURRENT ASSETS:
     Cash                                  $         141         4,771
     TOTAL CURRENT ASSETS                  $         141         4,771

FILM COSTS AND PRODUCTION RIGHTS                  64,500        64,500

Total                                              64,641        69,271

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable                                 0        12,000
      Accrued Expenses                     $      10,400         5,000
      Note payable                                50,000        50,000
      TOTAL CURRENT LIABILITIES                   60,400        67,000

LOAN FROM SHAREHOLDER                              8,750         3,500
PAYMENT OF EXPENSES BY SHAREHOLDER                 3,652             0
STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par,
      3,000,000 shares
      authorized, 100,000 Series A shares
      issued and outstanding and 21,500
      Series B issued and outstanding              1,215          1,215

      Common stock - $.001 par,
      30,000,000 shares
      Authorized, 6,626,983 shares
      issued and outstanding                        6,626         6,187

      Paid in capital                             205,313       205,313

      Accumulated deficit                        (221,315)     (203,793)

TOTAL STOCKHOLDERS' EQUITY                         (8,161)      (10,187)

                                             $      64,641        69,271

                   See notes to financial statements

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                       CONSOLIDATED STATEMENT OF OPERATIONS

                               Three Months ended        Three Months ended
                                 March 31,2001               March 31, 2000

REVENUE                          $               0          $        0

COST OF REVENUES                                 0                   0

GROSS PROFIT                                     0                   0

EXPENSES:
    General and Administrative                4,379                  0

NET LOSS                                      4,379                   0
BASIC LOSS PER SHARE                              0                   0
WEIGHTED AVERAGE SHARES OUTSTANDING       6,626,983            6,391,983

                      See notes to financial statements

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Three months ended March 31,

                                                     2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                            $(4,379)                0

     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                0                0
                     Total adjustments:                 0                0

           NET INCREASE (DECREASE) IN CASH             23            3,859

CASH AT BEGINNING OF PERIOD                           118              912

CASH AT END OF PERIOD                               $ 141             4,771

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

5. LOANS DUE TO SHAREHOLDER

In April 1999, a non-interest bearing loan was made to the Company from the Chief Executive Officer in the amount of $1,500.  This note remains outstanding. In January 2001, the president of the company loaned the company $750.  The loan is non-interest bearing and is to be paid out of future revenues.  The president of the company also paid the following costs on behalf of the company:

Office expense:   $  84.03
Telephone           233.64
Web site fee        134.85
Printing and mail   213.74
Advertising/Promo    47.16
Travel            3,097.38
Fees                525.38
Bank costs           45.05

6.  STOCK ISSUED.

None.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company is a development stage enterprise with no expenses incurred during the period.  The Company is engaged in active negotiations with a potential funding source from Ireland for one or more of its screenplays.  In addition, the Company is continuing to seek funding for the distribution of its children's animation film, "Snappy Sings", an educational short. The
Company is exploring the licensing of film rights to Internet broadcasting companies and has discussed through third parties the suitability of several films in the Western genre to which the Company has access.

The company has been approached by a suitor company that is requesting a merger and reverse take-over of the company.  A preliminary terms sheet has been issued by the suitor company. However, no terms sheet has been agreed upon or signed by the company.  Active negotiations continue with the suitor company and any definitive agreement will be subject to shareholder approval.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

The Company has initiated legal proceedings to cancel certain stock certificates.  The basis of the lawsuit is the failure of the recipients of the stock certificates to deliver consideration for the shares. Settlement negotiations relating to the lawsuit are in progress.  The company is hopeful that the lawsuit will be settled during the next fiscal year.

Item 2.  Changes in Securities.
None

Item 3.  Defaults Upon Senior Securities.
None

Item 4.  Submission of Matters to a vote of Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.
(a) Exhibits
none
(b)  Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NATIONAL FILM CORP.
By: /s/     Deno Paoli
President
Date:   April 11, 2001