Form 10-K
period 2001-06-30
UNITED NATIONAL FILM CORP
filed 2003-02-03
CIK 842694

                           FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended June 30, 2001
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number   ____

UNITED NATIONAL FILM CORPORATION

     (Exact name of Small Business Issuer as specified in its charter)

Colorado                           84-1092589
 State or other jurisdiction of         (I.R.S.  Employer
  incorporation or organization)          Identification No.)

6363 Christie Avenue                       (510) 653-7020

                                                       Emeryville, CA 94608
(Address of Principal                (Issuers telephone number)
                                                          Executive Offices)

Check whether the issuer:
(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No
The number of shares outstanding of the issuers Common Stock, $.001 par value, as of June 30, 2001 was 6,966,983 shares.

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
Market Price for Registrants Common Equity and
Related Stockholder Matters.                                                                                           5

Item 6
Selected Financial Data.                                                                                                    5

Item 7
Managements Discussion and Analysis of Financial
Condition and Results of Operations                                                                                  5

Item 8 - Financial Statements                                                                                             9
Auditors Report and financial statements                                                            F-1 to F-11

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

PART 1.

Item 1.  Business History

United National Film Corporation (the Company), formerly known as Riverside Capital, Inc. was formed under the laws of the State of Colorado on July 19, 1988, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnership or sole proprietorships. On February 28, 1989, the Company completed a public offering of 20,500,000 Units at an offering price of $.01 per unit. Each Unit consisted of one share of the Companys no par value common stock and three Class A Common Stock purchase Warrants. Each A Warrant entitled the holder to purchase, at a price of $.02, one share of Common Stock and one Class B Common Stock purchase Warrant until December 22, 1992. Each B Warrant entitled the holder to purchase one share of Common Stock at $.05 per share until December 22, 1992. The proceeds to the Company from its initial public offering were approximately $159,090.

On March 2, 1989, the company made a $20,000 investment in Escalante Capital, Inc. (Escalante) a wholly owned subsidiary of the Company. Escalante did not engage in any business activity and has been dissolved.

On June 19, 1989, the Company purchased an eighty percent (80%) interest in Fortune Mint, Inc. (Fortune) for $75,000 in cash, subsequently selling all of its interest in Fortune to Heavenly Hot Dogs (Heavenly) for 90 day promissory note for $75,000 and 7,000,000 restricted shares of Heavenly common stock, Heavenly defaulted on its note and the agreement to sell Fortune to Heavenly was terminated. Fortune closed down its activities and is no longer manufacturing its mints. As of September 7, 1990, the Company no longer owned any interest in Fortune and has written off its investment.

On March 18, 1992, the Company acquired all of the issued and outstanding shares of United National Film Corporation in exchange for an aggregate of 407,250,000 (after giving effect to a one for two reverse split) authorized but unissued shares of the common stock, no par value, of (Riverside Capital Inc.) United National Film Corporation assisted Riverside Capital, Inc. in a business combination which resulted in the shareholders of United National Film Corporation owning together approximately 90% of the then issued and outstanding shares of Riverside Capital common stock and Riverside Capital, Inc. holding 100% of the issued and outstanding shares of United National Film Corporations common stock. No cash was acquired by either corporation in this merger. United National Film Corporation became the surviving entity.

On February 5, 1998, the Company entered into a Stock Purchase and Exchange Agreement with Titus Productions. Inc. (Titus) which provided for the recapitalization of the Company. Pursuant to the Agreement, the Company acquired all of the capital stock of Titus and the common voting shares of Mr. Conrad Sprenger and Mr. L. Richard Bare in exchange for the distribution of the shares of Mr. Deno Paoli, Mr. Ted Mortarotti and Ms. Jody Mortara. Following the completion of the exchange, Mr. Paoli owned approximately 36.6% and Mr. Mortarotti and Ms. Mortara each owned approximately 18.3% of the issued and outstanding shares of the Company.

On September 14, 1998, the Company purchased the worldwide rights from Arthur L. Stashower in the feature film entitled Molly and Lawless John, starring Sam Elliott. In consideration thereof 40,000 shares of the company stock were issued and an agreement to pay $50,000 on January 15, 1999. Mr. Stashower was acting in his own capacity prior to being nominated to the Board of Directors. Mr. Stashower, now the Company President, has deferred payment until the Company has completed its financing plans.

On January 20, 1999, the company entered into an agreement with Winner Take All a California Limited Partnership to acquire all the assets of the Partnership consisting of all rights, title and interest to the screenplay (Winner Take All), which included all beneficiary agreements. The consideration paid for the acquisition was the issuance of 105,000 Shares of Common Stock divided among the limited partnership in accordance with their respective interests. Deno Paoli, one of the General Partners of Winner Take All, Ltd and a shareholder of the Company, abstained from voting and did not receive consideration for the transfer of his partnership interest in the Company.

On June 9, 1999, a joint venture agreement was entered into with the company known as Animation and Effects to produce a series of entitled Snappy Sings. The joint venture will own all the rights to Snappy Sings including all copyrights. Ten per cent (10%) of the future revenues will to Animation and Effects and ninety per cent (90%) of the future revenue to the Company until the sum received by the Company equals the amount to be advanced by the Company. Thereafter revenues will be shared forty per cent (40%) to Animation and Effects and sixty per cent (60%) to the Company. The joint venture agreement with Animation and Effects has expired, the Company and Animation & Effect have discussed the extension of the joint venture agreement and expanding the educational programming. The Company is planning to finance this project thru private financing.

On May 24, 2000 an agreement was entered into granting the Company the exclusive rights and option to acquire the motion picture and television rights in the novel written by Paul E. Erdman entitled. The Billion Dollar Sure Thing The terms of the agreement provided that Paul E. Erdman will be paid  Two and one-half per cent of the final approved budget of the motion picture based on the book if produced, but not less than $250,000 and not more than $1,000,000. In addition Mr. Erdman will be entitled to receive the sum equal a 2.5% of the net profit derived by UNFC from the picture. The Company has reached a preliminary understanding with Lucid, Ltd. of Ireland to raise capital for this film through a government program. There is no assurance that the project can be pre-sold to meet the capital requirements of the film making. On June 20, 2001 the company reached a settlement agreement with two former officers which includes the purchase by the Company of all of the stock of those officers. (See Legal Proceedings)

Description of Business:

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

UTNF is continuing to acquire films for its new library. Plans call for the acquisition of an Internet based, interactive, entertainment entity to complement its efforts to provide a steady cash flow. Management is continuing its efforts to acquire a small to medium sized distribution company.

The Company plans to finance projects that it intends to produce by securing advance payments through the sale of distribution rights to companies skilled in marketing independent films.  Foreign sales can bring upward to fifty (50) viable territories ranging from $5000 to $100,000 for the right to exhibit. UNFC has prepared a Prospective Offering to finance its Children Education Programs. There can be no assurance the additional financing will be available on acceptable terms, if at all.

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

Products:

Video Tapes for Children, is the most profitable areas of the direct to  home video market. In the opinion of management this series of video will provide many years of income for the Company. It is expanding children program to take advance of its low production cost and the immediate return of capital. UNFC plans to joint venture its Children programs with Animation and Effects and with Allen International Production.

Specific Intent is in development stages and was selected for the company first feature film budgeted for less than three million dollars. In the opinion of management it has all of the elements of a successful movie. The plot has action, suspense, humor and sadness. It is a script that can be filmed in 30 days, a short period of time for the production of feature films of this quality. The cost of production, the plot and its quick and easy shooting schedule were all taken in consideration in this decision.
Gerry Was Her Code Name is also in development. A true story of a teen age girl who risked her life during World War II. UNFC expects to joint venture this movie with European Productions Companies in order to share its cost of production.  This story and script was submitted to a cable company for a possible T.V. mini series and is still being seriously considered. There is no assurance that the cable company will choose this story over other submitted material.

The Billion Dollar Sure Thing: its newly acquired novel. A screenplay was recently completed  the company  has reached a tentative joint venture agreement with an overseas company to finance the film under its government program. The acquired feature film Molly and Lawless John starring Sam Elliott is planned for re-distribution at later date.

Item 3.  Legal Proceedings:

There are no legal proceedings pending or threatened against the Company. The Company has filed litigation with the former Vice President and Secretary of the Company. On June 26, 2001. The Company reached a tentative settlement of that pending litigation.

The Board of Directors held a special meeting on June 24,2001 to discuss the settlement agreement reached with its former Vice President and Secretary of the Company.  A motion was made and unanimously carried to the terms and condition of the settlement agreement. The Board of Directors instructed legal counsel to complete the necessary documents to conclude and finalize the settlement.  As of June 30, 2001, the formal Settlement Agreement and other documentation necessary to conclude that the settlement was in negotiation between the counsel for the Company and counsel for the former officers of the Company.  Finalization of the settlement is pending the ability of the Company to fund the stock repurchase agreement associated with the settlement agreement.

Item 4.  Submission of Matters to a Vote of Security Holders:

No matters have been submitted to the vote of the security holders and there are no matters pending which will require the vote of the Security Holders.

Item 5. Market Price for Registrants Common Equity and Related Stockholder Matters:

The Company has 6,966,983 shares outstanding as of June 30, 2001 of which approximately 30% is held by insiders. On November 9, 1999 UNFC common stock began trading on the NASDAQ electronic bulletin board under the symbol UTNF.  Holders of common stock are entitled to receive such dividend as may be declared by the Registrants Board of Directors. No dividends have been paid with respect to the Registrants common stock and no dividend is anticipated to be paid in the foreseeable future. The following is the report of the market trading on the shares of the Company as available;

                                                                                              High              Low
07-01-00 through 06-30-01                                                $   .12         $   ..07

Item 6.  Selected Financial Data:

The following table sets forth certain selected financial data with respect to the Company and is qualified in its entirety by reference to the financial statements filed herewith:

                                                                       STATEMENT OF OPERATIONS
                                                                          For the period ending June 30,
                                                                                         2001           2000
Revenues                                                                                      -               -
Net Loss                                                                     (105,214)       (263,285)
Basic Net Loss per Share                                                  (0.01)             (0.04)
Weighted Average Shares
used in Computation                                                   6,916,983       6,526,983

                                                                            BALANCE SHEET DATA
                                                                                     Year Ended June 30,
                                                                                          2001          2000

Total Assets                                                                           99       65,227
Current Liabilities                                                             80,886       60,400
Long Term Debt                                                                 8,000        8,000
Stockholders Equity                                                          (2,873)      (2,873)

Item 7. Managements Discussion and Analysis of Financial Condition and Result of Operation:

It has been the goal of the company to produce high quality, low budget motion pictures. The management of the Company  had been  in serious negotiation  on a partnership or joint venture arrangement  with a Transamerica  Holding company to complete the financial arrangement  An agreement could not be reached due the concern by Transamerica Holding the outcome of the then pending suit against its two previous corporate officers and the inability to insure the delivery of two million shares. Management made the decision that it would have better success with overseas company and began to look for foreign company who wanted to enter the US market. The Company CEO has made numerous trips to England and Ireland and has established contract with an established Irish Law Firm Company with offices in Ireland and England to arrange financing  up to 20 per cent of the Company Production cost thru a government sponsor program. The Company controls a number of screenplays and is hopeful it can finance the balance of the production cost through private offerings, partnership or joint ventures, or the pre-selling of the project to the overseas market.

Although the Company owns the rights to these Screenplays have value it has not assigned any book value to these projects. The management team has over 70 years of experience in the motion picture business all in all  area  including production and management. (See management)

The Company plans to continue  its projects  in the children  market and  to finance this series by private placements or with a joint venture, partnership.  In addition to the Company plans to continue producing  features films. The company plans to take steps to prepare it to serve the Internet market when feasible and avail itself of all the technological opportunities. The Management team has spent considerable time and at its own expense in  efforts to raise sufficient capital to fulfill it Business plan.

The Company plans to research and create motion picture products for the anticipated internet movie market and the growing DVD market.  Low cost movies products with on time scheduling will be the focus and hallmark of the company. The company will seek not only quality scripts and talent but also explore new technology to suit the developing internet needs of the consumers.

Results of Operation:

The following is a discussion of the results of operations from June 30, 2000 through June 30, 2001.

Net Sales:
There has been no income generated during the prior fiscal twelve month period. The Company is still developing their projects and to date has not completed  its projects to generate income. The sources of funds generated this fiscal period have come from loans to the company by management.

Marketing and Sales Expenses:
There were no marketing and sales expenses during this reporting period.

Non-cash imputed compensation expenses:
The Company issued 100,000 shares of restricted common stock to a consultant for services rendered during this fiscal period.
.
General and Administrative Expenses:
General and Administrative expenses have been held to a minimum because of the delay in the development of the companys products.  The delay is due to investors reluctance to assist in  financing the companys products because of the pending lawsuit against two former company officers.  With the release of the pending lawsuit and the agreement reached by all parties, it is anticipated that a financing program will be completed during this new fiscal period. The accrued expenses during this fiscal period were $12,500 and were fees for professional services in the arbitration hearing and settlement agreement. Stock was issued in lieu of payment of this fee (See Changes in Securities). Unpaid advances by its CEO for expenses  for  corporate purposes in the amount of $2,316. The Company General and Administrative expenses for this account $7,728. It is expected the General and Administrative expenses will increase in the future periods as a result of trading status and development of projects.

Interest Income:
There was no interest income through June 30, 2001

Liquidity and Capital Resources:
The Companys principal sources of liquidity were cash and cash equivalents from its accounts. There were no Capital Expenditures for the period ending June 30, 2001.  The Company anticipates a substantial increase in its capital expenditures in 2001-2002 fiscal period due to commencement of production on its children  projects and the production of its first  film projects. With its legal settlement the Company is now actively engaged in completion of its financing activities to raise the necessary capital to begin production. The Companys ability to grow will depend in part on the Companys ability to expand its market penetration into the overseas market.  In connection therewith, the Company may need to raise additional capital in the foreseeable future from public or private equity or debt service in order to avail itself of opportunities that may come before the Company. If additional funds are raised through issuance of equity securities, the percentage ownership of the Companys then existing shareholders will be reduced. Moreover, shareholders may experience additional and significant dilution, and such equity securities may have rights, references or privileges senior to those of the Companys Common Stock. Although Management has made significant progress in obtaining overseas financing, there is no assurance  that additional financing will be available on terms acceptable to the Company.

The Company may be unable to implement its business, sales, or marketing plan, respond to competitive forces or take advantage of perceived business, opportunities, which inability could have a material adverse effect on the Companys business, prospects. (See financial conditions and results of operations0.

Item 8 - Financial Statements

Auditors Report and financial statements

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
                                                                (A Development Stage Enterprise)
                                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                                                     Page #
Report of Independent Certified Public Accountants                                                                           F-2
Consolidated Financial Statements
    Balance Sheets  as of June 30, 2001                                                                                              F-3
Statements of Operations
    for the year ended June 30, 2001                                                                                                   F-4
Statements of Changes in Stockholders Equity
    for the years ended June 30, 2001                                                                                                  F-5
 Statements of Cash Flows
    for the year ended June 30, 2001                                                                                                    F-6
Notes to Consolidated Financial Statements                                                                                        F-7-11

                                                            INDEPENDENT AUDITORS REPORT

To the Stockholders and Board of Directors
United National Film Corporation

We have audited the accompanying consolidated balance sheet of United National Film Corporation and Subsidiary as of June 30, 2001 and the related consolidated statements of operations, changes in stockholders equity and cash flows for the years ended June 30, 2001 and 2000.  These financial statements are the responsibility of Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the  financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in  all material respects, the financial position of United National Film Corporation and Subsidiary as of June 30, 2001 and the results of its operations, changes in stockholders equity and cash flows for the years ended June 30, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred losses  of $105,214 for the year ended June 30, 2001.  Additionally, the Company had a working capital deficiency of $80,787 at June 30, 2001.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Managements plans with respect to these matters are also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/S/
Sherb & Co.,LLP
Certified Public Accountants
New York, New York
January 27, 2003

                                                          UNITED NATIONAL FILM CORPORATION
                                                                            AND SUBSIDIARY
                                                                    (A Development Stage Enterprise)
                                                           CONSOLIDATED BALANCE SHEET
                                                                             JUNE 30,2001

                                                                                  ASSETS

CURRENT ASSETS:   Cash                                                                                                   $          99

                                                   LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
      Accounts Payable and Accrued Expenses                                                                       $      30,886
      Note payable                                                                                                                          50,000
      TOTAL CURRENT LIABILITIES                                                                                        80,886

LOAN FROM SHAREHOLDER                                                                                                14,800

STOCKHOLDERS EQUITY:
Preferred stock - $.01 par, 3,000,000 shares
authorized, 21,500 shares issued and outstanding                                                                                215
Common stock - $.001 par, 30,000,000 shares
Authorized, 6,966,983 shares issued
and outstanding                                                                                                                               6,967
      Paid in capital                                                                                                                        469,318
      Accumulated deficit                                                                                                              (572,087)
                TOTAL STOCKHOLDERS EQUITY                                                                        (95,587)

                                                                                                                                                 $         99

                                             UNITED NATIONAL FILM CORPORATION
                                                              AND SUBSIDIARY
                                                    (A Development Stage Enterprise)
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                           For the Year ending June 30
                                                                                                                          2001            2000
REVENUE                                                                                                    $           -                -
SELLING, GENERAL &
ADMINISTRATIVE EXPENSES                                                                 26,914          32,885
NON-CASH IMPUTED
COMPENSATION EXPENSE                                                                    12,500         230,000
WRITE OFF FILM COSTS                                                                         64,500                    -
                                                                                                                   103,914         262,885

INTEREST EXPENSE                                                                                  (1,300)             (400)
NET LOSS                                                                                                (105,214)       (263,285)
BASIC LOSS PER SHARE                                                                            (0.01)             (0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING                              6,916,983      6,526,983

                                                           UNITED NATONAL FILM CORPORATION
                                                                         AND SUBSIDIARY
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                                   FOR THE PERIOD ENDING JUNE 30,2000 AND 2001
                                                         Preferred Stock        Common Stock       Paid-in     Accumulated
                                                         Shares  Amount        Shares   Amount     Capital           Deficit        Total
Balance 06-30-99                           100,000 $1000      6,186,983  $6187      $205,313    $(203,588)    8,912
Sale of Series B
Convertible Preferred
Stock                                               21,500     215                     -          -          21,285                    -    21,500
Stock issued for
Services                                                    0          0        680000      680         229,320                    -    230,000
Net loss                                                    0           0                 0          0                               (263,285)(263,285)
Balance, 06-30-00                         121,500    1,215   6,866,983   6,867         455,918         (466,873)   (2,873)
Stock issued for
Services                                                    0           0      100,000     100            12,400                      -     12,500
Cancellation of
Series A Preferred                        (100,000)  (1,000)                -         -              1,000                       -              -
Net Loss                                                  0            0                 0         0                    0            (105,214)(105,214)
Balance, 06-30-01                          21,500     $ 215    6,966,983   6,967       469,318            (572,087)  (95,087)

                                                   UNITED NATIONAL FILM CORPORATION
                                                                  AND SUBSIDIARY
                                                        (A Development Stage Enterprise)
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                         FOR THE YEAR ENDING JUNE 30
                                                                                                                      2001              2000
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                             $  (105,214)       (263,285)
   Adjustments to reconcile net loss to net cash
   Provided by operating activities:
       Common Stock Issued for services                                                        12,500        230,000
       Write-off of film costs                                                                            64,500                    -
   Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable                                                 20,486             5,400
                    Total adjustments                                                                      97,486         235,400
NET CASH USED IN OPERATING ACTIVITIES                                     (7,728)        (27,885)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in loan from shareholder                                                                  6,800            6,500
   Proceeds from issuance of Preferred Stock                                                          -           21,500
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                                                         6,800         28,000
NET INCREASE (DECREASE) IN CASH                                                      (928)             115
CASH AT BEGINNING OF PERIOD                                                           1,027               912
CASH AT END OF PERIOD                                                                   $         99            1,027

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
During the period ended June 30, 2001 and 2000, the Company issued 100,000 and 680,000 shares of common stock, respectively, with a total value of $12,500 and $230,000, respectively, in exchange for consulting fees.

  See notes to consolidated financial statements

                                                 UNITED NATIONAL FILM CORP. AND SUBSIDIARY
                                                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS DESCRIPTION
United National Film Corp. and Subsidiary (Company) is a Colorado corporation. The Company through its subsidiary Titus Production, Inc. (Titus) is engaged in the acquisition and development of properties for, and the production of, television series, television specials, made-for-home television motion pictures and feature length motion pictures for domestic and international distribution.

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

2. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred losses of $105,214 for the year ended June 30, 2001.  Additionally, the Company had a working capital deficiency of $80,787 at June 30, 2001.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The Company is still developing its projects and has not completed any projects to generate income.  The sources of funds generated this fiscal period have come from loans from an officer.  Management is actively pursuing new debt and/or equity financing, however, any results of their plans and actions cannot be assured.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b. Film Costs and Program Rights:
Film costs and program rights (project cost) which include acquisition and development costs such as story rights, scenario and scripts, direct production costs including salaries and costs of talent, production overhead and post-production costs are stated at the lower of cost or market and are deferred and amortized by the individual-film-forecast-computation method as required by Statement of Financial Standards No. 53.

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

e. Revenue Recognition:
The business of the Company is to derive revenues primarily from providing production services to third parties and exploiting projects originally developed by the Company in which it retains an ownership interest. Revenues from being a provider of contract production services are recognized using the percentage of completion method, recognizing revenue relative to the proportionate progress on such contracts as measured by the ratio which project costs incurred by the Company to date bear to the total anticipated costs of each project. Amounts advanced under such contracts are deferred and not recognized as revenue until obligations under such contracts are performed.  Revenue from licensing company-owned projects is recognized when the film is delivered and available for showing, costs are determinable, the fee is known and collectibility is reasonably assured.

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

g. Net Loss Per Common Share:
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, which established new standards for computation of earnings per share. SFAS 128 requires the presentation on the face of the income statement of basic earnings per share and diluted earnings per share.
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

h. Impairment of Long-Lived Assets:
In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if a write-down to market value is required.  For the year ended June 30,2001, the Company wroteoff $64,500 of film costs.

i. Accounting for Stock Options:
The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards under which the fair value of stock options is determined on the date of the grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees.  Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied.  The Company elected to account for such plans under the provisions of APB No. 25

4. STOCKHOLDERS EQUITY
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

In June 1999, the Board authorized the issuance of up to 200,000 shares of Series B Preferred Stock (Series B) at the aggregate subscription price of $1 per share pursuant to an offer and sale of such Series B in a Regulation D offering of the United States Securities Act of 1933.  Holders of the Series B are entitled to receive a 6% annual dividend payable quarterly in arrears.  The Series B is convertible at any time after issuance at 50% of the average closing bid price of the common stock or $2.00 per share, whichever is lower when the common shares of the Company has traded above $4.00 per share for ten (10) consecutive trading days.  In addition, 10% of the series B carry warrants to purchase additional shares at the same terms.

In September 1999, the Companys Board of Directors approved the issuance of 500,000 shares of common stock, which included 400,000 shares to Company directors and to various consultants for services rendered during the year.  These shares have been valued at $.10 per share and have been accounted for as non-cash compensation expense.

In November 1999, the Companys Board of Directors approved the issuance of 180,000 shares of common stock, which included 30,000 shares to Company directors and various consultants for services rendered during the year.  These shares have been valued at $1 per share and have been accounted for as non-cash compensation expense.

In September, October and November 1999 the Company issued 21,500 shares of Series B convertible preferred stock at $1 per share for $21,500.

In December 2000, the Companys Board of Directors approved the issuance of 100,000 shares of common stock to a consultant for professional services rendered.  These shares have been valued at $.125 per share and have been accounted for as non-cash compensation expense.

5. STOCK OPTION PLAN
In February 1998, the Company adopted an incentive stock option plan pursuant to which qualified and non-qualified stock options up to an aggregate of 1,000,000 shares of common stock will be made available to selected employees, consultants, officers and directors. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options. Options vest at the discretion of the Board of Directors.  The maximum term of an option is ten years. The 1998 Stock Option Plan will terminate in February 2008, though options granted prior to termination may expire after that date. In Fiscal 2001 and 2000, there were no grants or vesting of stock options.

A summary of the status of the Stock Option Plans at June 30, 2001 and 2000 and the changes during the years then ended is presented below:
                                                                                         2001                   2000
                                                                          Weighted  Average         Weighted  Average
                                                                            Shares    Exercise            Shares   Exercise
                                                                       Underlying   Price             Underlying  Price
                                                                           Options                            Options

Outstanding at beginning of year                            500,000   $ 0.17             500,000    $  0.17
Granted                                                                          -           -                         -              -
Exercised                                                                        -           -                         -              -
Outstanding at end of year                                    500,000      0.17             500,000         0.17
Exercisable at end of year                                     500,000   $ 0.17             500,000      $ 0.17

6. NOTE PAYABLE
Pursuant to the acquisition of the screenplay,  a non-interest bearing was issued for $50,000, originally due on January 15, 1999,  has been renewed for two years.

7. LOAN FROM SHAREHOLDER
Interest bearing loans made to the Company from the Chief Executive Officer amounted to $14,800 at June 30, 2001, at an annual interest rate of 10%.

8. INCOME TAXES
The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Adoption of this statement did not have a material effect of the Company financial statements. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. SFAS 109 additionally required the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.
                                                                                                     Years ended June 30,
                                                                                                            2001             2000
Statutory federal income tax (benefit)                                             $ (36,000)        (89,000)
Effect of permanent difference                                                              4,000          78,000
(Benefit) not recognized                                                                     32,000          11,000
Tax provision                                                                                $            -         $        -

The Company has no deferred tax assets or liabilities as of June 30, 2001.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

PART II.
Directors and Executive Officers:
The company has obtained a team of seasoned executives in the entertainment industry.  The management team is comprised of Mr. Deno Paoli, as Chairman and Chief Executive Officer.  Mr. Paoli has over 30 years of experience in the film industry as a producer and director and has held senior executive management positions.  Mr. Paoli served as producer of the film Code Name Zebra by Pacific West Cinema Group; served as President of Vagabond Productions, Inc. which produced such films as Santee with Glenn Ford, and served as producer and director with World Production.  Mr. Paoli served as President of Variety International Pictures, Inc. where he was responsible for all company business including film production and distribution.

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

The third member of the management team is Mr. Peter D. Finch who is Vice President and Chief Financial Officer.  Mr. Finch will be responsible for all financial aspects of the Company.  He will work closely with the Company auditors of Feldman Sherb Horowitz & Co., P.C. of New York.  Mr. Finch attended UCLA majoring in Math Physics and San Diego State University where he received a degree in Accounting.  Mr. Finch served in the U.S. Army as a Captain with services in Southeast Asia working on Classified Warfare Missions.  Returning to civilian life, he worked as a manager in the audit department of Arthur Young & Company and supervised audits of Fortune 1000 companies.  Since 1978 he has worked in private practice providing business, tax and computer advice to various corporations.

Item 11 - Executive Compensation
During the fiscal reporting year applicable hereto, the Company has not paid any salary to its officers.  Directors do not receive cash compensation for their services as Directors but may be reimbursed for their expenses in attending Directors meetings.

Item 12 - Security Ownership of Management
The following table sets forth, as of the date of this report, the stock ownership of each officer and director individually and all directors and officers of the Registrant as a group.

Mr. Deno Paoli          2,010,000   29.27%
Arthur Stashower           60,000
Peter Finch                    20,000
As a Group              2,090,000   30.2%

Item 13.  Related Transactions, Changes in Securities.
The Company issued 100,000 shares of resticted common stock to a consultant for professional services rendered.

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
Date:   February 3, 2003