Form 10-Q
period 2001-09-30
UNITED NATIONAL FILM CORP
filed 2003-02-04
CIK 842694

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

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

Yes    X        No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 30, 2001 was 7,496,983 shares.

UNITED NATIONAL FILM CORPORATION
INDEX

                                                                                                                                                 Page Number
PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Balance Sheet as of September 30, 2001                                                                 2
          (unaudited)
          Consolidated Statements of Operations (unaudited) for the
          period ended September 30, 2001                                                                                               3
          Consolidated Statements of Cash Flows (unaudited) for the
          period ended September 30, 2001                                                                                               4
          Notes to the financial statements                                                                                               5-6

Item 2.   Management's discussion and analysis of financial condition and results of operations                 6

PART II - OTHER INFORMATION                                                                                                   6
Item 1    Legal Proceedings                                                                                                                    6
Item 2    Changes in Securities                                                                                                                6
Item 3    Defaults Upon Senior Securities                                                                                                6
Item 4    Submission of Matters to a Vote of Security Holders                                                                 7
Item 5    Other Information                                                                                                                     7
Item 6.   Exhibits and Reports on Form 8-K                                                                                           7

Signature                                                                                                                                                7

PART 1       FINANCIAL INFORMATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information disclosed not misleading.  It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statement and the notes thereto included in the Company Annual Report on Form 10-K for the year ended June 30, 2001. The accompanying consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for a full year.

                     UNITED NATIONAL FILM CORP.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED BALANCE SHEET

                           (UNAUDITED)

                                                 September 30, September 30,
                                                    2001         2000
                               ASSETS
CURRENT ASSETS:
     Cash                                  $          40           135
     TOTAL CURRENT ASSETS                  $          40           135
FILM COSTS AND PRODUCTION RIGHTS                       0        64,500
Total                                                 40        64,670

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable and Accrued Expenses       30,886        10,400
      Note payable                                50,000        50,000
      TOTAL CURRENT LIABILITIES                   80,886        60,400

LOAN FROM SHAREHOLDER                             15,308        13,500
PAYMENT OF EXPENSES BY SHAREHOLDER                     0             0
STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par,
      3,000,000 shares
      authorized, 100,000 Series A shares
      issued and outstanding (in 2000
      only) and 21,500 Series B issued
      and outstanding                                215          1,215
      Common stock - $.001 par,
      30,000,000 shares
      Authorized, 7,496,983 shares
      issued and outstanding                        7,496         6,867
      Paid in capital                             469,318       455,918
      Accumulated deficit                        (573,183)     (472,830)
TOTAL STOCKHOLDERS' EQUITY                        (96,154)      (8,830)

 Total                                      $           40        64,670

                   See notes to financial statements

                                                                                     2

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       CONSOLIDATED STATEMENT OF OPERATIONS

                               Three Months ended        Three Months ended
                                 September 30,2001       September 30, 2000
REVENUE                          $               0          $        0
COST OF REVENUES                                 0                   0
GROSS PROFIT                                     0                   0
EXPENSES:
    General and Administrative                  508              5,891

NET LOSS                                        508              5,891
BASIC LOSS PER SHARE                              0              ..0008
WEIGHTED AVERAGE SHARES OUTSTANDING       7,156,983            6,866,983

                      See notes to financial statements

                                                                                           3

                          UNITED NATIONAL FILM CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                               Three months ended September 30,
                                                    2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                            $(508)                0

     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                0                0
                     Total adjustments:               413              892
           NET INCREASE (DECREASE) IN CASH            (95)           (892)
CASH AT BEGINNING OF PERIOD                           135            1,027
CASH AT END OF PERIOD                               $  40              135

                    See notes to financial statements

                                                                                    4

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

5. LOANS DUE TO SHAREHOLDER
A director of the company loaned the Company an additional $ 450 during this reporting period to pay overhead expenses.

6.  STOCK ISSUED.
On September 12, 2001 the Company issued a total of 530,000 shares of common stock that included 10,000 shares to each of the Company directors and 500,000 shares to Art Stashower in lieu of legal fees relating to the on-going settlement negotiations with former officers and directors.

7. GENERAL
Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended June 30, 2001. The Company began its operation in February 1998.  The financial statements for the period ended December 31, 1999 are unaudited but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period then ended. All such adjustments are of a normal recurring nature.  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company is a development stage enterprise with no expenses incurred during the period.  The Company is engaged in active negotiations with a potential funding source from Ireland for one or more of its screenplays.  In addition, the Company is continuing to seek funding for the distribution of its children's animation film, "Snappy Sings", an educational short. The Company is exploring the licensing of film rights to Internet broadcasting companies and has discussed through third parties the suitability of several films in the Western genre to which the Company has access. The company has been approached by more than one suitor company, each of whch is requesting an ownership take-over of the company.  A preliminary terms sheet has been issued by one suitor company. However, no terms sheet has been agreed upon or signed by the company.  Active negotiations continue with the suitor companies and any definitive agreement will be subject to shareholder approval.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company has initiated legal proceedings to cancel certain common stock certificates.  The basis of the lawsuit is the failure of the recipients of the stock certificates to deliver consideration for the shares. Settlement negotiations relating to the lawsuit are in progress.  The company is hopeful that the lawsuit will be settled during the next fiscal year.

Item 2.  Changes in Securities.
On September 12, 2001 the Company issued a total of 530,000 shares of common stock that included 10,000 shares to each of the Company directors and 500,000 shares to Art Stashower in lieu of legal fees relating to the on-going settlement negotiations with former officers and directors.

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
Chief Executive Officer
Date:   February 4, 2003