Form 10-Q
period 2001-12-31
UNITED NATIONAL FILM CORP
filed 2003-02-05
CIK 842694

 FORM 10-Q
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2001

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
Yes    X        No
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of December 31, 2001 was 7,496,983 shares.

 UNITED NATIONAL FILM CORPORATION
 INDEX

                                                                                                                                           Page Number
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of December 31, 2001                                                           2
          (unaudited)
          Consolidated Statements of Operations (unaudited) for the
          period ended December 31, 2001                                                                                          3
          Consolidated Statements of Cash Flows (unaudited) for the
          period ended December 31, 2001                                                                                          4
          Notes to the financial statements                                                                                             5-6

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                                                                                         6

PART II - OTHER INFORMATION                                                                                         6
Item 1    Legal Proceedings                                                                                                             6
Item 2    Changes in Securities                                                                                                         6
Item 3    Defaults Upon Senior Securities                                                                                         6
Item 4    Submission of Matters to a Vote of Security Holders                                                          7
Item 5    Other Information                                                                                                              7
Item 6.   Exhibits and Reports on Form 8-K                                                                                    7

Signature                                                                                                                                         7

PART 1       FINANCIAL INFORMATION
Item 1.   Financial Statements

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

UNITED NATIONAL FILM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

                                                                                                                    December 31, December 31,
                                                                                                                                2001         2000

ASSETS
CURRENT ASSETS:
     Cash                                                                                                         $             11           118
     TOTAL CURRENT ASSETS                                                                  $             11           118
FILM COSTS AND PRODUCTION RIGHTS                                                              -       64,500
Total                                                                                                                             11       64,636

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable Accrued Expenses                                                       $      30,886        10,400
      Note payable                                                                                                   50,000        50,000
      TOTAL CURRENT LIABILITIES                                                                  80,886        60,400

LOAN FROM SHAREHOLDER                                                                          15,308         8,000

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par,
      3,000,000 shares authorized, 100,000 Series A shares
      issued and outstanding (in 2000
      only) and 21,500 Series B issued
      and outstanding                                                                                                    215          1,215
      Common stock - $.001 par,
      30,000,000 shares
      Authorized, 7,496,983 shares
      issued and outstanding                                                                                       7,496         6,626
      Paid in capital                                                                                                469,318     205,313
      Accumulated deficit                                                                                      (573,212)   (216,918)
TOTAL STOCKHOLDERS' EQUITY                                                               (96,183)      (3,764)

 Total                                                                                                                $          11       64,636

                   See notes to financial statements

UNITED NATIONAL FILM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                        Three Months ended        Three Months ended
                                                                                                         December 31, 2001         December 31, 2000

REVENUE                                                                                                 $              0                      $        0
COST OF REVENUES                                                                                              0                                0
GROSS PROFIT                                                                                                        0                                 0

EXPENSES:
    General and Administrative                                                                                     29                           794

NET LOSS                                                                                                               29                            794

BASIC LOSS PER SHARE                                                                                        0                                 0
WEIGHTED AVERAGE SHARES OUTSTANDING                                   7,496,983                   6,626,983

                      See notes to financial statements

UNITED NATIONAL FILM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                         Three months ended December 31,
                                                                                                                                            2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                                                                         $(29)              (794)

     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                                                                                         0                    0
                     Total adjustments:                                                                                                  0                    0
           NET INCREASE (DECREASE) IN CASH                                                                 (29)             (794)
CASH AT BEGINNING OF PERIOD                                                                                    40                912
CASH AT END OF PERIOD                                                                                              $  11                118

                    See notes to financial statements

UNITED NATIONAL FILM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND BUSINESS DESCRIPTION
United National Film Corp. (the Company) is a Colorado corporation. The Company is engaged in the acquisition and development of properties for, and the production of, television series, television specials, made-for-home television motion pictures and feature length motion pictures for domestic and international distribution.

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

B. Film Costs and Program Rights - Film costs and program rights (project cost) which include acquisition and development costs such as story rights,scenario and scripts, direct production costs including salaries and costs of talent, production overhead and post-production costs are deferred and amortized by the individual-film-forecast-computation method as required by Statement of Financial Standards No. 53.

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

3. RELATED PARTY TRANSACTIONS
None.

4. NOTES PAYABLE
Pursuant to the acquisition of the screenplay titled, Molly and Lawless John, a note was issued for $50,000 which was due on January 15, 1999. The payment date on this note has been indefinitely extended by the holder of the note.

5. LOANS DUE TO SHAREHOLDER
In April 1999, a non-interest bearing loan was made to the Company from the Chief Executive Officer in the amount of $1,500.  This note remains outstanding. In January 2001, the president of the company loaned the company $750.  The loan is non-interest bearing and is to be paid out of future revenues.  The Chief Executve Officer has continued to make advances to the Company to cover general overhead costs.  The total amount advance as of the end of this reporting period is $15,308.

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

ITEM 2: Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

Date:   February 5, 2003