Form 10-K
period 2002-06-30
UNITED NATIONAL FILM CORP
filed 2003-03-07
CIK 842694

FORM 10-K
           SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

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
Yes    X        No
The number of shares outstanding of the issuers Common Stock, $.001 par value, as of June 30, 2002  was 7,496,983 shares.

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

On June 9, 1999, a joint venture agreement was entered into with the company known as Animation and Effects to produce a series of entitled Snappy Sings. The joint venture will own all the rights to Snappy Sings including all copyrights. Ten per cent (10%) of the future revenues will to Animation and Effects and ninety per cent (90%) of the future revenue to the Company until the sum received by the Company equals the amount to be advanced by the Company. Thereafter revenues will be shared forty per cent (40%) to Animation and Effects and sixty per cent (60%) to the Company. The joint venture agreement with Animation and Effects has expired, the Company and Animation & Effect have discussed the extension of the joint venture agreement and expanding the educational programming. The Company is planning to finance this project through private financing.

On May 24, 2000 an agreement was entered into granting the Company the exclusive rights and option to acquire the motion picture and television rights in the novel written by Paul E. Erdman entitled. The Billion Dollar Sure Thing The terms of the agreement provided that Paul E. Erdman will be paid  Two and one half per cent of the final approved budget of the motion picture based on the book if produced, but not less than $250,000 and not more than $1,000,000. In addition Mr. Erdman will be entitled to receive the sum equal a 2.5% of the net profit derived by UTNF from the picture. The Company has reached a preliminary understanding with Lucid, Ltd. of Ireland to raise capital for this film through a government program. However, the proposed agreement was not funded by Lucid, Ltd.

On June 20, 2001 the company reached a settlement agreement with two former officers which includes the purchase by the Company of all of the stock of those officers.

Recent Developments

On September 24, 2002, the Company entered into a memorandum agreement with MeetVirtual Systems, Inc. that will become effective upon the filing of all reports with the Securities and Exchange Commission that are required to bring the Company to a current status. As part of the transaction with MeetVirtual Systems, Inc. the Company will issue additional shares of its authorized common stock.  The Company will issue approximately 25,000,000 shares of stock to MeetVirtual Systems, Inc. for payment of $25,000 in expenses and $65,000 for the issuance of shares equaling a total of  $90,000 to the Company as part of the transaction.  The memorandum agreement with MeetVirtual Systems, Inc. was amended as of January 13, 2003 to include an additional amount of $5,000 for a total amount equaling $95,000.  The consideration received by the Company will be used to pay off Company debts and obligations and will be used to pay for the costs of completing the financial audits of the Company and bringing the Company's filings with the Securities and Exchange Commission current.

The shares that are issued will not be registered with the Securities and Exchange Commission upon issuance and will be burdened with a legend that restricts them from transfer absent registration or an exemption from registration.

The Company currently has no active operations or majority owned subsidiaries. Our assets consist of a small amount of cash as shown in the audited statements that comprise a portion of this 10K report for the period ending June 30, 2002.

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

The Company plans to finance projects that it intends to produce by securing advance payments through the sale of distribution rights to companies skilled in marketing independent films.  Foreign sales can bring upward to fifty (50) viable territories ranging from $5000 to $100,000 for the right to exhibit. UTNF has prepared a Prospective Offering to finance its Children Education Programs. There can be no assurance the additional financing will be available on acceptable terms, if at all.

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

Products:

Video Tapes for Children, is the most profitable areas of the direct to  home video market. In the opinion of management this series of video will provide many years of income for the Company. It is expanding children program to take advance of its low production cost and the immediate return of capital. UTNF plans to joint venture its Children programs with Animation and Effects and with Allen International Production.

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

Item 5. Market Price for Registrants Common Equity and Related Stockholder Matters:

The Company has 7,496,983 shares outstanding as of June 30, 2002 of which approximately 30% is held by insiders. On November 9, 1999 UTNF common stock began trading on the NASDAQ electronic bulletin board under the symbol UTNF. Following the failure of the Company to file timely reports with the Securities and Exchange Commission, the Company's stock was dropped from the NASDAQ electronic bulletin board reporting system.   Holders of common stock are entitled to receive such dividend as may be declared by the Registrants Board of Directors. No dividends have been paid with respect to the Registrants common stock and no dividend is anticipated to be paid in the foreseeable future. There is no reported trading  of the shares of the Company;

 Item 6.  Selected Financial Data:

The following table sets forth certain selected financial data with respect to the Company and is qualified in its entirety by reference to the financial statements filed herewith:

                                                                       STATEMENT OF OPERATIONS
                                                                          For the period ending June 30,
                                                                                         2002           2001
Revenues                                                                                      -               -

Net Loss                                                                     (1,443)       (105,214)
Basic Net Loss per Share                                                  (0.00)             (0.02)
Weighted Average Shares
used in Computation                                                   7,496,983       6,916,983

                                                                                BALANCE SHEET DATA
                                                                                     Year Ended June 30,
                                                                                          2002          2001

Total Assets                                                                             6              99
Current Liabilities                                                             68,386       80,886
Long Term Debt                                                                        -        8,000
Stockholders Equity                                                         (83,780)      (2,873)

Item 7. Managements Discussion and Analysis of Financial Condition and Result of Operation:

It has been the goal of the company to produce high quality, low cost motion pictures. Due to the current economic times,  management made the decision that it would enjoy its best possibility of success with an overseas company and began to look for foreign company that wanted to enter the US market. The Company CEO made numerous trips to England and Ireland resulting in a proposed contract with an established Irish Law Firm with offices in Ireland and England to arrange financing of  up to 20 per cent of the Company production cost of a group of films through an Irish government sponsored program. The Company controls a number of screenplays and had been hopeful that it could finance the balance of the production cost through private offerings, partnership or joint ventures, or the pre selling of the project to the overseas market. Although the Company owns the rights to these Screenplays have value it has not assigned any book value to these projects. The management team has over 70 years of experience in the motion picture business all in all  area  including production and management. After extensive negotiations and repeated trips to conclude this financing arrangement, the Company was unable to arrange an entry into the Irish government program.

The Company continued pursuing  its projects  in the children  market and  sought to finance this series by private placements or with a joint venture, partnership.

Immediately following the unsuccessful courting of the Irish government program, the President of the Company arranged a financial transaction with a group that is in the business of producing films in India.  This group, through their New Jersey corporation, MeetVirtual Systems, Inc., has entered into a memorandum of agreement with the Company subsequent to the date of this report.

Results of Operation:

The following is a discussion of the results of operations from June 30, 2001 through June 30, 2002.

Net Sales:
There has been no income generated during the prior fiscal twelve month period. The Company is still developing their projects and to date has not completed any of  its projects to generate income. The sources of funds generated this fiscal period have come from loans to the company by management.

Marketing and Sales Expenses:
There were no marketing and sales expenses during this reporting period.

Non cash imputed compensation expenses:
In July 2001, the Company issued 500,000 shares of its common stock for the reduction of an accounts payable and issued 10,000 shares of its common stock each to three directors of the Company as consideration for their services.
.
General and Administrative Expenses:
General and Administrative expenses have been held to a minimum because of the delay in the development of the companys products.  The expenses during this fiscal period were $783.  Unrepaid advances by the CEO for expenses  for  corporate purposes were $68. It is expected the General and Administrative expenses will increase in the future periods as a result of the development of production projects.

Interest Income:
There was no interest income through June 30, 2002.

Liquidity and Capital Resources:
The Companys principal sources of liquidity were cash and cash equivalents from its accounts. There were no Capital Expenditures for the period ending June 30, 2002.  The Company anticipates a substantial increase in its capital expenditures in 2002-2003 fiscal period due to anticipated production projects. . The Companys ability to grow will depend in part on the Companys ability to expand its market penetration into the overseas market.  In connection therewith, the Company may need to raise additional capital in the foreseeable future from public or private equity or debt service in order to avail itself of opportunities that may come before the Company. If additional funds are raised through issuance of equity securities, the percentage ownership of the Companys then existing shareholders will be reduced. Moreover, shareholders may experience additional and significant dilution, and such equity securities may have rights, references or privileges senior to those of the Companys Common Stock. Although Management has made significant progress in obtaining overseas financing, there is no assurance  that additional financing will be available on terms acceptable to the Company.

The Company may be unable to implement its business, sales, or marketing plan, respond to competitive forces or take advantage of perceived business, opportunities, which inability could have a material adverse effect on the Companys business, prospects. (See financial conditions and results of operations).

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
                                                                (A Development Stage Enterprise)
                                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                                                     Page #
Report of Independent Certified Public Accountants                                                                           F-2
Consolidated Financial Statements
    Balance Sheets  as of June 30, 2002                                                                                              F-3
Statements of Operations
    for the year ended June 30, 2002                                                                                                   F-4
Statements of Changes in Stockholders Equity
    for the years ended June 30, 2002                                                                                                  F-5
 Statements of Cash Flows
    for the year ended June 30, 2002                                                                                                    F-6
Notes to Consolidated Financial Statements                                                                                        F-7-12

                                                            INDEPENDENT AUDITORS REPORT

To the Stockholders and Board of Directors
United National Film Corporation

We have audited the accompanying consolidated balance sheet of United National Film Corporation and Subsidiary as of June 30, 2002  and the related consolidated statements of operations, changes in stockholders equity and cash flows for the years ended June 30, 2002 and 2001.  These financial statements are the responsibility of Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in  all material respects, the financial position of United National Film Corporation and Subsidiary as of June 30, 2002 and the results of its operations, changes in stockholders equity and cash flows for the years ended June 30, 2021 and 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred losses of $ 693 for the year ended June 30, 2002.  Additionally, the Company had a working capital deficiency of $80,880 at June 30, 2002.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Managements plans with respect to these matters are also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/S/
Sherb & Co., LLP
Certified Public Accountants
New York, New York
March 4, 2003

                                                          UNITED NATIONAL FILM CORPORATION
                                                                            AND SUBSIDIARY
                                                                    (A Development Stage Enterprise)
                                                           CONSOLIDATED BALANCE SHEET

                                                                              JUNE 30, 2002

                                                                                  ASSETS

CURRENT ASSETS:   Cash                                                                                                   $           6

                                                   LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
      Accounts Payable and Accrued Expenses                                                                       $      18,386
      Note payable                                                                                                                          50,000
      TOTAL CURRENT LIABILITIES                                                                                        68,386

LOAN FROM SHAREHOLDER                                                                                                14,800

STOCKHOLDERS EQUITY:
Preferred stock - $.01 par, 3,000,000 shares
authorized, 21,500 shares issued and outstanding                                                                                215
Common stock - $.001 par, 30,000,000 shares
Authorized, 7,496,983 shares issued
and outstanding                                                                                                                               7,497
      Paid in capital                                                                                                                        482,038
      Accumulated deficit                                                                                                              (573,530)
                TOTAL STOCKHOLDERS EQUITY                                                                        (83,780)

                                                                                                                                                 $           6

                                             UNITED NATIONAL FILM CORPORATION
                                                              AND SUBSIDIARY
                                                    (A Development Stage Enterprise)

                                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                           For the Year ending June 30
                                                                                                                          2002            2001
REVENUE                                                                                                    $           -                -
SELLING, GENERAL &
ADMINISTRATIVE EXPENSES                                                                      693          26,914
NON CASH IMPUTED
COMPENSATION EXPENSE                                                                         750           12,500
WRITE OFF FILM COSTS                                                                                 -             64,500
                                                                                                                       1,443         103,914

INTEREST EXPENSE                                                                                          -             (1,300)

NET LOSS                                                                                                (1,443)       (105,214)
BASIC LOSS PER SHARE                                                                            (0.00)             (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING                              6,966,983       6,916,983

                                                           UNITED NATIONAL FILM CORPORATION
                                                                         AND SUBSIDIARY

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                                   FOR THE PERIOD ENDING JUNE 30,2001 AND 2002

                                                         Preferred Stock        Common Stock       Paid-in     Accumulated
                                                         Shares  Amount        Shares   Amount     Capital           Deficit        Total
Balance 06-30-2000                         121,500 $1215      6,866,983  $6867   $455,918    $(466,873)    (2,873)
Cancellation of Series A
Convertible Preferred
Stock                                              (100,000) (1000)                -          -           1,000                 -                 -
Stock issued for
Services                                                    0          0           100000      100         12,400                    -    12,500
Net loss                                                    0           0                    0          0                            (105,214)(105,214)
Balance, 06-30-01                           21,500      215      6,966,983    6,967       469,318       (572,087)   (95,587)
Stock issued for
Debt                                                         0           0        500,000       500          12,000                   -     12,500
Stock issued for
Services                                                                             30,000         30              770                   -            750
Net Loss                                                  0            0                 0         0                    0            (1,443)  (1,443)
Balance, 06-30-01                          21,500     $ 215    7,496,983   7,497       482,038            (573,530)  (83,780)

                                                   UNITED NATIONAL FILM CORPORATION
                                                                  AND SUBSIDIARY
                                                        (A Development Stage Enterprise)

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         FOR THE YEAR ENDING JUNE 30
                                                                                                                      2002              2001
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                             $  (1,443)      (105,214)

   Adjustments to reconcile net loss to net cash
   Provided by operating activities:
       Common Stock Issued for services                                                             750           12,500
       Write-off of film costs                                                                                     -            64,500

   Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable                                                          -           20,486
                    Total adjustments                                                                               -           97,486

NET CASH USED IN OPERATING ACTIVITIES                                     (693)        (7,728)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in loan from shareholder                                                                      600           6,800
  NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                                                             600           6,800

NET INCREASE (DECREASE) IN CASH                                                        (93)           (928)

CASH AT BEGINNING OF PERIOD                                                                 99            1,027
CASH AT END OF PERIOD                                                                   $           6                 99

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid for interest                                                                                   $            -                  -
Cash paid for taxes                                                                                      $            -                  -
Common Stock issued for debt                                                                    $   12,500                 -

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

2. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred losses of $ 693 for the year ended June 30, 2002.  Additionally, the Company had a working capital deficiency of $80,880 at June 30, 2002.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The Company is still developing its projects and has not completed any projects to generate income.  The sources of funds generated this fiscal period have come from loans from an officer.  Management is actively pursuing new debt and/or equity financing, however, any results of their plans and actions cannot be assured.

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

b. Film Costs and Program Rights:
Film costs and program rights (project cost) which include acquisition and development costs such as story rights, scenario and scripts, direct production costs including salaries and costs of talent, production overhead and post production costs are stated at the lower of cost or market and are deferred and amortized by the individual-film-forecast-computation method as required by Statement of Financial Standards No. 53.

c. Fair Value of Financial Instruments:
The carrying amounts reported in the balance sheet for cash, accounts and notes payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

d. Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter company balances and transactions have been eliminated.

e. Revenue Recognition:
The business of the Company is to derive revenues primarily from providing production services to third parties and exploiting projects originally developed by the Company in which it retains an ownership interest. Revenues from being a provider of contract production services are recognized using the percentage of completion method, recognizing revenue relative to the proportionate progress on such contracts as measured by the ratio which project costs incurred by the Company to date bear to the total anticipated costs of each project. Amounts advanced under such contracts are deferred and not recognized as revenue until obligations under such contracts are performed.  Revenue from licensing company owned projects is recognized when the film is delivered and available for showing, costs are determinable, the fee is known and collectibility is reasonably assured.

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

g. Net Loss Per Common Share:
Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earning per share except the denominator includes dilutive common stock equivalents such as stock options and convertible debentures. Common stock options and the common shares underlying the convertible preferred stock are not included as their effect would be anti dilutive.

h. Impairment of Long Lived Assets:
In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if a write down to market value is required.  For the year ended Jun 30, 2001, the Company wrote off $64,500 of film costs.

i. Accounting for Stock Options:
The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. SFAS 123 encourages the use of a fair-value-based method of accounting for stock based awards under which the fair value of stock options is determined on the date of the grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees.  Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied.  The Company elected to account for such plans under the provisions of APB No. 25.

j.  Recently Issued Accounting Standards:
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SAFS 141), Business Continuations.  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.  The adoption of SFAS NO. 141 did not have an impact on the financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which is effective for fiscal years beginning after December 15, 2001.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles.  The adoption of SFAS No. 142 did not have a significant impact on the financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SAFS No. 143), which is effective for all fiscal years beginning after June 15, 2002; however, early adoption is encouraged.  In August 2001, the FASB issued Statement of Disposal of Long Lived Assets (SFAS 144), which is effective for fiscal years beginning after December 15, 2001 and supersedes SFAS 121 while retaining many of its requirements.  The adoption of SFAS No. 143 and 144 did not have an impact on the financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of and certain provisions of AFB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.  The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.  The implementation of these standards had no impact on the Company's results of operations and financial position.

In April 2002. the FASB issued Statement of Financial Accounting Standards No. 145, Recession of FASB Statements No. 4,44 and 62, Amendment of FASB Statement 13 and Technical Corrections (SFAS 145).  For most companies, SFAS 145 requires gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations.  Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items.  SFAS 145 amended other previously issued statements and made numerous technical corrections.  SFAS 145 is effective for fiscal years beginning after May 15, 2002.  Adoption of this standard has had no impact on the Company.

The FASB recently issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).  SAFS 146 nullifies the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred while EITF Issue No. 94-3 recognized such liability at such time that an entity committed to an exit plan.  The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

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

In September 1999, the Companys Board of Directors approved the issuance of 500,000 shares of common stock, which included 400,000 shares to Company directors and to various consultants for services rendered during the year.  These shares have been valued at $.10 per share and have been accounted for as non cash compensation expense.

In November 1999, the Companys Board of Directors approved the issuance of 180,000 shares of common stock, which included 30,000 shares to Company directors and various consultants for services rendered during the year.  These shares have been valued at $1 per share and have been accounted for as non cash compensation expense.

In September, October and November 1999 the Company issued 21,500 shares of Series B convertible preferred stock at $1 per share for $21,500.

In December 2000, the Companys Board of Directors approved the issuance of 100,000 shares of common stock to a consultant for professional services rendered.  These shares have been valued at $.125 per share and have been accounted for as non cash compensation expense.

In April 2001, the Company canceled 100,000 shares of Series A convertible preferred stock.

In July, 2001, Company issued 500,000 shares of its common stock for the reduction of an accounts payable.

In July 2001, the Company issued 10,000 shares of its common stock each to three directors of the Company as consideration for their services.

5. STOCK OPTION PLAN
In February 1998, the Company adopted an incentive stock option plan pursuant to which qualified and non qualified stock options up to an aggregate of 1,000,000 shares of common stock will be made available to selected employees, consultants, officers and directors. Options may be either incentive stock options or non qualified stock options, except that only employees may be granted incentive stock options. Options vest at the discretion of the Board of Directors.  The maximum term of an option is ten years. The 1998 Stock Option Plan will terminate in February 2008, though options granted prior to termination may expire after that date. In Fiscal 2001 and 2000, there were no grants or vesting of stock options.

A summary of the status of the Stock Option Plans at June 30, 2001 and 2000 and the changes during the years then ended is presented below:
                                                                                         2002                   2001
                                                                          Weighted  Average         Weighted  Average
                                                                            Shares    Exercise            Shares   Exercise
                                                                       Underlying   Price             Underlying  Price
                                                                           Options                            Options

Outstanding at beginning of year                                     -           -              500,000    $  0.17
Granted                                                                          -           -                         -              -
Exercised                                                                        -           -                         -              -
Forfeited                                                                         -           -             (500,000)     (0.17)
Outstanding at end of year                                               -           -                         -             -
Exercisable at end of year                                                -           -                         -             -

6. NOTE PAYABLE
Pursuant to the acquisition of the screenplay,  a non interest bearing was issued for $50,000, originally due on January 15, 1999,  has been renewed for two years.  The note continues to remain outstanding.

7. LOAN FROM SHAREHOLDER
Interest bearing loans made to the Company from the Chief Executive Officer amounted to $15,400 at June 30, 2002, at an annual interest rate of 10%.

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
                                                                                                     Years ended June 30,
                                                                                                            2002             2001
Statutory federal income tax (benefit)                                             $      (250)        (36,000)
Effect of permanent difference                                                                     -             4,000
(Benefit) not recognized                                                                           250          32,000
Tax provision                                                                                $            -         $        -

The Company has no deferred tax assets or liabilities as of June 30, 2002

                                                                                          F-12.

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

Mr. Deno Paoli          2,020,000   26.9%
Arthur Stashower          570,000
Peter Finch                     30,000
As a Group              2,620,000   34.9%

Item 13.  Related Transactions, Changes in Securities.
In April 2001, the Company canceled 100,000 shares of Series A convertible preferred stock.  In July, 2001, Company issued 500,000 shares of its common stock for the reduction of an accounts payable.  In July 2001, the Company issued 10,000 shares of its common stock each to three directors of the Company as consideration for their services.

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
Date:   March 6, 2003