Form 10-Q
period 2002-09-30
UNITED NATIONAL FILM CORP
filed 2003-03-07
CIK 842694

 FORM 10-Q
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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
Yes    X        No
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 30, 2002 was 7,496,983 shares.

 UNITED NATIONAL FILM CORPORATION
 INDEX

                                                                                                                                           Page Number
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of Septermber 30, 2002                                                        2
          (unaudited)
          Consolidated Statements of Operations (unaudited) for the
          period ended September 30, 2002                                                                                        3
          Consolidated Statements of Cash Flows (unaudited) for the
          period ended September 30, 2002                                                                                         4
          Notes to the financial statements                                                                                             5-6

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                                                                                         6

PART II - OTHER INFORMATION                                                                                         6
Item 1    Legal Proceedings                                                                                                             6
Item 2    Changes in Securities                                                                                                         6
Item 3    Defaults Upon Senior Securities                                                                                         6
Item 4    Submission of Matters to a Vote of Security Holders                                                          7
Item 5    Other Information                                                                                                              7
Item 6.   Exhibits and Reports on Form 8-K                                                                                    7

Signature                                                                                                                                         7

PART 1       FINANCIAL INFORMATION
Item 1.   Financial Statements

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information disclosed not misleading.  It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statement and the notes thereto included in the Company Annual Report on Form 10-K for the year ended June 30, 2002. The accompanying consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for a full year.

UNITED NATIONAL FILM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

                                                                                                                   September 30,   September 30,
                                                                                                                                2002           2001

ASSETS
CURRENT ASSETS:
     Cash                                                                                                         $             26             40
     TOTAL CURRENT ASSETS                                                                  $             26             40
FILM COSTS AND PRODUCTION RIGHTS                                                              -               -
Total                                                                                                                             26             40

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable Accrued Expenses                                                       $      18,386        30,886
      Note payable                                                                                                   50,000        50,000
      TOTAL CURRENT LIABILITIES                                                                  68,386        80,886

LOAN FROM SHAREHOLDER                                                                          14,850        15,308

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par,
      3,000,000 shares authorized, 100,000 Series A shares
      issued and outstanding (in 2000
      only) and 21,500 Series B issued
      and outstanding                                                                                                    215            215
      Common stock - $.001 par,
      30,000,000 shares
      Authorized, 7,496,983 shares
      issued and outstanding                                                                                       7,497         7,496
      Paid in capital                                                                                                482,038     469,318
      Accumulated deficit                                                                                      (572,960)   (573,183)
TOTAL STOCKHOLDERS' EQUITY                                                              (83,210)     (96,154)

 Total                                                                                                                $          26              40

See notes to financial statements

UNITED NATIONAL FILM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                        Three Months ended        Three Months ended
                                                                                                        September 30, 2002        September 30, 2001

REVENUE                                                                                                 $              0                      $        0
COST OF REVENUES                                                                                              0                               0
GROSS PROFIT                                                                                                        0                                0

EXPENSES:
    General and Administrative                                                                                    30                             508

NET LOSS                                                                                                            (30)                          (508)

BASIC LOSS PER SHARE                                                                           $        .00                       $      .00
WEIGHTED AVERAGE SHARES OUTSTANDING                                   7,496,983                   7,156,983

See notes to financial statements

UNITED NATIONAL FILM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                         Three months ended September 30,
                                                                                                                                            2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                                                                         $(125)          (508)

     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                                                                                         -                    -
                     Total adjustments:                                                                                              145               413
           NET INCREASE (DECREASE) IN CASH                                                                  20                (95)

CASH AT BEGINNING OF PERIOD                                                                                      6                135
CASH AT END OF PERIOD                                                                                              $  26                  40

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

5. LOANS DUE TO SHAREHOLDER
The Chief Executve Officer has continued to make advances to the Company to cover general overhead costs.  The total net amount advance as of the end of this reporting period is $14,850.

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

ITEM 2: Managements Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a development stage enterprise with no significant expenses incurred during the period.  On September 24, 2002, the Company entered into a memorandum agreement with MeetVirtual Systems, Inc. that will become effective upon the filing of all reports with the Securities and Exchange Commission that are required to bring the Company to a current status. As part of the transaction with MeetVirtual Systems, Inc. the Company will issue additional shares of its authorized common stock.  The Company will issue approximately 25,000,000 shares of stock to MeetVirtual Systems, Inc. for payment of $25,000 in expenses and $65,000 for the issuance of shares equaling a total of  $90,000 to the Company as part of the transaction.  The memorandum agreement with MeetVirtual Systems, Inc. was amended as of January 13, 2003 to include an additional amount of $5,000 for a total amount equaling $95,000.  The consideration received by the Company will be used to pay off Company debts and obligations and will be used to pay for the costs of completing the financial audits of the Company and bringing the Company's filings with the Securities and Exchange Commission current.

The shares that are issued will not be registered with the Securities and Exchange Commission upon issuance and will be burdened with a legend that restricts them from transfer absent registration or an exemption from registration.

The Company currently has no active operations or majority owned subsidiaries. Our assets consist of a small amount of cash as shown in the audited statements that comprise a portion of this 10K report for the period ending June 30, 2002

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

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

Date:   March 7, 2003