Form 10-Q
period 2002-12-31
UNITED NATIONAL FILM CORP
filed 2003-03-07
CIK 842694

 FORM 10-Q
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2002

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
Yes    X        No
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as ofDecember 31, 2002 was 7,496,983 shares.

 UNITED NATIONAL FILM CORPORATION
 INDEX

                                                                                                                                           Page Number
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of Decermber 30, 2002                                                        2
          (unaudited)
          Consolidated Statements of Operations (unaudited) for the
          period ended December 30, 2002                                                                                        3
          Consolidated Statements of Cash Flows (unaudited) for the
          period ended December 30, 2002                                                                                         4
          Notes to the financial statements                                                                                            5-6

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                                                                                         6

PART II - OTHER INFORMATION                                                                                         6
Item 1    Legal Proceedings                                                                                                             6
Item 2    Changes in Securities                                                                                                         6
Item 3    Defaults Upon Senior Securities                                                                                         6
Item 4    Submission of Matters to a Vote of Security Holders                                                          7
Item 5    Other Information                                                                                                              7
Item 6.   Exhibits and Reports on Form 8-K                                                                                    7

Signature                                                                                                                                         7

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

UNITED NATIONAL FILM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

                                                                                                                   December 31,   December 31,
                                                                                                                                2002           2001

ASSETS
CURRENT ASSETS:
     Cash                                                                                                         $               5             11
     TOTAL CURRENT ASSETS                                                                  $               5             11
FILM COSTS AND PRODUCTION RIGHTS                                                              -               -
Total                                                                                                                               5             11

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable Accrued Expenses                                                       $      18,386        30,886
      Note payable                                                                                                   50,000        50,000
      TOTAL CURRENT LIABILITIES                                                                  68,386        80,886

LOAN FROM SHAREHOLDER                                                                          14,850        15,308

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par,
      3,000,000 shares authorized, 100,000 Series A shares
      issued and outstanding (in 2000
      only) and 21,500 Series B issued
      and outstanding                                                                                                    215            215
      Common stock - $.001 par,
      30,000,000 shares
      Authorized, 7,496,983 shares
      issued and outstanding                                                                                       7,497         7,496
      Paid in capital                                                                                                482,038     469,318
      Accumulated deficit                                                                                      (572,981)   (573,212)
TOTAL STOCKHOLDERS' EQUITY                                                              (83,231)     (96,183)

 Total                                                                                                                $            5              11

See notes to financial statements

UNITED NATIONAL FILM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                        Three Months ended        Three Months ended
                                                                                                         December 31, 2002         December 31, 2001

REVENUE                                                                                                 $              0                      $        0
COST OF REVENUES                                                                                              0                               0
GROSS PROFIT                                                                                                        0                                0

EXPENSES:
    General and Administrative                                                                                    30                               29

NET LOSS                                                                                                            (30)                          (29)

BASIC LOSS PER SHARE                                                                           $        .00                       $      .00
WEIGHTED AVERAGE SHARES OUTSTANDING                                   7,496,983                   7,496,983

See notes to financial statements

UNITED NATIONAL FILM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                        Three months ended December 31,
                                                                                                                                            2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                                                                         $(30)          (29)

     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                                                                                         -                    -
                     Total adjustments:                                                                                                  -                    -
           NET INCREASE (DECREASE) IN CASH                                                                (30)             (29)

CASH AT BEGINNING OF PERIOD                                                                                     26                 40
CASH AT END OF PERIOD                                                                                              $(4)                 11

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