Form 10-Q
period 2003-03-31
UNITED NATIONAL FILM CORP
filed 2003-04-16
CIK 842694

 FORM 10-Q
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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
Yes    X        No
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 31, 2003 was 8,181,983 shares.

 UNITED NATIONAL FILM CORPORATION
 INDEX

                                                                                                                                           Page Number
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet as of March 31, 2003                                                                2
          (unaudited)
          Consolidated Statements of Operations (unaudited) for the
          period ended March 31, 2003                                                                                               3
          Consolidated Statements of Cash Flows (unaudited) for the
          period ended March 31, 2003                                                                                               4
          Notes to the financial statements                                                                                            5-6

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                                                                                         6

PART II - OTHER INFORMATION                                                                                        6
Item 1    Legal Proceedings                                                                                                             6
Item 2    Changes in Securities                                                                                                         6
Item 3    Defaults Upon Senior Securities                                                                                         6
Item 4    Submission of Matters to a Vote of Security Holders                                                          7
Item 5    Other Information                                                                                                              7
Item 6.   Exhibits and Reports on Form 8-K                                                                                    7

Signature                                                                                                                                         7

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

UNITED NATIONAL FILM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

                                                                                                                        March  31,  March 31,
                                                                                                                                2003           2002

ASSETS
CURRENT ASSETS:
     Cash                                                                                                         $          (5)             35
     TOTAL CURRENT ASSETS                                                                  $          (5)             35
FILM COSTS AND PRODUCTION RIGHTS                                                              -               -
Total                                                                                                                           (5)             35

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable Accrued Expenses                                                       $      18,386        30,886
      Note payable                                                                                                   50,000        50,000
      TOTAL CURRENT LIABILITIES                                                                  68,386        80,886

LOAN FROM SHAREHOLDER                                                                          14,850        15,458

STOCKHOLDERS' EQUITY:
      Preferred stock - $.01 par,
      3,000,000 shares authorized, 100,000 Series A shares
      issued and outstanding (in 2000
      only) and 21,500 Series B issued
      and outstanding                                                                                                    215            215
      Common stock - $.001 par,
      30,000,000 shares
      Authorized, 8,181,983 shares
      issued and outstanding                                                                                       8,181         7,496
      Paid in capital                                                                                                482,038     469,318
      Accumulated deficit                                                                                      (573,675)   (573,338)
TOTAL STOCKHOLDERS' EQUITY                                                              (83,241)     (96,309)

 Total                                                                                                                $(5)              35

See notes to financial statements

UNITED NATIONAL FILM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                        Three Months ended        Three Months ended
                                                                                                             March 31, 2003              March 31, 2002

REVENUE                                                                                                 $              0                      $         0
COST OF REVENUES                                                                                              0                                0
GROSS PROFIT                                                                                                        0                                0

EXPENSES:
    General and Administrative                                                                                       0                               29

NET LOSS                                                                                                            (0)                          (29)

BASIC LOSS PER SHARE                                                                           $        .00                       $      .00
WEIGHTED AVERAGE SHARES OUTSTANDING                                   8,181,983                   7,496,983

See notes to financial statements

UNITED NATIONAL FILM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                           Three months ended March 31,
                                                                                                                                            2003              2002
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                                                                         $(0)          (125)

     Changes in operating assets and liabilities:
         Decrease (increase) in accounts                                                                                         -                150
                     Total adjustments:                                                                                                  -                   -
           NET INCREASE (DECREASE) IN CASH                                                                (0)           (24)

CASH AT BEGINNING OF PERIOD                                                                                  (4)                  11
CASH AT END OF PERIOD                                                                                              $(4)                35

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

6.  STOCK ISSUED.
On January 21, 2003, the board of directors authorized the issuance of the following amounts of stock in return for services rendered to the company by the recipients of the stock.

            Arthur L. Stashower            500,000 shares
            Peter Finch                            25,000 shares
            Deno Paoli                           100,000 shares
            Ron Como                             20,000 shares
            Walter C. Nathan                  10,000 shares
            Bob Seidlitz                           20,000 shares

7. GENERAL
Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended June 30, 2002. The Company began its operation in February 1998.  The financial statements for the period ended March 31, 2003 are unaudited but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period then ended. All such adjustments are of a normal recurring nature.  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

ITEM 2: Managements Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a development stage enterprise with no significant expenses incurred during the period.  On September 24, 2002, the Company entered into a memorandum agreement with MeetVirtual Systems, Inc. that hasl become effective with  the filing of all reports with the Securities and Exchange Commission that were required to bring the Company to a current status. As part of the transaction with MeetVirtual Systems, Inc. the Company will issue additional shares of its authorized common stock.  The Company will issue approximately 25,000,000 shares of stock to MeetVirtual Systems, Inc. for payment of $25,000 in expenses and $65,000 for the issuance of shares equaling a total of  $90,000 to the Company as part of the transaction.  The memorandum agreement with MeetVirtual Systems, Inc. was amended as of January 13, 2003 to include an additional amount of $5,000 for a total amount equaling $95,000.  The consideration received by the Company will be used to pay off Company debts and obligations and will be used to pay for the costs of completing the financial audits of the Company and bringing the Company's filings with the Securities and Exchange Commission current.

The shares that are issued will not be registered with the Securities and Exchange Commission upon issuance and will be burdened with a legend that restricts them from transfer absent registration or an exemption from registration.

Pursuant to a notice to all shareholders that was mailed on or about March 17, 2003, the board of directors called a special meeting of the shareholders to approve the transaction set forth in te memorandum agreement recited above.  The special meeting is scheduled to occur on April 15, 2003 at 10:00 A. M. at 3200 Cherry Creek Drive, Suite 130, Denver, Colorado 80209.

The Company currently has no active operations or majority owned subsidiaries. Our assets consist of a small amount of cash as shown in the audited statements that comprise a portion of this 10K report for the period ending June 30, 2002

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 2.  Changes in Securities.
The Company issued 865,000 shares of common stock during the current period.

Item 3.  Defaults Upon Senior Securities.
None

Item 4.  Submission of Matters to a vote of Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits
None

(b)  Reports on Form 8-K.
On March 7, 2003, the Company filed an 8-K report in which it announced the change in the business name of the auditors of the Company.  The 8-K report also announced the effectiveness of a memorandum agreement with MeetVirtual Systems, Inc..

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NATIONAL FILM CORP.
By: /s/     Deno Paoli
Chief Executive Officer

Date:   April 9, 2003