Form 10QSB
period 2003-09-30
UNITED NATIONAL FILM CORP
filed 2006-03-30
CIK 842694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2003

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 26, 2006: 8,933,483

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        UNITED NATIONAL FILM CORPORATION

              Form 10-QSB for the Quarter ended September 30, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation            8

  Item 3 Controls and Procedures                                             10

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   10

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         10

  Item 3 Defaults Upon Senior Securities                                     11

  Item 4 Submission of Matters to a Vote of Security Holders                 11

  Item 5 Other Information                                                   11

  Item 6 Exhibits                                                            11

SIGNATURES                                                                   11

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        UNITED NATIONAL FILM CORPORATION
                                  BALANCE SHEET
                               September 30, 2003

                                   (UNAUDITED)

                                                                  September 30,
                                                                      2003
                                                                    ---------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                         $      10
                                                                    ---------

      TOTAL CURRENT ASSETS                                                 10
                                                                    ---------

TOTAL ASSETS                                                        $      10
                                                                    =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                         $  20,369
   Loan from shareholder                                               15,515
                                                                    ---------
      TOTAL CURRENT LIABILITIES                                        35,844
                                                                    ---------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' DEFICIT
   Preferred stock - $0.001 par value
     3,000,000 shares authorized
     None issued and outstanding                                           --
   Common stock - $0.0001 par value
     30,000,000 shares authorized
     8,203,483 shares issued and outstanding                              820
   Additional paid-in capital                                         556,055
   Accumulated deficit                                               (592,749)
                                                                    ---------

      TOTAL SHAREHOLDERS' DEFICIT                                     (35,874)
                                                                    ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $      10
                                                                    =========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 Three months ended September 30, 2003 and 2002

                                   (UNAUDITED)

                                               Three months        Three months
                                                   ended               ended
                                               September 30,       September 30,
                                                   2003                2002
                                                -----------         -----------

REVENUES                                        $        --         $        --
                                                -----------         -----------

EXPENSES
   General and administrative expenses                   36                  30
                                                -----------         -----------
      Total operating expenses                           36                  30
                                                -----------         -----------

OTHER INCOME (EXPENSE)
   Interest expense                                    (388)                 --
                                                -----------         -----------
LOSS FROM OPERATIONS BEFORE PROVISION
 FOR INCOME TAXES                                      (424)                (30)

PROVISION FOR INCOME TAXES                               --                  --
                                                -----------         -----------

NET LOSS                                               (424)                (30)

OTHER COMPREHENSIVE INCOME                               --                  --
                                                -----------         -----------

COMPREHENSIVE LOSS                              $      (424)        $       (30)
                                                ===========         ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                nil                 nil
                                                ===========         ===========
Weighted-average number of shares
 outstanding - basic and fully diluted            8,203,483           7,496,983
                                                ===========         ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                            STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 2003 and 2002

                                   (UNAUDITED)

                                                                 Three months       Three months
                                                                    ended              ended
                                                                 September 30,      September 30,
                                                                     2003               2002
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $   (424)          $    (30)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
   Increase (Decrease) in
      Accounts payable - trade                                          388                 --
                                                                   --------           --------

NET CASH USED IN OPERATING ACTIVITIES                                   (36)               (30)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced on Loan from Shareholder                                45                 50
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                               9                 20

Cash at beginning of period                                               1                  6
                                                                   --------           --------

CASH AT END OF PERIOD                                              $     10           $     26
                                                                   ========           ========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

United National Film Corp. (the Company) is a Colorado corporation. The Company is engaged in the acquisition and development of properties for, and the production of, television series, television specials, made-for-home television motion pictures and feature length motion pictures for domestic and international distribution.

NOTE 2 - GENERAL

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended June 30, 2003. The Company began its operation in February 1998. The financial statements for the period ended September 30, 2003 are unaudited but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

b) FILM COSTS AND PROGRAM RIGHTS:

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

e) REVENUE RECOGNITION:

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

f) INCOME TAXES:

Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                        UNITED NATIONAL FILM CORPORATION

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

g) NET LOSS PER COMMON SHARE:

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

NOTE 4 - NOTES PAYABLE

Pursuant to the acquisition of the screenplay titled, Molly and Lawless John, a note was issued for $50,000 which was due on January 15, 1999. The payment date on this note has been indefinitely extended by the holder of the note.

NOTE 5 - LOANS DUE TO SHAREHOLDER

The Chief Executive Officer has continued to make advances to the Company to cover general overhead costs. The total net amount advance as of the end of this reporting period is $15,560.

NOTE 6 - STOCK ISSUED

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

Officers/Directors
   Deno Paoli - 100,000 shares
   Arthur L. Stashower - 500,000 shares
   Peter D. Finch - 25,000 shares

Other parties
   Ron Como - 20,000 shares
   Walter C. Nathan - 20,000 shares
   Bob Seidlitz - 20,000 shares

In April 2003, all issued and outstanding shares of Series B Preferred Stock were converted on a share-for-share basis for restricted, unregistered shares of the Company's common stock. As a result of this action, the Company has no shares of Preferred Stock issued and outstanding.

NOTE 7 - SUBSEQUENT EVENTS

On November 22, 2005, the Company entered into an agreement to sell approximately 18,818,017 shares of common stock to Glenn A. Little pursuant to a a Loan and Purchase Stock Agreement, for gross proceeds of $18,818.02. The completion of this transaction is subject to the provision of certain documents by the Company and it's officers/directors. The Company has issued these shares into escrow for the ultimate completion of this transaction; however, as the Agreement has not been fully satisfied, these shares are not shown as issued and outstanding by the Company. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used in this transaction.

On November 23, 2005, the Company issued an aggregate 730,000 shares, valued at approximately $7,300, to various officers and directors for services rendered. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used in this transaction.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended September 30, 2003 and 2002, respectively.

General and administrative expenses for each of the three month periods ended September 30, 2003 and 2002 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended September 30, 2003 and 2002 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At  September  30,  2003,  the  Company  had  a  working   capital   deficit  of
approximately $(85,900).

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

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;
     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or
     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

In April 2003, all issued and outstanding shares of Series B Preferred Stock were converted on a share-for-share basis for restricted, unregistered shares of the Company's common stock. As a result of this action, the Company has no shares of Preferred Stock issued and outstanding.

On November 22, 2005, the Company entered into an agreement to sell approximately 18,818,017 shares of common stock to Glenn A. Little pursuant to a a Loan and Purchase Stock Agreement, for gross proceeds of $18,818.02. The completion of this transaction is subject to the provision of certain documents by the Company and it's officers/directors. The Company has issued these shares into escrow for the ultimate completion of this transaction; however, as the Agreement has not been fully satisfied, these shares are not shown as issued and outstanding by the Company. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used in this transaction.

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

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
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