Form 10QSB
period 2004-12-31
UNITED NATIONAL FILM CORP
filed 2006-03-30
CIK 842694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2004

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

                        UNITED NATIONAL FILM CORPORATION

               Form 10-QSB for the Quarter ended December 31, 2004

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        UNITED NATIONAL FILM CORPORATION
                                  BALANCE SHEET
                                December 31, 2004

                                   (UNAUDITED)

                                                                    December 31,
                                                                       2004
                                                                     ---------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                          $     137
                                                                     ---------

      TOTAL CURRENT ASSETS                                                 137
                                                                     ---------

TOTAL ASSETS                                                         $     137
                                                                     =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                          $  22,275
   Loan from shareholder                                                15,635
                                                                     ---------
      TOTAL CURRENT LIABILITIES                                         37,910
                                                                     ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred stock - $0.001 par value
     3,000,000 shares authorized
     None issued and outstanding                                            --
   Common stock - $0.0001 par value
     30,000,000 shares authorized
     8,203,483 shares issued and outstanding                               820
   Additional paid-in capital                                          556,055
   Accumulated deficit                                                (594,648)
                                                                     ---------

      TOTAL SHAREHOLDERS' DEFICIT                                      (37,773)
                                                                     ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $     137
                                                                     =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              Six and Three months ended December 31, 2004 and 2003

                                   (UNAUDITED)

                                            Six months        Six months       Three months      Three months
                                              ended             ended             ended             ended
                                           December 31,      December 31,      December 31,      December 31,
                                               2004              2003              2004              2003
                                            -----------       -----------       -----------       -----------
REVENUES                                    $        --       $        --       $        --       $        --
                                            -----------       -----------       -----------       -----------
EXPENSES
   General and administrative expenses               72                72                36                36
                                            -----------       -----------       -----------       -----------
      Total operating expenses                       72                72                36                36
                                            -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                                (72)              (72)              (36)              (36)
                                            -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)
   Interest expense                                (782)             (776)             (391)             (388)
                                            -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS BEFORE PROVISION
 FOR INCOME TAXES                                  (854)             (848)             (427)             (424)

PROVISION FOR INCOME TAXES                           --                --                --                --
                                            -----------       -----------       -----------       -----------

NET LOSS                                           (854)             (848)             (427)             (424)

OTHER COMPREHENSIVE INCOME                           --                --                --                --
                                            -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS                          $      (854)      $      (848)      $      (427)      $      (424)
                                            ===========       ===========       ===========       ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                            nil               nil               nil               nil
                                            ===========       ===========       ===========       ===========
Weighted-average number of shares
 outstanding - basic and fully diluted        8,203,483         8,203,483         8,203,483         8,203,483
                                            ===========       ===========       ===========       ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                            STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 2004 and 2003

                                   (UNAUDITED)

                                                                  Six months         Six months
                                                                    ended              ended
                                                                 December 31,       December 31,
                                                                     2004               2003
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $   (854)          $   (848)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
   Increase (Decrease) in
      Accounts payable - trade                                          782                776
                                                                   --------           --------
NET CASH USED IN OPERATING ACTIVITIES                                   (72)               (72)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced on Loan from Shareholder                                --                 95
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                             (72)                23

Cash at beginning of period                                             209                  1
                                                                   --------           --------

CASH AT END OF PERIOD                                              $    137           $     24
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
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

NOTE 2 - GENERAL

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended June 30, 2004. The Company began its operation in February 1998. The financial statements for the period ended December 31, 2004 are unaudited but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the six or three month periods ended December 31, 2004 and 2003, respectively.

General and administrative expenses for each of the six and three month periods, respectively, ended December 31, 2004 and 2003 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended December 31, 2004 and 2003 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2004, the Company had a working capital deficit of approximately $(87,800).

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