Form 10QSB
period 2005-03-31
UNITED NATIONAL FILM CORP
filed 2006-03-30
CIK 842694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2005

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

                        UNITED NATIONAL FILM CORPORATION

                Form 10-QSB for the Quarter ended March 31, 2005

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        UNITED NATIONAL FILM CORPORATION
                                  BALANCE SHEET
                                 March 31, 2005

                                   (UNAUDITED)

                                                                     March 31,
                                                                       2005
                                                                     ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                          $     101
                                                                     ---------

      TOTAL CURRENT ASSETS                                                 101
                                                                     ---------

TOTAL ASSETS                                                         $     101
                                                                     =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                          $  22,666
   Loan from shareholder                                                15,635
                                                                     ---------
      TOTAL CURRENT LIABILITIES                                         38,301
                                                                     ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred stock - $0.001 par value
     3,000,000 shares authorized
     None issued and outstanding                                            --
   Common stock - $0.0001 par value
     30,000,000 shares authorized
     8,203,483 shares issued and outstanding                               820
   Additional paid-in capital                                          556,055
   Accumulated deficit                                                (595,075)
                                                                     ---------

      TOTAL SHAREHOLDERS' DEFICIT                                      (38,200)
                                                                     ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $     101
                                                                     =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Nine and Three months ended March 31, 2005 and 2004

                                   (UNAUDITED)

                                            Nine months      Nine months      Three months     Three months
                                               ended            ended            ended            ended
                                              March 31,        March 31,        March 31,        March 31,
                                                2005             2004             2005             2004
                                             ----------       ----------       ----------       ----------
REVENUES                                     $       --       $       --       $       --       $       --
                                             ----------       ----------       ----------       ----------
EXPENSES
   General and administrative expenses              108              108               36               36
                                             ----------       ----------       ----------       ----------
      Total operating expenses                      108              108               36               36
                                             ----------       ----------       ----------       ----------

LOSS FROM OPERATIONS                               (108)            (108)             (36)             (36)
                                             ----------       ----------       ----------       ----------
OTHER INCOME (EXPENSE)
   Interest expense                              (1,173)          (1,166)            (391)            (390)
                                             ----------       ----------       ----------       ----------
LOSS FROM OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                      (1,281)          (1,274)            (427)            (426)

PROVISION FOR INCOME TAXES                           --               --               --               --
                                             ----------       ----------       ----------       ----------

NET LOSS                                         (1,281)          (1,274)            (427)            (426)

OTHER COMPREHENSIVE INCOME                           --               --               --               --
                                             ----------       ----------       ----------       ----------

COMPREHENSIVE LOSS                           $   (1,281)      $   (1,274)      $     (427)      $     (426)
                                             ==========       ==========       ==========       ==========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                            nil              nil              nil              nil
                                             ==========       ==========       ==========       ==========
Weighted-average number of shares
 outstanding - basic and fully diluted        8,203,483        8,203,483        8,203,483        8,203,483
                                             ==========       ==========       ==========       ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 2005 and 2004

                                   (UNAUDITED)

                                                                  Nine months        Nine months
                                                                    ended              ended
                                                                   March 31,          March 31,
                                                                     2005               2004
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $ (1,274)          $ (1,274)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
   Increase (Decrease) in
      Accounts payable - trade                                          776                776
                                                                   --------           --------
NET CASH USED IN OPERATING ACTIVITIES                                  (108)              (108)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in bank overdraft                                            --                 --
   Cash advanced on Loan from Shareholder                                --                120
                                                                   --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                --                120
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                            (108)                12

Cash at beginning of period                                             209                  1
                                                                   --------           --------

CASH AT END OF PERIOD                                              $    101           $     13
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
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

NOTE 2 - GENERAL

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended June 30, 2004. The Company began its operation in February 1998. The financial statements for the period ended March 31, 2005 are unaudited but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine or three month periods ended March 31, 2005 and 2004, respectively.

General and administrative expenses for each of the nine and three month periods, respectively, ended March 31, 2005 and 2004 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended March 31, 2005 and 2004 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2005, the Company had a working capital deficit of approximately $(88,200).

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