Form 10KSB
period 2005-06-30
UNITED NATIONAL FILM CORP
filed 2006-03-31
CIK 842694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended June 30, 2005

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

STOCK OPTION PLAN

In February 1998, the Company adopted an incentive stock option plan whereby both qualified and non-qualified stock options up to an aggregate of 1,000,000 shares of common stock will be made available to selected employees, consultants, officers and directors. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options. Options vest at the discretion of the Board of Directors. The maximum term of any granted option may be ten years. The 1998 Stock Option Plan will terminate in February 2008, though options granted prior to termination may expire after that date. In Fiscal 2005 and 2004, there were no grants of stock options and there were none issued and outstanding from prior periods.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company had no revenue from operations for the years ended June 30, 2005 and 2004, respectively.

General and administrative expenses for the years ended June 30, 2005 and 2004 were approximately $144 and $379, respectively. Earnings per share for the respective years ended June 30, 2005 and 2004 was $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2005 and 2004, respectively, the Company had working capital of approximately $(38,627) and $(36,919), respectively.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Sherb & Co., LLP of New York, New York:

                                       Year ended            Year ended
                                      June 30, 2005         June 30, 2004
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

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2005 and 2004, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended June 30, 2005, for filing with the Securities and Exchange Commission.

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

                 UNITED NATIONAL FILM CORPORATION AND SUBSIDIARY

                                      INDEX


                                                                            Page
                                                                            ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM           F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet as of June 30, 2005                           F-3

   Consolidated Statement of Operations and Comprehensive Loss
     for the years ended June 30, 2005 and 2004                             F-4

   Consolidated Statement of Changes in Stockholders' Deficit
     for the years ended June 30, 2005 and 2004                             F-5

   Consolidated Statement of Cash Flows
     for the years ended June 30, 2005 and 2004                             F-6

   Notes to Consolidated Financial Statements                               F-7

                        LETTERHEAD OF SHERB & COMPANY LLP


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
United National Film Corporation

We have audited the accompanying consolidated balance sheet of United National Film Corporation as of June 30, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


                                          /s/ Sherb & Co., LLP
                                          ----------------------------
                                          Certified Public Accountants
New York, New York
December 15, 2005

                UNITED NATIONAL FILM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005


                                                                   June 30, 2005
                                                                   -------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                          $      65
                                                                     ---------

      TOTAL CURRENT ASSETS                                           $      65
                                                                     =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable - trade                                          $  23,057
   Loan from stockholder                                                15,635
                                                                     ---------

      TOTAL CURRENT LIABILITIES                                         38,692
                                                                     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock - $0.001 par value
     3,000,000 shares authorized
     None issued and outstanding                                            --
   Common stock - $0.0001 par value
     30,000,000 shares authorized
     8,203,483 shares issued and outstanding                               820
   Additional paid-in capital                                          556,055
   Accumulated deficit                                                (595,502)
                                                                     ---------

      TOTAL STOCKHOLDERS' DEFICIT                                      (38,627)
                                                                     ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $      65
                                                                     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                UNITED NATIONAL FILM CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   For the Years ended June 30, 2005 and 2004

                                                               Year ended           Year ended
                                                             June 30, 2005         June 30, 2004
                                                             -------------         -------------
REVENUES                                                      $        --           $        --
                                                              -----------           -----------
OPERATING EXPENSES
   General and administrative expense                                 144                   379
                                                              -----------           -----------
      TOTAL OPERATING EXPENSES                                        144                   379
                                                              -----------           -----------

LOSS FROM OPERATIONS                                                 (144)                 (379)

OTHER EXPENSE
   Interest expense                                                (1,564)               (1,557)
                                                              -----------           -----------

LOSS BEFORE INCOME TAXES                                           (1,708)               (1,469)

PROVISION FOR INCOME TAXES                                             --                    --
                                                              -----------           -----------

NET LOSS                                                           (1,708)               (1,469)

OTHER COMPREHENSIVE INCOME                                             --                    --
                                                              -----------           -----------

COMPREHENSIVE LOSS                                            $    (1,708)          $    (1,469)
                                                              ===========           ===========

Loss per weighted-average share of common
 stock outstanding, computed on net loss -
 basic and fully diluted                                              nil                   nil
                                                              ===========           ===========

Weighted-average number of common shares outstanding            8,203,483             8,203,483
                                                              ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                UNITED NATIONAL FILM CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       Years ended June 30, 2005 and 2004

                                    Preferred Stock          Common Stock      Additional
                                  ------------------      ------------------    paid-in     Accumulated
                                  Shares      Amount      Shares      Amount    capital       deficit       Total
                                  ------      ------      ------      ------    -------       -------       -----
BALANCES AT JULY 1, 2003             --       $  --      8,203,483      $820    $556,055     $(592,325)    $(35,450)

Net loss for the year                --          --             --        --          --        (1,469)      (1,469)
                                  -----       -----      ---------      ----    --------     ---------     --------

BALANCES AT JUNE 30, 2004            --          --      8,203,483       820     556,055      (593,794)     (36,919)

Net loss for the year                --          --             --        --          --        (1,708)      (1,708)
                                  -----       -----      ---------      ----    --------     ---------     --------

BALANCES AT JUNE 30, 2005            --       $  --      8,203,483      $820    $556,055     $(595,502)    $(38,627)
                                  =====       =====      =========      ====    ========     =========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                UNITED NATIONAL FILM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years ended June 30, 2005 and 2004

                                                             Year ended        Year ended
                                                           June 30, 2005     June 30, 2004
                                                           -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                      $(1,708)          $(1,469)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
      Depreciation and amortization                                --                --
   Increase (Decrease) in
      Accounts payable and other accrued liabilities            1,564             1,557
                                                              -------           -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (144)               88
                                                              -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES                               --                --
                                                              -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received in loan from stockholder                          --               120
                                                              -------           -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          --               120
                                                              -------           -------

INCREASE (DECREASE) IN CASH                                      (144)              208

Cash at beginning of year                                         209                 1
                                                              -------           -------

CASH AT END OF YEAR                                           $    65           $   209
                                                              =======           =======
SUPPLEMENTAL DISCLOSURE OF INTEREST
 AND INCOME TAXES PAID
   Interest paid for the period                               $    --           $    --
                                                              =======           =======
   Income taxes paid for the period                           $    --           $    --
                                                              =======           =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
   Debt forgiveness in exchange for movie rights              $    --           $    --
                                                              =======           =======
   Common stock issued for debt                               $    --           $    --
                                                              =======           =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 UNITED NATIONAL FILM CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $1,708 for the year ended June 30, 2005. Additionally, the Company had a working capital deficiency of $38,627 at June 30, 2005. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The sources of funds generated this fiscal period have come from loans from an officer. Management is continuing to evaluate business mergers for the Company.

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

                 UNITED NATIONAL FILM CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


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

NOTE 4. STOCKHOLDERS' DEFICIT

The Company had no equity transactions during either of the years ended June 30, 2005 and 2004, respectively.

NOTE 5. STOCK OPTION PLAN

In February 1998, the Company adopted an incentive stock option plan pursuant to which qualified and non qualified stock options up to an aggregate of 1,000,000 shares of common stock will be made available to selected employees, consultants, officers and directors. Options may be either incentive stock options or non qualified stock options, except that only employees may be granted incentive stock options. Options vest at the discretion of the Board of Directors. The maximum term of an option is ten years. The 1998 Stock Option Plan will terminate in February 2008, though options granted prior to termination may expire after that date. In Fiscal 2005 and 2004, there were no grants or vesting of stock options.

                 UNITED NATIONAL FILM CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


NOTE 6. NOTE PAYABLE

Pursuant to the acquisition of the screenplay, a non interest bearing note was issued for $50,000 to a major stockholder which was originally due on January 15, 1999. The note was renewed until January 2003, when the note was forgiven in exchange for the revision of movie rights back to a shareholder.

NOTE 7. LOAN FROM STOCKHOLDER

Interest bearing loans made to the Company from the Chief Executive Officer amounted to $15,635 at June 30, 2005. These loans are due on demand and accrue at an annual interest rate of 10%.

NOTE 8. INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Adoption of this statement did not have a material effect on the Company's financial statements. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS 109 additionally required the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

                                                Year ended         Year ended
                                               June 30, 2005      June 30, 2004
                                               -------------      -------------

Statutory federal income tax (benefit)            $  (296)          $  (255)
   Effect of permanent differences                     --                --
   (Benefit) not recognized                           296               255
                                                  -------           -------

Tax provision                                     $    --           $    --
                                                  =======           =======

The Company has no deferred tax assets or liabilities as of June 30, 2005.

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