Form 10QSB
period 2005-09-30
UNITED NATIONAL FILM CORP
filed 2006-03-31
CIK 842694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2005

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

                        UNITED NATIONAL FILM CORPORATION

              Form 10-QSB for the Quarter ended September 30, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation            8

  Item 3 Controls and Procedures                                             12

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   12

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         12

  Item 3 Defaults Upon Senior Securities                                     13

  Item 4 Submission of Matters to a Vote of Security Holders                 13

  Item 5 Other Information                                                   13

  Item 6 Exhibits                                                            13

SIGNATURES                                                                   13

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        UNITED NATIONAL FILM CORPORATION
                                  BALANCE SHEET
                           September 30, 2005 and 2004

                                   (UNAUDITED)

                                                                        September 30,       September 30,
                                                                            2005                2004
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $      29           $     173
                                                                         ---------           ---------

      TOTAL CURRENT ASSETS                                                      29                 173
                                                                         ---------           ---------

TOTAL ASSETS                                                             $      29           $     173
                                                                         =========           =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                              $  23,448           $  21,884
   Loan from shareholder                                                    15,635              15,635
                                                                         ---------           ---------
      TOTAL CURRENT LIABILITIES                                             39,083              37,519
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred stock - $0.001 par value
    3,000,000 shares authorized
    None issued and outstanding                                                 --                  --
   Common stock - $0.0001 par value
    30,000,000 shares authorized
    8,203,483 shares issued and outstanding                                    820                 820
   Additional paid-in capital                                              556,055             556,055
   Accumulated deficit                                                    (595,929)           (594,221)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' DEFICIT                                          (39,054)            (37,346)
                                                                         ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $      29           $     173
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 Three months ended September 30, 2005 and 2004

                                   (UNAUDITED)

                                             Three months          Three months
                                                ended                 ended
                                             September 30,         September 30,
                                                 2005                  2004
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------
EXPENSES
   General and administrative expenses                 36                    36
                                              -----------           -----------
      Total operating expenses                         36                    36
                                              -----------           -----------

OTHER INCOME (EXPENSE)
   Interest expense                                  (391)                 (391)
                                              -----------           -----------
LOSS FROM OPERATIONS BEFORE PROVISION
 FOR INCOME TAXES                                    (427)                 (427)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                             (427)                 (427)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $      (427)          $      (427)
                                              ===========           ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                              nil                   nil
                                              ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted          8,203,483             8,203,483
                                              ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                            STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 2005 and 2004

                                   (UNAUDITED)

                                                                 Three months       Three months
                                                                    ended              ended
                                                                 September 30,      September 30,
                                                                     2005               2004
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $   (427)          $   (427)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
      Increase (Decrease) in
        Accounts payable - trade                                        391                391
                                                                   --------           --------

NET CASH USED IN OPERATING ACTIVITIES                                   (36)               (36)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced on Loan from Shareholder                                --                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                             (36)               (36)

Cash at beginning of period                                              65                209
                                                                   --------           --------

CASH AT END OF PERIOD                                              $     29           $    173
                                                                   ========           ========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
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

NOTE 2 - GENERAL

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended June 30, 2005. The Company began its operation in February 1998. The financial statements for the period ended September 30, 2005 are unaudited but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

e) REVENUE RECOGNITION:

The business of the Company is to derive revenues primarily from providing production services to third parties and exploiting projects originally developed by the Company in which it retains an ownership interest. Revenues from being a provider of contract production services are recognized using the percentage of completion method, recognizing revenue relative to the proportionate progress on such contracts as measured by the ratio which project costs incurred by the Company to date bear to the total anticipated costs of each project. Amounts advanced under such contracts are deferred and not

                        UNITED NATIONAL FILM CORPORATION
recognized as revenue until obligations under such contracts are performed. Revenue from licensing company-owned projects is recognized when the film is delivered and available for showing, costs are determinable, the fee is known and collectibility is reasonably assured.

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

                        UNITED NATIONAL FILM CORPORATION

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

(2) Results of Operations

The Company had no revenue for either of the three month periods ended September 30, 2005 and 2004, respectively.

General and administrative expenses for each of the three month periods ended September 30, 2005 and 2004 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended September 30, 2005 and 2004 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At  September  30,  2005,  the  Company  had  a  working   capital   deficit  of
approximately $(87,300).

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

                                            UNITED NATIONAL FILM CORPORATION


Dated: January 25, 2006                     By: /s/ Deno Paoli
       ----------------                        ---------------------------------
                                                                      Deno Paoli
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director