Form 10QSB
period 2005-12-31
UNITED NATIONAL FILM CORP
filed 2006-03-31
CIK 842694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2005

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

                        UNITED NATIONAL FILM CORPORATION

               Form 10-QSB for the Quarter ended December 31, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation            9

  Item 3 Controls and Procedures                                             12

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   12

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         12

  Item 3 Defaults Upon Senior Securities                                     13

  Item 4 Submission of Matters to a Vote of Security Holders                 13

  Item 5 Other Information                                                   13

  Item 6 Exhibits                                                            13

SIGNATURES                                                                   13

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        UNITED NATIONAL FILM CORPORATION
                                  BALANCE SHEET
                                December 31, 2005

                                   (UNAUDITED)

                                                                  December 31,
                                                                     2005
                                                                   ---------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                        $     185
                                                                   ---------

      TOTAL CURRENT ASSETS                                               185
                                                                   ---------

TOTAL ASSETS                                                       $     185
                                                                   =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                        $  23,839
   Loan for Director                                                   8,000
   Loan from shareholder                                              15,635
                                                                   ---------
      TOTAL CURRENT LIABILITIES                                       47,474
                                                                   ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred stock - $0.001 par value
    3,000,000 shares authorized
    None issued and outstanding                                           --
   Common stock - $0.0001 par value
    30,000,000 shares authorized
    8,203,483 shares issued and outstanding                              820
   Additional paid-in capital                                        556,055
   Accumulated deficit                                              (604,164)
                                                                   ---------

      TOTAL SHAREHOLDERS' DEFICIT                                    (47,289)
                                                                   ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $     185
                                                                   =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              Six and Three months ended December 31, 2005 and 2004

                                   (UNAUDITED)

                                           Six months       Six months       Three months     Three months
                                              ended            ended            ended            ended
                                           December 31,     December 31,     December 31,     December 31,
                                              2005             2004             2005             2004
                                           ----------       ----------       ----------       ----------
REVENUES                                   $       --       $       --       $       --       $       --
                                           ----------       ----------       ----------       ----------
EXPENSES
   General and administrative expenses          2,880               72            5,000
   Professional Fees                            5,000            2,844               36
                                           ----------       ----------       ----------       ----------
      Total operating expenses                  7,880               72            7,844               36
                                           ----------       ----------       ----------       ----------

LOSS FROM OPERATIONS                           (7,880)             (72)          (7,844)             (36)
                                           ----------       ----------       ----------       ----------

OTHER INCOME (EXPENSE)
   Interest expense                              (782)            (782)            (391)            (391)
                                           ----------       ----------       ----------       ----------

LOSS FROM OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES             (8,662)            (854)          (8,235)            (427)

PROVISION FOR INCOME TAXES                         --               --               --               --
                                           ----------       ----------       ----------       ----------

NET LOSS                                       (8,662)            (854)          (8,235)            (427

OTHER COMPREHENSIVE INCOME                         --               --               --               --
                                           ----------       ----------       ----------       ----------

COMPREHENSIVE LOSS                         $   (8,662)      $     (854)      $   (8,235)      $     (427)
                                           ==========       ==========       ==========       ==========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                          nil              nil              nil              nil
                                           ==========       ==========       ==========       ==========
Weighted-average number of shares
 outstanding - basic and fully diluted      8,203,483        8,203,483        8,203,483        8,203,483
                                           ==========       ==========       ==========       ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                            STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 2005 and 2004

                                   (UNAUDITED)

                                                                  Six months         Six months
                                                                    ended              ended
                                                                  December 31,       December 31,
                                                                     2005               2004
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $   (854)          $ (7,880)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
      Increase (Decrease) in
        Accounts payable - trade                                        782                782
                                                                   --------           --------
NET CASH USED IN OPERATING ACTIVITIES                                   (72)            (8,662)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced on Loan from Shareholder                                --              8,000
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                             (72)               120

Cash at beginning of period                                             209                 65
                                                                   --------           --------

CASH AT END OF PERIOD                                              $    137           $    185
                                                                   ========           ========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
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

NOTE 2 - GENERAL

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended June 30, 2005. The Company began its operation in February 1998. The financial statements for the period ended December 31, 2005 are unaudited but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

                        UNITED NATIONAL FILM CORPORATION

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

(2) Results of Operations

The Company had no revenue for either of the six or three month periods ended December 31, 2005 and 2004, respectively.

General and administrative expenses for each of the three and six month periods ended December 31, 2004 were nominal. The General and administrative expenses increase to $7880 and $7884, respectively, for six and three month periods ending December 31, 2005 due to expenses related to bringing the company into regulatory compliance. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended December 31, 2005 and 2004 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

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

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgments against it or him awarding damages or rescission based upon unlawful practices or sales of securites.

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

                                       UNITED NATIONAL FILM CORPORATION


Dated: January 25, 2006                By: /s/ Deno Paoli
       ----------------                   --------------------------------------
                                                                      Deno Paoli
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director