Form 10QSB
period 2006-03-31
UNITED NATIONAL FILM CORP
filed 2006-04-03
CIK 842694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2006

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 26, 2006: 8,933,483

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        UNITED NATIONAL FILM CORPORATION

                Form 10-QSB for the Quarter ended March 31, 2006

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        UNITED NATIONAL FILM CORPORATION
                                  BALANCE SHEET
                                 March 31, 2006

                                   (UNAUDITED)

                                                                     March 31,
                                                                       2006
                                                                     ---------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                          $   9,078
                                                                     ---------

      TOTAL CURRENT ASSETS                                               9,078
                                                                     ---------

TOTAL ASSETS                                                         $   9,078
                                                                     =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                          $  24,230
   Subscription deposit                                                 25,000
   Loan from shareholder                                                15,635
                                                                     ---------
      TOTAL CURRENT LIABILITIES                                         64,865
                                                                     ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred stock - $0.001 par value
    3,000,000 shares authorized
    None issued and outstanding                                             --
   Common stock - $0.0001 par value
    30,000,000 shares authorized
    8,203,483 shares issued and outstanding                                820
   Additional paid-in capital                                          556,055
   Accumulated deficit                                                (612,662)
                                                                     ---------

      TOTAL SHAREHOLDERS' DEFICIT                                      (55,787)
                                                                     ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $   9,078
                                                                     =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Nine and Three months ended March 31, 2006 and 2005

                                   (UNAUDITED)

                                            Nine months     Nine months     Three months     Three months
                                              ended           ended            ended            ended
                                             March 31,       March 31,        March 31,        March 31,
                                               2006            2005             2006             2005
                                            ----------      ----------       ----------       ----------
REVENUES                                    $       --      $       --       $       --       $       --
                                            ----------      ----------       ----------       ----------
EXPENSES
   General and administrative expenses           3,887             108            1,007               36
   Professional Fees                            12,100           7,100
   Total operating expenses                     15,987             108            8,107               36
                                            ----------      ----------       ----------       ----------

LOSS FROM OPERATIONS                           (15,957)           (108)          (8,107)             (36)
                                            ----------      ----------       ----------       ----------

OTHER INCOME (EXPENSE)
   Interest expense                             (1,173)         (1,173)            (391)            (391)
                                            ----------      ----------       ----------       ----------

LOSS FROM OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES             (17,160)         (1,281)          (8,498)            (427)

PROVISION FOR INCOME TAXES                          --              --               --               --
                                            ----------      ----------       ----------       ----------

NET LOSS                                       (17,160)         (1,281)          (8,498)            (427)

OTHER COMPREHENSIVE INCOME                          --              --               --               --
                                            ----------      ----------       ----------       ----------

COMPREHENSIVE LOSS                          $  (17,160)     $   (1,281)      $   (8,498)      $     (427)
                                            ==========      ==========       ==========       ==========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                           nil             nil              nil              nil
                                            ==========      ==========       ==========       ==========
Weighted-average number of shares
 outstanding - basic and fully diluted       8,203,483       8,203,483        8,203,483        8,203,483
                                            ==========      ==========       ==========       ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 2006 and 2005

                                   (UNAUDITED)

                                                                  Nine months        Nine months
                                                                    ended              ended
                                                                   March 31,          March 31,
                                                                     2006               2005
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $(15,987)          $ (1,274)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
      Increase (Decrease) in
        Accounts payable - trade                                      1,173                776
                                                                   --------           --------
NET CASH USED IN OPERATING ACTIVITIES                               (17,160)              (108)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Subscription Deposit                                              25,000                 --
   Cash advanced on Loan from Shareholder                                --
                                                                   --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            25,000
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                           9,013               (108)

Cash at beginning of period                                              65                209
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  9,078           $    101
                                                                   ========           ========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
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

NOTE 2 - GENERAL

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended June 30, 2005. The Company began its operation in February 1998. The financial statements for the period ended March 31, 2006 are unaudited but include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

(2) Results of Operations

The Company had no revenue for either of the nine or three month periods ended March 31, 2006 and 2005, respectively.

General and Administrative expenses for each of the three month periods, respectively, ended March 31, 2005 and 2006 were nominal. The General and Administrative expenses for the nine month periods ending March 31, 2006 and 2005 increased substantially to $15,987 and $8,107 as a result of the direct expenses of bring the Company current with its filing delinquent obligations. The Company has been delinquent since 2003 in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended March 31, 2006 and 2005 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

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

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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