Form 10QSB/A
period 2005-12-31
UNITED NATIONAL FILM CORP
filed 2006-05-15
CIK 842694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

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

                     211 West Wall Street, Midland, TX 79701
                    (Address of principal executive offices)

                                 (432) 682-1761
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 11, 2006: 27,751,500

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        UNITED NATIONAL FILM CORPORATION

              Form 10-QSB/A for the Quarter ended December 31, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           10

  Item 3 Controls and Procedures                                             12

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   12

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         13

  Item 3 Defaults Upon Senior Securities                                     13

  Item 4 Submission of Matters to a Vote of Security Holders                 13

  Item 5 Other Information                                                   13

  Item 6 Exhibits                                                            13

SIGNATURES                                                                   13

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                        UNITED NATIONAL FILM CORPORATION
                                 BALANCE SHEETS
                           December 31, 2005 and 2004

                                   (UNAUDITED)

                                                                        (Restated)
                                                                        December 31,        December 31,
                                                                           2005                2004
                                                                         ---------           ---------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                              $      --           $     137
                                                                         ---------           ---------

      TOTAL CURRENT ASSETS                                                      --                 137
                                                                         ---------           ---------

TOTAL ASSETS                                                             $      --           $     137
                                                                         =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                              $  23,839           $  22,275
   Loan from shareholder                                                    15,635              15,635
                                                                         ---------           ---------
      TOTAL CURRENT LIABILITIES                                             39,474              37,910
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred stock - $0.001 par value
    3,000,000 shares authorized
    None issued and outstanding                                                                     --
   Common stock - $0.0001 par value
    30,000,000 shares authorized
    8,903,483 and 8,203,483 shares issued and outstanding                      893                 820
Additional paid-in capital                                                 563,282             556,055
   Accumulated deficit                                                    (603,649)           (594,648)
                                                                         ---------           ---------

   TOTAL SHAREHOLDERS' DEFICIT                                             (39,474)            (37,773)
                                                                         ---------           ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $      --           $     137
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

                        UNITED NATIONAL FILM CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              Six and Three months ended December 31, 2005 and 2004

                                   (UNAUDITED)

                                                (Restated)                         (Restated)
                                                Six months       Six months       Three months      Three months
                                                  ended            ended             ended             ended
                                                December 31,     December 31,      December 31,      December 31,
                                                   2005             2004              2005              2004
                                                -----------      -----------       -----------       -----------
REVENUES                                        $        --      $        --       $        --       $        --
                                                -----------      -----------       -----------       -----------
EXPENSES
   General and administrative expenses                7,365               72             7,329                36
                                                -----------      -----------       -----------       -----------
      Total operating expenses                        7,365               72             7,329                36
                                                -----------      -----------       -----------       -----------

LOSS FROM OPERATIONS                                 (7,365)             (72)           (7,329)              (36)
                                                -----------      -----------       -----------       -----------

OTHER INCOME (EXPENSE)
   Interest expense                                    (782)            (782)             (391)             (391)
                                                -----------      -----------       -----------       -----------
LOSS FROM OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                          (8,147)            (854)           (7,720)             (427)

PROVISION FOR INCOME TAXES                               --               --                --                --
                                                -----------      -----------       -----------       -----------

NET LOSS                                             (8,147)            (854)           (7,720)             (424)

OTHER COMPREHENSIVE INCOME                               --               --                --                --
                                                -----------      -----------       -----------       -----------

COMPREHENSIVE LOSS                              $    (8,147)     $      (854)      $    (7,720)      $      (424)
                                                ===========      ===========       ===========       ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                nil              nil               nil               nil
                                                ===========      ===========       ===========       ===========
Weighted-average number of shares
 outstanding - basic and fully diluted            8,358,211        8,203,483         8,523,940         8,203,483
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

                        UNITED NATIONAL FILM CORPORATION
                            STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 2005 and 2004

                                   (UNAUDITED)

                                                                  (Restated)
                                                                  Six months         Six months
                                                                    ended              ended
                                                                  December 31,       December 31,
                                                                     2005               2004
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $ (8,147)          $   (854)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
      Expenses paid with shares of common stock                       7,300                 --
   Increase (Decrease) in
      Accounts payable - trade                                          782                782
                                                                   --------           --------

NET CASH USED IN OPERATING ACTIVITIES                                   (65)               (72)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced on Loan from Shareholder                                --                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                             (65)               (72)

Cash at beginning of period                                              65                209
                                                                   --------           --------

CASH AT END OF PERIOD                                              $     --           $    137
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
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


NOTE A - DESCRIPTION OF BUSINESS

United National Film Corporation (the Company) was formed under the laws of the State of Colorado on July 19, 1988 as Riverside Capital, Inc.

In June 2001, the Company suspended all business activities and established a business plan to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has adopted a year-end of June 30.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended June 30, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 2006.

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiary.   All  significant   intercompany  balances  and
transactions have been eliminated.

NOTE C - GOING CONCERN UNCERTAINTY

The Company has nominal cash on hand, has no operating assets and has a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

                        UNITED NATIONAL FILM CORPORATION

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

The Company's majority stockholder maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it's business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company's business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company's initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Reorganization costs

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

3. Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                        UNITED NATIONAL FILM CORPORATION

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4. Income (Loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At December 31, 2005 and 2004, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - LOANS DUE TO SHAREHOLDER

The Company's former Chief Executive Officer made aggregate advances of approximately $15,635 to provide working capital to the Company in prior periods. These advances bear interest at 10.0% per annum and are repayable upon demand.

NOTE G - COMMON STOCK TRANSACTIONS

On November 22, 2005, the Company entered into an agreement to sell approximately 18,818,017 shares of common stock to Glenn A. Little pursuant to a Loan and Purchase Stock Agreement, for gross proceeds of $18,818.02. The completion of this transaction is subject to the provision of certain documents by the Company and it's officers/directors. All of the transaction provisions were met and this transaction closed on March 31, 2006. The Company relied upon
Section 4(2) for an exemption from registration on these shares and no underwriter was used in this transaction.

On November 23, 2005, the Company issued an aggregate 730,000 shares, valued at approximately $7,300, to various officers and directors for services rendered. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used in this transaction.

                        UNITED NATIONAL FILM CORPORATION

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the six month periods ended December 31, 2005 and 2004, respectively, are as follows:

                                   Six months         Six months
                                     ended              ended
                                  December 31,        December 31,
                                      2005               2004
                                     -------            -------
     Federal:
       Current                       $    --            $    --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
     State:
       Current                            --                 --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
       Total                         $    --            $    --
                                     =======            =======


Due to a change in control on March 31, 2006, the Company has a nominal net operating loss carryforward to offset future Federal and State income taxes. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for the six months ended December 31, 2005 and 2004, respectively, are as follows:

                                                             Six months       Six months
                                                                ended           ended
                                                             December 31,     December 31,
                                                                2005             2004
                                                               -------          -------
Statutory rate applied to income before income taxes          $   (290)        $   (290)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --               --
  Other, including reserve for deferred tax asset
  and application of net operating loss carryforward               290              290
                                                              --------         --------

   Income tax expense                                         $     --         $     --
                                                              ========         ========

The Company's only temporary differences as of December 31, 2005 and 2004 relate to the Company's net operating loss carryforward. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of December 31, 2005 and 2004, respectively, is nominal and not material to the accompanying financial statements.

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

General and administrative expenses for each of the six and three month periods ended December 31, 2005 and 2004 were nominal. In March 2006, concurrent with the change in management and ownership, the Company cured all prior delinquencies with respect to the filing of various required periodic reports pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

On November 23, 2005, the Company issued an aggregate 730,000 shares, valued at approximately $7,300, to various officers and directors for services rendered. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used in this transaction.

Earnings per share for the respective six and three month periods ended December 31, 2005 and 2004 were $0.00, $0;00, $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2005 and 2004, the Company had a working capital deficit of approximately $(39,500) and $(37,700), respectively.

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

This Agreement originally expired on February 15, 2006 and was extended by the agreement of all parties to March 31, 2006. All matters were satisfied and delivered as required and this transaction closed on March 31, 2006.

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

(4)  LIQUIDITY AND CAPITAL RESOURCES

In October 2005, the Company signed a Loan and Purchase Stock Agreement with Glenn A. Little (Little) in which Little agreed to purchase 18,818,017 shares of restricted common stock for $18,818.02 and provide a working capital loan of $88,181.98 at an interest rate of 6% per annum. The Promissory note shall be convertible at any time prior to maturity, solely at Little's option, into restricted and unregistered shares of the Company's common stock at par value. The proceeds of the approximately $88,000 note were used to retire the note payable to shareholder, retire all outstanding accounts payable and to pay various costs and expenses related to the reorganization of the Company and change in control.

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

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On November 22, 2005, the Company entered into an agreement to sell approximately 18,818,017 shares of common stock to Glenn A. Little pursuant to a Loan and Purchase Stock Agreement, for gross proceeds of $18,818.02. The completion of this transaction is subject to the provision of certain documents by the Company and it's former officers/directors. All of the transaction provisions were met and this transaction closed on March 31, 2006. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used in this transaction.

On November 23, 2005, the Company issued an aggregate 730,000 shares, valued at approximately $7,300, to various officers and directors for services rendered. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used in this transaction. These recipients of these shares are as follows:

Former Officers/Directors
   Deno Paoli - 300,000 shares
   Arthur L. Stashower - 300,000 shares
   Peter D. Finch - 40,000 shares

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
                                      UNITED NATIONAL FILM CORPORATION



Dated: May 11, 2006                   By: /s/ Glenn A. Little
       ------------                      ---------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director