Form 10QSB/A
period 2006-03-31
UNITED NATIONAL FILM CORP
filed 2006-05-15
CIK 842694

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

                        UNITED NATIONAL FILM CORPORATION

               Form 10-QSB/A for the Quarter ended March 31, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   14

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         14

  Item 3 Defaults Upon Senior Securities                                     14

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   15

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                        UNITED NATIONAL FILM CORPORATION
                                 BALANCE SHEETS
                             March 31, 2006 and 2005

                                   (UNAUDITED)

                                                                 (Restated)
                                                                  March 31,           March 31,
                                                                    2006                2005
                                                                  ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                       $      --           $     101
                                                                  ---------           ---------

      TOTAL CURRENT ASSETS                                               --                 101
                                                                  ---------           ---------

TOTAL ASSETS                                                      $      --           $     101
                                                                  =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                       $      --           $  22,666
   Loan from shareholder                                             95,202              15,635
                                                                  ---------           ---------
      TOTAL CURRENT LIABILITIES                                      95,202              38,301
                                                                  ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred stock - $0.001 par value
     3,000,000 shares authorized
     None issued and outstanding                                         --                  --
   Common stock - $0.0001 par value
     30,000,000 shares authorized
     27,751,500 and 8,203,483 shares issued and outstanding           2,775                 820
   Additional paid-in capital                                       580,218             556,055
   Accumulated deficit                                             (678,195)           (595,075)
                                                                  ---------           ---------

      TOTAL SHAREHOLDERS' DEFICIT                                   (95,202)            (38,200)
                                                                  ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $      --           $     101
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

                        UNITED NATIONAL FILM CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Nine and Three months ended March 31, 2006 and 2005

                                   (UNAUDITED)

                                          (Restated)        (Restated)        (Restated)        (Restated)
                                          Nine months       Nine months      Three months      Three months
                                            ended             ended             ended             ended
                                           March 31,         March 31,         March 31,         March 31,
                                             2006              2005              2006              2005
                                          -----------       -----------       -----------       -----------
REVENUES                                  $        --       $        --       $        --       $        --
                                          -----------       -----------       -----------       -----------
EXPENSES
   Reorganization expenses                     67,135                --            67,135                --
   General and administrative expenses         14,385               108             7,020                36
                                          -----------       -----------       -----------       -----------
      Total operating expenses                 81,520               108            74,155                36
                                          -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                          (81,520)             (108)          (74,155)              (36)
                                          -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)
   Interest expense                            (1,173)           (1,173)             (391)             (391)
                                          -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                   (82,693)           (1,281)          (74,546)             (427)

PROVISION FOR INCOME TAXES                         --                --                --                --
                                          -----------       -----------       -----------       -----------

NET LOSS                                      (82,693)           (1,281)          (74,546)             (427)

OTHER COMPREHENSIVE INCOME                         --                --                --                --
                                          -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS                        $   (82,693)      $    (1,281)      $   (74,546)      $      (427)
                                          ===========       ===========       ===========       ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                  $     (0.01)              nil       $     (0.01)              nil
                                          ===========       ===========       ===========       ===========
Weighted-average number of shares
 outstanding - basic and fully diluted      8,615,848         8,203,483         9,142,572         8,203,483
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

                        UNITED NATIONAL FILM CORPORATION
                            STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 2006 and 2005

                                   (UNAUDITED)

                                                                  (Restated)         (Restated)
                                                                  Nine months        Nine months
                                                                    ended              ended
                                                                   March 31,          March 31,
                                                                     2006               2005
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $(82,693)          $ (1,281)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
      Expenses paid with shares of common stock                       7,300                 --
   Increase (Decrease) in
      Accounts payable - trade                                      (23,057)             1,173
                                                                   --------           --------
NET CASH USED IN OPERATING ACTIVITIES                               (98,450)              (108)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of loan to shareholder                                 (15,635)                --
   Cash received on loan from shareholder                            95,202                 --
   Proceeds from sale of common stock                                18,818                 --
                                                                   --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            98,450                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                             (65)              (108)

Cash at beginning of period                                              65                209
                                                                   --------           --------

CASH AT END OF PERIOD                                              $     --           $    101
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
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

3. Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

NOTE F - LOANS DUE TO SHAREHOLDER

The Company's former Chief Executive Officer made aggregate advances of approximately $15,635 to provide working capital to the Company in prior periods. These advances bear interest at 10.0% per annum and are repayable upon demand. In conjunction with the March 2006 change in control, these advances were repaid in full.

On March 31, 2006, pursuant to am October 2005 Loan and Purchase Stock Agreement with Glenn A. Little (Little), Little funded a loan to the Company in the amount of$88,181.98 at an interest rate of 6% per annum. This note shall be convertible at any time prior to maturity at Little's option into restricted common stock of the Company at par value.

Additionally, the Company and it's current controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Little has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of March 31, 2006, Little has advanced approximately $7,020 under this agreement.

                        UNITED NATIONAL FILM CORPORATION

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

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the nine month periods ended March 31, 2006 and 2005, respectively, are as follows:

                                   Nine months        Nine months
                                     ended              ended
                                    March 31,          March 31,
                                      2006               2005
                                     -------            -------
     Federal:
       Current                       $    --            $    --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
     State:
       Current                            --                 --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
       Total                         $    --            $    --
                                     =======            =======

Due to a change in control on March 31, 2006, the Company has a net operating loss carryforward of approximately $74,000 to offset future Federal and State income taxes. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for the nine months ended March 31, 2006 and 2005, respectively, are as follows:

                                                             Nine months     Nine months
                                                               ended            ended
                                                              March 31,        March 31,
                                                                2006             2005
                                                               -------          -------
Statutory rate applied to income before income taxes          $(28,000)        $   (435)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --               --
  Other, including reserve for deferred tax asset
  and application of net operating loss carryforward            28,000              435
                                                              --------         --------

   Income tax expense                                         $     --         $     --
                                                              ========         ========

                        UNITED NATIONAL FILM CORPORATION

NOTE H - INCOME TAXES - CONTINUED

The  Company's  only  temporary  differences  as of March  31,  2006  and  2005, respectively, relate to the Company's net operating loss carryforward. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of March 31, 2006 and 2005, respectively, is not material to the accompanying financial statements.




                (Remainder of this page left blank intentionally)

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

General and administrative expenses for each of the nine and three month periods ended March 31, 2006 and 2005 were nominal. However, in connection with the March 31, 2006 change in control, the Company incurred one-time reorganization expenses of approximately $67,135 and incurred professional fees of approximately $7,000 related to work performed by various professionals in the preparation and review of delinquent periodic filings under the Securities Exchange Act of 1934.

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

Earnings per share for the respective nine and three month periods ended March 31, 2006 and 2005 were $(0.01), $0;00, $(0.01) and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2006 and 2005, the Company had a working capital deficit of approximately $(95,200) and $(38,200), respectively.

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

Additionally, the Company and Glenn A. Little agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Little has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of March 31, 2006, Little has advanced approximately $7,020 under this agreement.

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

Additionally, the Company and Glenn A. Little agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Little has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of March 31, 2006, Little has advanced approximately $7,020 under this agreement.

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

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002


                (Remainder of this page left blank intentionally)

                      (Signatures follow on the next page)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED NATIONAL FILM CORPORATION


Dated: May 11, 2006                    By: /s/ Glenn A. Little
       ------------                       --------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director