Form 10KSB
period 2006-06-30
UNITED NATIONAL FILM CORP
filed 2006-10-02
CIK 842694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended June 30, 2006

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

                      211 West Wall, Midland, Texas 79701
                    (Address of principal executive offices)

                                 (432) 682-1761
                           (Issuer's telephone number)


             1901 Avenue of the Stars, #1775, Los Angeles, CA 90067
              (Former name, former address and former fiscal year,
                         if changed since last report)

--------------------------------------------------------------------------------
      Securities registered under Section 12 (b) of the Exchange Act - None

        Securities registered under Section 12(g) of the Exchange Act: -
                        Common Stock - $.0001 par value

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

The issuer's revenues for the fiscal year ended June 30, 2006 were $-0-. The aggregate market value of voting common equity held by non-affiliates as of September 28, 2006 was approximately $-0-. As of September 28, 2006, there were 27,751,500 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                        UNITED NATIONAL FILM CORPORATION.

                                INDEX TO CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1  Description of Business                                               3
Item 2  Description of Property                                              14
Item 3  Legal Proceedings                                                    14
Item 4  Submission of Matters to a Vote of Security Holders                  14

PART II

Item 5  Market for Company's Common Stock and Related Stockholders Matters   15
Item 6  Management's Discussion and Analysis or Plan of Operation            16
Item 7  Financial Statements                                                 18
Item 8  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures                             19
Item 8A   Controls and Procedures                                            19

PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   20
Item 10 Executive Compensation                                               20
Item 11 Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     21
Item 12 Certain Relationships and Related Transactions                       21
Item 13 Exhibits and Reports on 8-K                                          21
Item 14 Principal Accountant Fees and Services                               21

SIGNATURES                                                                   23

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

None of the Company's business endeavors since inception have been unsuccessful.

In October Glenn A. Little purchased 18,818,017 shares of restricted common stock for $18,818.02 and provided a working capital loan of $88,181.98 at an interest rate of 6% per annum.pursuant to a Convertible Promissory Note. The Promissory Note is convertible at any time prior to maturity, solely at Mr. Little's, option, into restricted and unregistered shares of the Company's common stock at par value. As a result of this transaction Mr. Little became the majority stockholder of the Company.

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

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

     * Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
     * The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
     * Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).
     * Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
     *    The extent to which the business opportunity can be advanced;
     * Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     * Strength and diversity of existing management or management prospects that are scheduled for recruitment; o The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
     * The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

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

RISK FACTORS

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS

The Company has had no operating history nor any revenues or earnings from operations since at least 2001. All efforts from our 1988 inception through 2006 were unsuccessful. The Company has no assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. These will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

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

CONFLICTS OF INTEREST

Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company. (See Management, Conflicts of Interest.)

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

NO PUBLIC MARKET EXISTS

The Company's equity securities are not listed for trading on any system and there is no significant or consistent public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

NO FORESEEABLE DIVIDENDS

The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

RULE 144 SALES

Of the 27,751,500 presently issued and outstanding shares of the Company's stock, approximately 20,278,017 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop. As of the date hereof, the former controlling shareholders have held 730,000 of the 27,751,500 common shares (or approximately 2.6%) of the total issued and outstanding shares of the common stock of the Company thereof since November 22, 2005. Accordingly, such shares are not currently available for resale in accordance with the provisions of Rule 144.

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

ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's officer.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Security Holders during the fiscal year ended June 30, 2006.

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

TRANSFER AGENT

Our independent stock transfer agent is Corporate Stock Transfer, 1370 17th Street, Suite 2350, Denver, Colorado 80202. Their phone number is (303) 282-4800.

MARKET FOR TRADING

There is no public trading market for the Company's Common stock. There has been no reported trading of the shares of the Company in the preceding three (3) fiscal years.

COMMON STOCK

The Company's Articles of Incorporation authorize the issuance of 30,000,000 shares of $.0001 par value Common Stock. Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors.

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

STOCK OPTION PLAN

In February 1998, the Company adopted an incentive stock option plan whereby both qualified and non-qualified stock options up to an aggregate of 1,000,000 shares of common stock will be made available to selected employees, consultants, officers and directors. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options. Options vest at the discretion of the Board of Directors. The maximum term of any granted option may be ten years. The 1998 Stock Option Plan will terminate in February 2008, though options granted prior to termination may expire after that date. In Fiscal 2005 and 2006, there were no grants of stock options and there were none issued and outstanding from prior periods.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On November 22, 2005, the Company entered into an agreement to sell approximately 18,818,017 shares of common stock to Glenn A. Little pursuant to a Loan and Purchase Stock Agreement, for gross proceeds of $18,818.02. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for an exemption from registration on these shares and no underwriter was used in this transaction.

On November 23, 2005, the Company issued shares to various officers and directors for services rendered. The Company relied upon Section 4(2) of the Act for an exemption from registration on these shares and no underwriter was used in this transaction. These recipients of these shares are as follows:

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company had no revenue from operations for the years ended June 30, 2005 and 2006, respectively.

General and administrative expenses for the years ended June 30, 2005 and 2006 were approximately $144 and $986, respectively. Earnings per share for the respective years ended June 30, 2005 and 2006 was $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2005 and 2006, respectively, the Company had working capital of approximately $(5,580) and $(65), respectively.

In October 2005, the Company signed a Loan and Purchase Stock Agreement with Glenn A. Little (Little) in which Little agreed to purchase 18,818,017 shares of restricted common stock for $18,818.02 and provide a working capital loan of $88,181.98 at an interest rate of 6% per annum. The Promissory Note issued in connection with such loan is convertible at any time prior to maturity, solely at Little's option, into restricted and unregistered shares of the Company's common stock at par value.

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

LIQUIDITY AND CAPITAL RESOURCES

In October 2005, the Company signed a Loan and Purchase Stock Agreement with Glenn A. Little (Little) in which Little agreed to purchase 18,818,017 shares of restricted common stock for $18,818.02 and provide a working capital loan of $88,181.98 at an interest rate of 6% per annum. The Promissory Note issued in connection with such loan is convertible at any time prior to maturity, solely at Mr. Little's option, into restricted and unregistered shares of the Company's common stock at par value.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

RESIGNATION OF SHERB & Co., LLP

On June 6, 2006, the Management of United National Film Corporation (Company) was notified by the staff of the U. S. Securities and Exchange Commission (SEC) that the Company's independent auditing firm of Sherb & Co., LLP (Sherb) of New York had provided the SEC staff with a letter noting that the client/auditor relationship had ceased. Prior to this letter from the SEC staff, management had engaged in conversations with representatives of Sherb regarding the requirements of SEC Release 34-42266 related to the auditor's review of our interim financial statements on Form 10-QSB; however, management had never been directly notified, in any manner of written or verbal communication, that Sherb had terminated the client/auditor relationship.

The Board of Directors became aware of and acknowledged the resignation of Sherb on Monday, June 12, 2006.

No  accountant's  report on the financial  statements for either of the past two
(2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's two most recent fiscal years (ended June 30, 2005 and 2004) and from July 1, 2005 to the date of this Report, there were no differences with Sherb on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in
Item 304(a)(1)(iv)(B) of Regulation S-B, during the Company's two most recent fiscal years (ended June 30, 2005 and 2004) and from July 1, 2005 to the date of this Report.

APPOINTMENT OF S. W. HATFIELD, CPA

On September 25, 2006, the Board of Directors and Management of United National Film Corporation (Company) engaged the registered certified public accounting firm of S. W. Hatfield, CPA as successor auditors for the Company, commencing with the year ended June 30, 2006.

During the Company's two most recent fiscal years (ended June 30, 2005 and 2004) and from July 1, 2005 to the date of this Report, the Company had not consulted with S. W. Hatfield, CPA regarding either (i) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company's financial statements, and either written or oral advice was provided to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; (ii) or any matter that was the subject of a disagreement or event required to be reported under Item 304(a)(1)(iv) of the Regulation S-B and the related instructions thereto.

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

                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officer serving the Company are as follows:

Glenn A. Little, age 53, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana and Midland, Texas offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

Mr. Little was appointed an Adjudicatory Official for the State Bar of Texas and served in that capacity from 1997 through 2003.

The director(s) and officer(s) will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than an aggregate of five (5) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

INDEMNIFICATION OF OFFICERS AND DIRECTORS.

The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Glenn A. Little, the sole Officer and Director and Beneficial Owner of more than 10% of the Company's common stock was required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time he acquired his ownership in the Company's stock. He has represented to the Company that he will complete all required filings under Section 16(a) on or before October 31, 2006.

ITEM 10 - EXECUTIVE COMPENSATION

Currently, management of the Company requires less than five (5) hours per month. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

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

                                        % of Class
     Name and address                Number of Shares         Beneficially Owned
     ----------------                ----------------         ------------------
     Glenn A Little*                  18,818,017                     67.8%
     Deno Paoli                        2,020,000                     7.28%
     As a Group                       20,838,017                    75.08%

----------
* Sole Director and Officer

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant for the respective time periods.

                                  Year ended           Year ended
                                 June 30, 2005        June 30, 2006
                                 -------------        -------------
     1. Audit fees                  $10,000             $ 2,291
     2. Audit-related fees               --                  --
     3. Tax fees                         --                  --
     4. All other fees                   --                  --
                                    -------             -------

        Totals                      $    --             $    --
                                    =======             =======

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

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2005 and 2006, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended June 30, 2006, for filing with the Securities and Exchange Commission.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        UNITED NATIONAL FILM CORPORATION


Dated: September 28, 2006               By: /s/ Glenn A Little
       ------------------                  -------------------------------------
                                                                  Glenn A Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Dated: September 28, 2006               By: /s/ Glenn A Little
       ------------------                  -------------------------------------
                                                                  Glenn A Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director

                        UNITED NATIONAL FILM CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----

Report of Registered Independent Certified Public Accounting Firm           F-2

Financial Statements

   Balance Sheets as of June 30, 2006 and 2005                              F-3

   Statements of Operations and Comprehensive Loss
     for the years ended June 30, 2006 and 2005                             F-4

   Statement of Changes in Stockholders' Deficit
     for the years ended June 30, 2006 and 2005                             F-5

   Statements of Cash Flows
     for the years ended June 30, 2006 and 2005                             F-6

   Notes to Financial Statements                                            F-7

                        Letterhead of S. W. Hatfield, CPA

        Report of Independent Registered Certified Public Accounting Firm


Stockholders and Board of Directors
United National Film Corporation

We have audited the accompanying balance sheets of United National Film Corporation (a Colorado corporation) and Subsidiary (Company) as of June 30, 2006 and 2005 and the related statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for each of the years ended June 30, 2006 and 2005, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United National Film Corporation as of June 30, 2006 and 2005 and the results of their consolidated operations and cash flows for each of the years ended June 30, 2006 and 2005, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Notes to Financial Statements. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /s/ S. W. Hatfield, CPA
                                                  -----------------------------
                                                  S. W. HATFIELD, CPA

Dallas, Texas
September 27, 2006

                        UNITED NATIONAL FILM CORPORATION
                                 Balance Sheets
                             June 30, 2006 and 2005

                                                                   June 30, 2006       June 30, 2005
                                                                   -------------       -------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                          $   5,580           $      65
                                                                     ---------           ---------

      TOTAL CURRENT ASSETS                                           $   5,580           $      65
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable - trade                                          $      --           $  23,057
   Loan from stockholder                                               115,202              15,635
   Accrued interest payable to stockholder                               1,626                  --
                                                                     ---------           ---------
      TOTAL CURRENT LIABILITIES                                        116,828              38,692
                                                                     ---------           ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock - $0.001 par value
     3,000,000 shares authorized
     None issued and outstanding                                            --                  --
   Common stock - $0.0001 par value
     30,000,000 shares authorized
     27,751,500 and 8,203,483 shares issued and outstanding              2,775                 820
   Additional paid-in capital                                          580,218             556,055
   Accumulated deficit                                                (693,941)           (595,502)
                                                                     ---------           ---------
   TOTAL STOCKHOLDERS' DEFICIT                                        (110,948)            (38,627)
                                                                     ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   5,880           $      65
                                                                     =========           =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        UNITED NATIONAL FILM CORPORATION
                 Statements of Operations and Comprehensive Loss
                       Years ended June 30, 2006 and 2005

                                                                       Year ended             Year ended
                                                                      June 30, 2006          June 30, 2005
                                                                      -------------          -------------
REVENUES                                                              $         --           $         --
                                                                      ------------           ------------
OPERATING EXPENSES
   Reorganization expenses                                                  67,135                     --
   Professional fees                                                        27,836                     --
   General and administrative expense                                          986                    144
                                                                      ------------           ------------
      TOTAL OPERATING EXPENSES                                              95,957                    144
                                                                      ------------           ------------

LOSS FROM OPERATIONS                                                       (95,957)                  (144)
                                                                      ------------           ------------
OTHER INCOME (EXPENSE)
   Interest income                                                              17                     --
   Interest expense                                                         (2,799)                (1,564)
                                                                      ------------           ------------
LOSS BEFORE INCOME TAXES                                                   (98,739)                (1,708)

PROVISION FOR INCOME TAXES                                                      --                     --
                                                                      ------------           ------------
NET LOSS                                                                   (98,739)                (1,708)

OTHER COMPREHENSIVE INCOME                                                      --                     --
                                                                      ------------           ------------
COMPREHENSIVE LOSS                                                    $    (98,739)          $     (1,708)
                                                                      ============           ============
Loss per weighted-average share of common stock outstanding,
   computed on net loss - basic and fully diluted                     $      (0.01)                   nil
                                                                      ============           ============

Weighted-average number of common shares outstanding                    13,836,654              8,203,483
                                                                      ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        UNITED NATIONAL FILM CORPORATION
                  Statement of Changes in Stockholders' Deficit
                       Years ended June 30, 2005 and 2004

                                  Preferred Stock        Common Stock      Additional
                                ------------------    ------------------    paid-in     Accumulated
                                Shares      Amount    Shares      Amount    capital       deficit       Total
                                ------      ------    ------      ------    -------       -------       -----
BALANCES AT JULY 1, 2004            --         --   8,203,483     $  820   $556,055      $(593,794)   $ (36,919)

Net loss for the year               --         --          --         --         --         (1,708)      (1,708)

BALANCES AT JUNE 30, 2005           --         --   8,203,483        820    556,055       (595,502)     (38,627)

Common stock issued for
   Payment of services              --         --     730,000         73      7,227             --        7,300
   Cash                             --         --  18,818,017      1,882     16,936             --       18,818

Net loss for the year               --         --          --         --         --        (98,739)     (98,739)
                                ------     ------  ----------     ------   --------      ---------    ---------
BALANCES AT JUNE 30, 2006           --     $   --  27,751,500     $2,775   $580,218      $(694,241)   $(111,248)
                                ======     ======  ==========     ======   ========      =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        UNITED NATIONAL FILM CORPORATION
                            Statements of Cash Flows
                       Years ended June 30, 2006 and 2005

                                                                      Year ended             Year ended
                                                                     June 30, 2006          June 30, 2005
                                                                     -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                              $ (98,739)             $  (1,708)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
       Depreciation and amortization                                         --                     --
       Expenses paid with common stock                                    7,300                     --
       Increase (Decrease) in
       Accounts payable and other accrued liabilities                   (23,057)                 1,564
                                                                      ---------              ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (111,870)                  (144)
                                                                      ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                         --                     --
                                                                      ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash used to repay loan to stockholder                               (15,635)                    --
   Cash received on loan from stockholder                               115,202                     --
   Cash received from sale of common stock                               18,818                     --
                                                                      ---------              ---------
Net cash provided by financing activities                               118,385                     --
                                                                      ---------              ---------

INCREASE (DECREASE) IN CASH                                               5,515                   (144)

Cash at beginning of year                                                    65                    209
                                                                      ---------              ---------
CASH AT END OF YEAR                                                   $   5,580              $      65
                                                                      =========              =========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                       $   1,173              $      --
                                                                      =========              =========
   Income taxes paid for the period                                   $      --              $      --
                                                                      =========              =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES                                   $      --              $      --
                                                                      =========              =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        UNITED NATIONAL FILM CORPORATION
                          Notes to Financial Statements
                              June 30 2006 and 2005

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

During  Fiscal  2006,  the  Company  effectively   dissolved  or  abandoned  all
subsidiaries  which may or may not have been  active  in  periods  prior to June
2001.

On August 22, 2006, the shareholders of the Company approved a proposal to redomicile the Company from the State of Colorado to the State of Nevada. The Company will effect the redomicile through a merger with a new Nevada corporation which will be formed by the Company solely and specifically for the purpose of effecting the redomicile of the Company. The Company anticipates that the redomicile will be completed by October 31, 2006.

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

                        UNITED NATIONAL FILM CORPORATION
                    Notes to Financial Statements - Continued
                             June 30, 2006 and 2005

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

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

3.   INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   INCOME (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

                        UNITED NATIONAL FILM CORPORATION
                    Notes to Financial Statements - Continued
                             June 30, 2006 and 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4. INCOME (LOSS) PER SHARE - CONTINUED

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

     At June 30, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

On March 31, 2006, pursuant to am October 2005 Loan and Purchase Stock Agreement with Glenn A. Little (Little), Little funded a loan to the Company in the amount of $88,181.98 at an interest rate of 6% per annum. This note shall be convertible at any time prior to maturity at Little's option into restricted common stock of the Company at par value.

Additionally, the Company and it's current controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Little has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of June 30, 2006, Little has advanced approximately $27,020 under this agreement.

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

                        UNITED NATIONAL FILM CORPORATION
                    Notes to Financial Statements - Continued
                             June 30, 2006 and 2005

NOTE G - COMMON STOCK TRANSACTIONS - CONTINUED

On November 23, 2005, the Company issued an aggregate 730,000 shares, valued at approximately $7,300, to various officers and directors for services rendered. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used in this transaction.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended June 30, 2006 and 2005, respectively, are as follows:

                                              Year ended          Year ended
                                             June 30, 2006       June 30, 2005
                                             -------------       -------------
     Federal:
       Current                                 $    --             $    --
       Deferred                                     --                  --
                                               -------             -------
                                                    --                  --
                                               -------             -------
     State:
       Current                                      --                  --
       Deferred                                     --                  --
                                               -------             -------
                                                    --                  --
                                               -------             -------

       Total                                   $    --             $    --
                                               =======             =======

Due to a change in control on March 31, 2006, the Company has a net operating loss carryforward of approximately $90,000 to offset future Federal and State income taxes. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the years ended June 30, 2006 and 2005, respectively, are as follows:

                                                     Year ended     Year ended
                                                    June 30, 2006  June 30, 2005
                                                    -------------  -------------
Statutory rate applied to income before income taxes  $(33,600)      $   (600)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --             --
  Other, including reserve for
   deferred tax asset and application
   of net operating loss carryforward                   33,600            600
                                                      --------       --------

Income tax expense                                    $     --       $     --
                                                      ========       ========

The  Company's  only  temporary  differences  as of  June  30,  2006  and  2005, respectively, relate to the Company's net operating loss carryforward. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of June 30, 2006 and 2005, respectively, is not material to the accompanying financial statements.

                (Remainder of this page left blank intentionally)