Form 10QSB
period 2006-09-30
UNITED NATIONAL FILM CORP
filed 2006-11-06
CIK 842694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2006

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

--------------------------------------------------------------------------------
                       Commission File Number: 33-25350-FW


                        United National Film Corporation
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                  84-1092589
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 30, 2006: 27,751,500

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        UNITED NATIONAL FILM CORPORATION

              Form 10-QSB for the Quarter ended September 30, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   13

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         13

  Item 3 Defaults Upon Senior Securities                                     13

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        UNITED NATIONAL FILM CORPORATION
                                 BALANCE SHEETS
                           September 30, 2006 and 2005

                                   (UNAUDITED)

                                                                       September 30,       September 30,
                                                                           2006                2005
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $   4,939           $      29
                                                                         ---------           ---------

      TOTAL CURRENT ASSETS                                                   4,939                  29
                                                                         ---------           ---------

TOTAL ASSETS                                                             $   4,939           $      29
                                                                         =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $      --           $  23,448
   Accrued interest payable to shareholder                                   3,393                  --
   Loan from stockholder                                                   120,202              15,635
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                            123,595              39,083
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.0001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                --                  --
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     27,751,500 and 8,203,483 shares
       issued and outstanding, respectively                                  2,775                 820
   Additional paid-in capital                                              580,218             556,055
   Accumulated deficit                                                    (701,649)           (595,929)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                (118,656)            (39,054)
                                                                         ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   4,939           $      29
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 Three months ended September 30, 2006 and 2005

                                   (UNAUDITED)

                                                         Three months           Three months
                                                            ended                  ended
                                                         September 30,          September 30,
                                                             2006                   2005
                                                         ------------           ------------
REVENUES                                                 $         --           $         --
                                                         ------------           ------------
EXPENSES
   General and administrative expenses                          5,667                     36
                                                         ------------           ------------
      TOTAL OPERATING EXPENSES                                  5,667                     36
                                                         ------------           ------------

INCOME (LOSS) FROM OPERATIONS                                  (5,667)                   (36)

OTHER INCOME (EXPENSE)
   Interest expense on stockholder loan                        (1,767)                  (391)
   Interest income                                                 26                     --
                                                         ------------           ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                (7,408)                  (427)

PROVISION FOR INCOME TAXES                                         --                     --
                                                         ------------           ------------

NET LOSS                                                       (7,408)                  (427)

OTHER COMPREHENSIVE INCOME                                         --                     --
                                                         ------------           ------------

COMPREHENSIVE LOSS                                       $     (7,408)          $       (427)
                                                         ============           ============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                          nil                    nil
                                                         ============           ============
Weighted-average number of shares
 outstanding - basic and fully diluted                     27,751,500              8,203,483
                                                         ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                            STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 2006 and 2005

                                   (UNAUDITED)

                                                                              Three months       Three months
                                                                                 ended              ended
                                                                              September 30,      September 30,
                                                                                  2006               2005
                                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                                      $ (7,408)          $   (427)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
       Depreciation and amortization                                                  --                 --
       Increase (Decrease) in
         Accounts payable - trade                                                     --                391
         Accrued interest payable on loan from stockholder                         1,767                 --
                                                                                --------           --------
NET CASH USED IN OPERATING ACTIVITIES                                             (5,641)               (36)
                                                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                                  --                 --
                                                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from note payable                                                 5,000                 --
                                                                                --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          5,000                 --
                                                                                --------           --------

INCREASE (DECREASE) IN CASH                                                         (641)               (36)

Cash at beginning of period                                                        5,580                 65
                                                                                --------           --------

CASH AT END OF PERIOD                                                           $  4,939           $     29
                                                                                ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                                   $     --           $     --
                                                                                ========           ========
   Income taxes paid for the year                                               $     --           $     --
                                                                                ========           ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Note payable to shareholder converted to common stock                        $ 20,000           $     --
                                                                                ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

United National Film Corporation (the Company) was formed under the laws of the State of Colorado on July 19, 1988 as Riverside Capital, Inc.

On October 20, 2006, the Company changed its state of incorporation from Colorado to Nevada by means of a merger with and into a Nevada corporation formed on September 12, 2006 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation kept the Company's name of United National Film Corporation and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.0001 par value Common Stock and up to 50,000,000 shares of $0.0001 par value Preferred Stock. This action was approved by a majority of the Company's stockholders on August 22, 2006.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended June 30, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 2007.

                        UNITED NATIONAL FILM CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005


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

3. Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                        UNITED NATIONAL FILM CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

3. Income taxes - continued

     As of September 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At September 30, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

NOTE F - LOANS DUE TO STOCKHOLDER

The Company's former Chief Executive Officer made aggregate advances of approximately $15,635 to provide working capital to the Company in prior periods. These advances bear interest at 10.0% per annum and are repayable upon demand. In conjunction with the March 2006 change in control, these advances were repaid in full.

On March 31, 2006, pursuant to an October 2005 Loan and Purchase Stock Agreement with Glenn A. Little (Little), Little funded a loan to the Company in the amount of $88,181.98 at an interest rate of 6% per annum. This note shall be convertible at any time prior to maturity at Little's option into restricted common stock of the Company at par value.

                        UNITED NATIONAL FILM CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005


NOTE F - LOANS DUE TO STOCKHOLDER - CONTINUED

Additionally, the Company and it's current controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Little has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of September 30, 2006, Little has advanced approximately $32,000 under this agreement.

NOTE G - COMMON STOCK TRANSACTIONS

On October 20, 2006, the Company changed its state of incorporation from Colorado to Nevada by means of a merger with and into a Nevada corporation formed on September 12, 2006 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation kept the Company's name of United National Film Corporation and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.0001 par value Common Stock and up to 50,000,000 shares of $0.0001 par value Preferred Stock. This action was approved by a majority of the Company's stockholders on August 22, 2006 and is reflected in the accompanying financial statements as of the first day of the first period presented.

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

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended September 30, 2006 and 2005, respectively, are as follows:

                                  Three months       Three months
                                      ended             ended
                                  September 30,      September 30,
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
                                     =======            =======

                        UNITED NATIONAL FILM CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005


NOTE H - INCOME TAXES - CONTINUED

Due to a change in control on March 31, 2006, the Company has a net operating loss carryforward of approximately $98,000 to offset future Federal and State income taxes. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the three month periods ended September 30, 2006 and 2005, respectively, are as follows:

                                                             Three months      Three months
                                                                ended             ended
                                                             September 30,     September 30,
                                                                2006              2005
                                                              -------           -------
Statutory rate applied to income before income taxes          $(2,500)          $  (145)
Increase (decrease) in income taxes resulting from:
  State income taxes                                               --                --
  Other, including reserve for
    deferred tax asset and application
    of net operating loss carryforward                          2,500               145
                                                              -------           -------

  Income tax expense                                          $    --           $    --
                                                              =======           =======

The  Company's  only  temporary  differences  as of September 30, 2006 and 2005, respectively, relate to the Company's net operating loss carryforward. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of September 30, 2006 and 2005, respectively, is not material to the accompanying financial statements.



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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the respective three month periods ended September 30, 2006 and 2005, respectively.

General and administrative expenses for each of the respective three month periods ended September 30, 2006 and 2005 were nominal. In March 2006, concurrent with the change in management and ownership, the Company cured all prior delinquencies with respect to the filing of various required periodic reports pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective three month periods ended September 30, 2006 and 2005 were$0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2006 and 2005, the Company had a working capital of approximately $(119,000) and $(39,000), respectively.

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

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

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

(4)  LIQUIDITY AND CAPITAL RESOURCES

In October 2005, the Company signed a Loan and Purchase Stock Agreement with Glenn A. Little (Little) in which Little agreed to purchase 18,818,017 shares of restricted common stock for $18,818.02 and provide a working capital loan of $88,181.98 at an interest rate of 6% per annum. The Promissory note shall be convertible at any time prior to maturity, solely at Little's option, into restricted and unregistered shares of the Company's common stock at par value. The proceeds of the approximately $880,000 mote were used to retire the note payable to stockholder, retire all outstanding accounts payable and to pay various costs and expenses related to the reorganization of the Company and change in control.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's Exchange Act reports.

     While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

(b)  Changes in Internal Controls

     During the quarter ended September 30, 2006, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

On October 20, 2006, the Company changed its state of incorporation from Colorado to Nevada by means of a merger with and into a Nevada corporation formed on September 12, 2006 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation kept the Company's name of United National Film Corporation and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.0001 par value Common Stock and up to 50,000,000 shares of $0.0001 par value Preferred Stock. This action was approved by a majority of the Company's stockholders on August 22, 2006 and is reflected in the accompanying financial statements as of the first day of the first period presented.

ITEM 6 - EXHIBITS

31.1   Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNITED NATIONAL FILM CORPORATION


Dated: October 31, 2006                  By: /s/ Glenn A. Little
       ----------------                     -----------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director