Form 10QSB
period 2006-12-31
UNITED NATIONAL FILM CORP
filed 2007-02-06
CIK 842694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 5, 2007: 1,784,467

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        UNITED NATIONAL FILM CORPORATION

               Form 10-QSB for the Quarter ended December 31, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           12

  Item 3 Controls and Procedures                                             14

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   15

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         15

  Item 3 Defaults Upon Senior Securities                                     15

  Item 4 Submission of Matters to a Vote of Security Holders                 15

  Item 5 Other Information                                                   15

  Item 6 Exhibits                                                            15

SIGNATURES                                                                   15

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        UNITED NATIONAL FILM CORPORATION
                                 BALANCE SHEETS
                           December 31, 2006 and 2005

                                   (UNAUDITED)

                                                                             December 31,        December 31,
                                                                                2006                2005
                                                                              ---------           ---------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                                   $   3,872           $      --
                                                                              ---------           ---------

      TOTAL CURRENT ASSETS                                                        3,872                  --
                                                                              ---------           ---------

TOTAL ASSETS                                                                  $   3,872           $      --
                                                                              =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                                   $      --           $  23,839
   Accrued interest payable                                                       5,508                  --
   Loan from shareholder                                                             --              15,635
                                                                              ---------           ---------
      TOTAL CURRENT LIABILITIES                                                   5,508              39,474
                                                                              ---------           ---------

LONG-TERM LIABILITIES
   Loan from stockholder                                                        130,202                  --
                                                                              ---------           ---------

      TOTAL LIABILITIES                                                         135,710                  --
                                                                              ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred stock - $0.001 par value
     3,000,000 shares authorized
     None issued and outstanding - Common stock - $0.0001 par value
     30,000,000 shares authorized
     84,467 and 59,456 shares issued and outstanding                                  8                   6
   Additional paid-in capital                                                   582,985             564,169
   Accumulated deficit                                                         (714,831)           (603,649)
                                                                              ---------           ---------

   TOTAL SHAREHOLDERS' DEFICIT                                                 (131,838)            (39,474)
                                                                              ---------           ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $   3,872           $      --
                                                                              =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              Six and Three months ended December 31, 2006 and 2005

                                   (UNAUDITED)


                                          Six months         Six months        Three months       Three months
                                            ended              ended              ended              ended
                                          December 31,       December 31,       December 31,       December 31,
                                             2006               2005               2006               2005
                                           --------           --------           --------           --------
REVENUES                                   $     --           $     --           $     --           $     --
                                           --------           --------           --------           --------
EXPENSES
   General and administrative expenses       16,767              7,365             11,100              7,329
                                           --------           --------           --------           --------
      Total operating expenses               16,767              7,365             11,100              7,329
                                           --------           --------           --------           --------

LOSS FROM OPERATIONS                        (16,767)            (7,365)           (11,100)            (7,329)
                                           --------           --------           --------           --------

OTHER INCOME (EXPENSE)
   Interest income                               59                 --                 33                 --
   Interest expense                          (3,882)              (782)            (2,115)              (391)
                                           --------           --------           --------           --------
LOSS FROM OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES          (20,590)            (8,147)           (13,182)            (7,720)

PROVISION FOR INCOME TAXES                       --                 --                 --                 --
                                           --------           --------           --------           --------

NET LOSS                                    (20,590)            (8,147)           (13,182)            (7,720)

OTHER COMPREHENSIVE INCOME                       --                 --                 --                 --
                                           --------           --------           --------           --------

COMPREHENSIVE LOSS                         $(20,590)          $ (8,147)          $(13,182)          $ (7,720)
                                           ========           ========           ========           ========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                   $  (0.24)          $  (0.11)          $  (0.16)          $  (0.10)
                                           ========           ========           ========           ========
Weighted-average number of shares
 outstanding - basic and fully diluted       84,467             74,727             84,467             74,596
                                           ========           ========           ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                            STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 2006 and 2005

                                   (UNAUDITED)

                                                                  Six months         Six months
                                                                    ended              ended
                                                                  December 31,       December 31,
                                                                     2006               2005
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $(20,590)          $ (8,147)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
      Expenses paid with shares of common stock                          --              7,300
      Increase (Decrease) in
        Accounts payable - trade                                         --                782
        Accrued interest payable                                      3,882                782
                                                                   --------           --------

NET CASH USED IN OPERATING ACTIVITIES                               (16,708)               (65)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced on Loan from Shareholder                            15,000                 --
                                                                   --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            15,000                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          (1,708)               (65)

Cash at beginning of period                                           5,580                 65
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  3,872           $     --
                                                                   ========           ========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        UNITED NATIONAL FILM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005


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

                        UNITED NATIONAL FILM CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


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

3. Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                        UNITED NATIONAL FILM CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

3. Income taxes - continued

     As of December 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At December 31, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation due to the Company's net operating loss position.

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

On March 31, 2006, pursuant to an October 2005 Loan and Purchase Stock Agreement with Glenn A. Little (Little), Little funded a loan to the Company in the amount of $88,181.98 at an interest rate of 6% per annum. This note shall mature on March 31, 2008 and is convertible at any time prior to maturity at Little's option into restricted common stock of the Company at par value.

                        UNITED NATIONAL FILM CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


NOTE F - LOANS DUE TO STOCKHOLDER - CONTINUED

Additionally, the Company and it's current controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Little has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of December 31, 2006, Little has advanced approximately $42,000 under this agreement.

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

Pursuant to a written consent in lieu of meeting, a majority of the Company's stockholders approved a recommendation by the Company's Board of Directors to effect a reverse stock split the currently issued and outstanding common stock (Common Stock) of the Company on a 2,000 shares for 1 share basis, with no stockholder being reversed to less than a round lot of 100 shares with fractional shares rounded up to the nearest whole share:

            Shares prior to           Shares after
             reverse split            reverse split
             -------------            -------------
                     1                     100
                    10                     100
                   100                     100
                 1,000                     100
                10,000                     100
               100,000                     100
               200,000                     100
               200,001                     101

As a result of the reverse split, the total number of issued and outstanding shares of the Company's common stock decreased from 27,751,500 to 84,467 shares, after giving effect to both the special provisions discussed above and the rounding for fractional shares. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

On November 22, 2005, the Company entered into an agreement to sell approximately 9,410 post-reverse split shares (18,818,017 pre-reverse split shares) of common stock to Glenn A. Little pursuant to a Loan and Purchase Stock Agreement, for gross proceeds of $18,818.02. The completion of this transaction is subject to the provision of certain documents by the Company and it's former officers/directors. All of the transaction provisions were met and this transaction closed on March 31, 2006. The Company relied upon Section 4(2) for an exemption from registration on these shares and no underwriter was used in this transaction.

On November 23, 2005, the Company issued an aggregate 800 post-reverse split shares (730,000 pre-reverse split shares), valued at approximately $7,300, to various officers and directors for services rendered. The Company relied upon
Section 4(2) for an exemption from registration on these shares and no underwriter was used in this transaction.

                        UNITED NATIONAL FILM CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended December 31, 2006 and 2005, respectively, are as follows:

                                   Six months         Six months
                                     ended              ended
                                   December 31,       December 31,
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
                                     =======            =======

Due to a change in control on March 31, 2006, the Company has a net operating loss carryforward of approximately $111,000 to offset future Federal and State income taxes. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the six month periods ended December 31, 2006 and 2005, respectively, are as follows:

                                                     Six months     Six months
                                                        ended         ended
                                                     December 31,   December 31,
                                                        2006           2005
                                                       -------        -------

Statutory rate applied to income before income taxes  $ (7,000)      $ (2,500)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --             --
  Other, including reserve for deferred tax asset
  and application of net operating loss carryforward     7,000          2,500
                                                      --------       --------

   Income tax expense                                 $     --       $     --
                                                      ========       ========

The  Company's  only  temporary  differences  as of December  31, 2006 and 2005, respectively, relate to the Company's net operating loss carryforward. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of December 31, 2006 and 2005, respectively, is not material to the accompanying financial statements.

NOTE I - SUBSEQUENT EVENTS

On January 25, 2007, the Company completed a private placement of 500,000 shares of restricted, unregistered common stock to the Company's sole officer and director at $0.08 per share for total proceeds of $40,000.

On January 29, 2007, the Company repaid the $40,000 of the $42,000 outstanding balance on the $50,000 line of credit payable to the Company's controlling shareholder, officer and director.

                        UNITED NATIONAL FILM CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


NOTE I - SUBSEQUENT EVENTS - CONTINUED

On January 29, 2007, the Company's sole officer and director converted the $88,182 note payable and all related accrued interest for an aggregate 1,200,000 shares of restricted, unregistered common stock.



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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the respective six or three month periods ended December 31, 2006 and 2005, respectively.

General and administrative expenses for each of the respective three month periods ended December 31, 2006 and 2005 were nominal, consisting of professional and filing fees related to the Company's periodic reporting obligation pursuant to the Securities Exchange Act of 1934, as amended.. In March 2006, concurrent with the change in management and ownership, the Company cured all prior delinquencies with respect to the filing of various required periodic reports pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six and three month periods ended December 31, 2006 and 2005 were approximately $(0.30), $(0.14), $(0.19) and $(0.13) based on the post-reverse split weighted-average number of shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2006 and 2005, the Company had working capital of approximately $(1,636) and $(39,500), respectively.

On January 25, 2007, the Company completed a private placement of 500,000 shares of restricted, unregistered common stock to Glenn A. Little, the Company's sole officer and director, at $0.08 per share for total proceeds of $40,000.00

On January 29, 2007, the Company repaid the $40,000 outstanding balance on the $50,000 line of credit payable to Glenn A. Little.

On January 29, 2007, the Company's sole officer and director converted the $88,182 note payable and all related accrued interest for an aggregate 1,200,000 shares of restricted, unregistered common stock.

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

(4) LIQUIDITY AND CAPITAL RESOURCES

In October 2005, the Company signed a Loan and Purchase Stock Agreement with Glenn A. Little (Little) in which Little agreed to purchase 18,818,017 shares of restricted common stock for $18,818.02 and provide a working capital loan of $88,181.98 at an interest rate of 6% per annum. The Promissory note shall be convertible at any time prior to maturity, solely at Little's option, into restricted and unregistered shares of the Company's common stock at par value. The proceeds of the approximately $88,000 mote were used to retire the note payable to former controlling stockholder(s), retire all outstanding accounts payable and to pay various costs and expenses related to the reorganization of the Company and change in control.

Additionally, the Company and it's current controlling shareholder, Glenn A. Little, agreed that additional funds may be necessary in the future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Little has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of December 31, 2006, Little has advanced approximately $42,000 under this agreement.

On January 25, 2007, the Company completed a private placement of 500,000 shares of restricted, unregistered common stock to Glenn A. Little, the Company's sole officer and director, at $0.08 per share for total proceeds of $40,000. The proceeds of this private placement were used to repay $40,000 of the outstanding balance on the $50,000 line of credit payable to Glenn A. Little on January 29, 2007.

On January 29, 2007, Glenn A. Little, the Company's sole officer and director, converted the $88,182 note payable and all related accrued interest for an aggregate 1,200,000 shares of restricted, unregistered common stock.

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

(b)  Changes in Internal Controls

     During the quarter ended December 31, 2006, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On January 25, 2007, the Company completed a private placement of 500,000 shares of restricted, unregistered common stock to Glenn A. Little, the Company's sole officer and director, at $0.08 per share for total proceeds of $40,000. The proceeds of this private placement were used to repay $40,000 of the outstanding balance on the $50,000 line of credit payable to Glenn A. Little on January 29, 2007.

On January 29, 2007, Glenn A. Little, the Company's sole officer and director, converted the $88,182 note payable and all related accrued interest for an aggregate 1,200,000 shares of restricted, unregistered common stock.

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
                                       UNITED NATIONAL FILM CORPORATION


Dated: February 5, 2007                By: /s/ Glenn A. Little
       ----------------                   --------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director