Form 10QSB
period 2007-03-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2007-06-19
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to ____________

Commission file number 033-25350-FW

WUHAN GENERAL GROUP (CHINA), INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-1092589
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Canglongdao Science Park of Wuhan East Lake Hi-Tech Development Zone,
Wuhan, Hubei 430200, People’s Republic of China
(Address of Principal Executive Offices)

86-138-7113-6999
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 19,712,446 shares of Common Stock, $.0001 par value per outstanding as of June 19, 2007.

Transitional Small Business Disclosure Format:  Yes  ☐No  ☒

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At March 31, 2007, and December 31, 2006
(Stated in US Dollars)

	Note
ASSETS		March 31, 2007	December 31, 2006
			(audited)

Cash	2(e)	5,385,436	248,243
Restricted Cash	3	1,306,836	382,530
Accounts Receivable	2(f),4	22,901,906	12,488,083
Other Receivable		9,486,685	8,810,699
Notes Receivable	5	1,841,453	1,535,868
Inventory	2(g),6	6,249,403	4,544,662
Advance to Suppliers		6,004,598	2,746,325
Related Party Receivable	7	13,243,463	255,836
Prepaid Taxes		17,143	3,889
Total Current Assets		66,436,923	31,016,135

Property, Plant & Equipment, net	2(h),8	17,136,935	17,252,577
Land Use Rights, net	2(j),9	1,757,679	1,749,740
Construction in Progress		2,891,390	35,304
Intangible Assets, net	2(i),10	359,067	364,565

Total Assets		$88,581,994	$50,418,321

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities

Bank Loans & Notes	11	18,949,763	13,545,059
Accounts Payable		17,345,341	8,531,852
Accrued Liabilities		542,559	354,169
Contract Payable	12	1,148,880	1,137,623
Taxes Payable		1,416,310	1,723,544
Other Payable		5,019,397	4,594,639
Dividend Payable		174,000	-
Customer Deposits		2,397,021	1,587,306
Total Current Liabilities		46,993,271	31,474,192

Total Liabilities		46,993,271	31,474,192

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At March 31, 2007, and December 31, 2006
(Stated in US Dollars)

	Note
Stockholders' Equity		March 31, 2007	December 31, 2006
			(audited)

Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 10,287,554 Shares of Series A Convertible Preferred Stock Issued & Outstanding at March 31, 2007	13	1,029	-
Additional Paid in Capital - Preferred Stock		13,954,940	-
Additional Paid in Capital - Warrants	13	6,810,470	-
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 19,712,446 Shares Issued & Outstanding at March 31, 2007, and December 31, 2006	13	1,971	1,971
Additional Paid in Capital		12,349,602	12,349,602
Statutory Reserve	2(q),14	622,151	622,151
Retained Earnings		6,876,830	5,200,285
Accumulated Other Comprehensive Income	2(r)	971,730	770,120
Total Stockholders' Equity		41,588,723	18,944,129

Total Liabilities & Stockholders' Equity		$88,581,994	$50,418,321

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the three months ended March 31, 2007 and 2006
(Stated in US Dollars)

	Note
Revenue		March 31, 2007	March 31, 2006

Sales	2(l)	$12,277,339	$2,307,274
Cost of Sales		8,337,981	1,255,718
Gross Profit		3,939,358	1,051,556

Operating Expenses

Selling Expenses		262,122	156,652
General & Administrative Expenses		1,461,604	358,349
Warranty Expense		184,160	-
Total Operating Expense		1,907,886	515,003

Operating Income/(Loss)		2,031,472	536,553

Other Income (Expenses)

Other Income	15	-	314
Interest Income		12,749	-
Other Expenses		(965)	(409)
Interest Expense		(192,711)	(116,466)
Total Other Income (Loss) and Expense		(180,927)	(116,561)

Earnings before Tax		1,850,545	419,992

Income Tax	2(p),16	-	-

Net Income		$1,850,545	$419,992

Preferred Dividends Declared		174,000	-

Net Income Available to Common Stockholders		1,674,545	419,992

Basic & Diluted Earnings Per Share		$0.09	$0.02

Weighted Average Shares Outstanding		19,712,446	19,712,446

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Stockholders’ Equity
For the three months ended March 31, 2007 and 2006
(Stated in US Dollars)

			Preferred				Common
			Stock	Warrants			Stock			Accumulated
	Preferred Stock		Additional	Additional	Common Stock		Additional			Other
	Shares		Paid in	Paid in	Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Capital	Capital	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2006	-	-	6,110,567	-	19,712,446	1,971	-	-	2,620,166	206,080	8,938,784
Net Income									419,992		419,992
Foreign Currency Translation Adjustment										43,574	43,574
Balance, March 31, 2006	-	-	6,110,567	-	19,712,446	1,971	-	-	3,040,158	249,654	9,402,350

			Preferred				Common
			Stock	Warrants			Stock			Accumulated
	Preferred Stock		Additional	Additional	Common Stock		Additional			Other
	Shares		Paid in	Paid in	Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Capital	Capital	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2007	-	-	-	-	19,712,446	1,971	12,349,602	622,151	5,200,285	770,166	18,944,175
Issuance of Common Stock for Cash											-
Issuance of Preferred Stock for Cash	10,287,554	1,029									1,029
Increase in Additional Paid in Capital from Issuance of Preferred Stock			13,954,940								13,954,940
Increase in Additional Paid in Capital from Issuance of Warrants				6,810,470							6,810,470
Net Income									1,850,545		1,848,265
Preferred Dividends Declared									(174,000)		(174,000)
Foreign Currency Translation Adjustment										201,564	201,564
Balance, March 31, 2007	10,287,554	1,029	13,954,940	6,810,470	19,712,446	1,971	12,349,602	622,151	6,876,830	971,730	41,588,723

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Cash Flows
For the three months ended March 31, 2007 and 2006
(Stated in US Dollars)

	March 31, 2007	March 31, 2006
Cash Flow from Operating Activities

Cash Received from Customers	$1,997,609	$(1,598,371)
Cash Paid to Suppliers & Employees	(18,698,918)	2,743,325
Interest Received	12,749	-
Interest Paid	(192,711)	(116,466)
Income Tax Paid		-
Miscellaneous Receipts		314
Cash Sourced/(Used) in Operating Activities	(16,881,271)	1,028,802

Cash Flows from Investing Activities

Cash Invested in Restricted Time Deposits	924,306	38,748
Investment in Note	305,949	24,827
Payments for Purchases of Plant & Equipment	245,372	723,542
Payments for Construction of Plant & Equipment	2,856,086	24,827
Payments for Purchases of Land Use Rights	18,374	-
Payments for Purchases of Intangible Assets	4,202	1,862
Cash Used/(Sourced) in Investing Activities	4,354,289	813,806

Cash Flows from Financing Activities

Increases to Preferred Stock & Additional Paid in Capital	20,766,439	-
Increases in Additional Paid in Capital from Contribution of Capital Equipment	-	-
Proceeds from Bank Borrowings	5,289,903	-
Proceeds from Issuance of Notes	114,801	(18,620)
Dividends Paid	-
Cash Sourced/(Used) in Financing Activities	26,171,143	(18,620)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	4,935,583	196,376

Effect of Currency Translation	201,610	932

Cash & Cash Equivalents at Beginning of Year	248,243	166,851

Cash & Cash Equivalents at End of Year	$5,385,436	$364,159

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three months ended March 31, 2007 and 2006
(Stated in US Dollars)

	March 31, 2007	March 31, 2006
Net Income	$1,850,545	$419,992

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Amortization	20,135	0
Depreciation	372,271	177,959
Provision for Bad Debt on Note Receivable	364	0
Decrease/(Increase) in Accounts Receivable	(10,413,823)	(967,889)
Decrease/(Increase) in Other Receivable	(675,986)	(3,460,251)
Decrease/(Increase) in Inventory	(1,704,741)	(501,764)
Decrease/(Increase) in Advance to Suppliers	(3,258,273)	(3,486,927)
Decrease/(Increase) in Related Party Receivable	(12,987,627)	-
Decrease/(Increase) in Prepaid Taxes	(13,254)	-
Increase/(Decrease) in Accounts Payable	8,813,489	4,762,444
Increase/(Decrease) in Taxes Payable	(307,234)	(86,555)
Increase/(Decrease) in Other Payable	424,758	3,649,298
Increase/(Decrease) in Accrued Liabilities	188,390	-
Increase/(Decrease) in Customer Advances	809,715	522,495

Total of all adjustments	(18,731,816)	608,810

Net Cash Provided by Operating Activities	$(16,881,271)	$1,028,802

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through its operating subsidiaries Wuhan Blower Co., Ltd. (“Wuhan Blower”) and Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating Equipment”). Wuhan Blower is a China-based manufacturer of industrial blowers that are components of steam driven electrical power generation plants. Wuhan Generating Equipment is a China-based manufacturer of industrial steam and water turbines, also principally for use in electrical power generation plants.

The Company was formed under the laws of the State of Colorado on July 19, 1988 as Riverside Capital, Inc. On March 18, 1992, the Company changed its name to United National Film Corporation.

In June 2001, the Company suspended all business activities and became a “shell company.”

In 2006, the Company effectively dissolved or abandoned all subsidiaries, which may or may not have been active in periods prior to June 2001. On October 20, 2006, the Company changed its state of incorporation from Colorado to Nevada by means of a merger with and into a Nevada corporation formed on September 12, 2006 solely for the purpose of effecting the reincorporation.

On February 7, 2007, the Company entered into a share exchange agreement with Fame Good International Limited (“Fame”) and Universe Faith Group (“UFG”). Prior to the share exchange, Fame was the sole stockholder of UFG, which is the parent company of Wuhan Blower and Wuhan Generating Equipment. Pursuant to the share exchange, UFG became a wholly owned subsidiary of the Company and Fame became the Company's controlling stockholder. On March 13, 2007, the Company changed its name from United National Film Corporation to Wuhan General Group (China), Inc.

The share exchange transaction has been accounted for as a recapitalization of UFG where the Company (the legal acquirer) is considered the accounting acquiree and UFG (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of UFG.

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer (UFG). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented. See also Note 13 - Capitalization.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

(b)	Consolidation

The interim consolidated financial statements include the accounts of the Company and its subsidiaries, Wuhan Blower and Wuhan Generating Equipment. Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

(c)	Economic and Political Risks

The Company’s operations are conducted in the People's Republic of China (the “PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy.

(d)	Use of Estimates

In preparing of the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. The company maintains bank accounts only in the PRC. The company does not maintain any bank accounts in the United States of America.

(f)	Accounts Receivable-Trade

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

(g)	Inventory

Inventory, consisting of raw materials, work in progress, and finished products, is stated at the lower of cost or market value. Finished products are comprised of direct materials, direct labor and an appropriate proportion of overhead.

(h)	Property, Plant, and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with 5% salvage value. Estimated useful lives of the property, plant and equipment are as follows:

Buildings                                        30 years
Machinery and Equipment             10 years
Furniture and Fixtures                      5 years
Motor Vehicles                                 5 years

(i)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful lives of intangibles are as follows:

Technical License                         10 years
Trademark                                     20 years

(j)	Land Use Rights

The Company carries land use rights at cost less accumulated amortization. Land use rights are amortized straight-line over its useful life of 50 years.

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006 and 2005, there were no significant impairments of its long-lived assets.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

(l)	Revenue Recognition

Revenue from the sale of blower products and generating equipment is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

(m)	Advertising

The Company expensed all advertising costs as incurred.

(n)	Research and Development

All research and development costs are expensed as incurred.

(o)	Foreign Currency Translation

The Company maintains its financial statements in the functional currency. The functional currency of the Company is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	March 31, 2007	December 31, 2006	March 31, 2006
Period end RMB : US$ exchange rate	7.7409	7.8175	8.07240
Average period RMB : US$ exchange rate	7.77136	7.98189	8.20329

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(p)	Income Taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, the Company was approved as a highly advanced technology foreign investment enterprise in November 2005, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, the Company is entitled to a two year tax exemption. Following the expiration of this tax exemption, the Company will be required to pay a 7.5% tax rate for the next three years. Beginning in November 2010, the Company will be allowed a 15% tax rate as long as the Company is located and registered in the high and advance technology development zone.

The Company is subject to United States tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on graduated rates in the range of:

Taxable Income

Rate	Over	But not over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	0

(q)	Statutory Reserve

In accordance with PRC laws, statutory reserve refers to the appropriation from net income, to the account “statutory reserve” to be used for future company development, recovery of losses, and increase of capital, as approved, to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

(r)	Other Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

(s)	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” to replace APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” requiring retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The effective date for this statement is for accounting changes and corrections of errors made in fiscal year beginning after December 15, 2005.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” to amend FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

3.    RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure banking facilities which are comprised of loans and notes payables in addition to other collateral.

An escrow account held in the United States is also included as a part of restricted cash. The funds in the escrow account have been designated for the payment of dividends to holders of preferred stock. The escrow account has also been used to pay general and administrative expenses that include legal, consulting, and accounting services.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

4.  ACCOUNTS RECEIVABLE

	March 31, 2007	December 31, 2006
Total Accounts Receivable-Trade	$24,084,477	$12,807,824

Less: Allowance for Bad Debt	1,182,571	319,741

	$22,901,906	$12,488,083

Allowance for Bad Debts
Beginning Balance	319,741	13,528
Allowance Provided	862,830	306,213
Charged Against Allowance	-	-
Ending Balance	1,182,571	319,741

5.  NOTES RECEIVABLE

	March 31, 2007	December 31, 2006
Notes Receivable	$1,878,593	$1,572,644
Less: Allowance for Bad Debts	37,140	36,776
	$1,841,453	$1,535,868

The Company entered into a financing agreement with Hubei Deeloong Group Co., Ltd. (“Hubei”) on 12/31/2004. Under such agreement, the Company provided to Hubei an unsecured loan of $2,413,564 (RMB 20,000,000) for a two-year term from 1/1/2005 to 12/31/2006 at 0.5115% per month. After servicing the debt for two years, the outstanding balance of the Note at 3/31/2007 amounted to $1,485,615 (RMB 11,500,000). Because Hubei had yet to repay the loan in its entirety as of the 12/31/2006 per the stipulations of the financing agreement, the Company provided an allowance for bad debt in the amount of $37,140 to account for the probability of loss of principal and accrued interest. The remaining balance of $392,978 consists of numerous notes receivable. These notes are unsecured instruments that were created in the normal course business. The Company intends to hold these notes to their maturity.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

6.  INVENTORY

	March 31, 2007	December 31, 2006

Raw Materials	$1,557,291	$1,116,066
Work in Progress	3,123,422	2,058,889
Finished Goods	1,568,690	1,369,707

	$6,249,403	$4,544,662

7.  RELATED PARTY RECEIVABLE

There existed two accounts outstanding as of March 31, 2007.

The first receivable is from Mr. Xu Jie, CEO and Chairman, comprised of: 1) $9,107,468 (RMB 70,500,000) drawn from the Company and placed in a time deposit account with Shanghai Pudong Development Bank under Mr. Xu Jie’s name to serve as collateral to secure notes payable by Wuhan Blower Co., Ltd; and 2) a balance of $258,368 (RMB 2,000,000) that was carried forward from December 31, 2006 reflecting funds lent, interest-free, to former officers and directors of the Company.  Mr. Xu Jie has agreed to personally assume the full balance of these non-interest bearing debts.  As of March 31, 2007, Mr. Xu Jie has not made any payments on the outstanding balance. Mr. Xu Jie has assigned all rights and privileges of the time deposit account in his name to Wuhan Blower Co., Ltd.

Mr. Xu Hong Sheng, son of Mr. Xu Jie, withdrew a sum of $ 3,877,627 (RMB 30,016,320) from the Company and placed it in a savings account with Shanghai Pudong Development Bank under his name.  On April 14, 2007, he returned the entire amount  to the Company.

The Related Party Receivable consisted of the amounts due from the following: -

Related Party	Amount
Mr. Xu Jie	$9,365,836	(RMB 72,500,000)
Mr. Xu Hong Sheng	3,877,627	(RMB 30,016,320)
	$13,243,463

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

8.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment stated at cost less depreciation are comprised of the following as of March 31:

	March 31, 2007	December 31, 2006
Category of Asset
Buildings	$9,692,787	$9,597,812
Machinery & Equipment	8,438,343	8,353,453
Furniture & Fixtures	261,656	259,092
Auto	726,356	652,156
	19,119,142	18,862,513

Less: Accumulated Depreciation	1,982,207	1,609,936

	$17,136,935	$17,252,577

The Company’s real property consisted of 44,233.40 square meters of building floor space.

9.    LAND USE RIGHTS
	March 31, 2007	December 31, 2006
Category of Asset
Land Use Rights	$1,875,131	$1,856,757

Less: Accumulated Amortization	117,452	107,017
	$1,757,679	$1,749,740

The Company acquired through Wuhan Hi-Tech Blower Manufacturing Co. Ltd. (WBM) the Land Use Rights for three parcels of land totaling 108,706.90 square meters for a term of 50 years from March 1, 2004 to March 1, 2054 for a consideration of $1,856,757 (RMB 14,515,200). The land has been used to construct the Company’s real property factory facility.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

10.  INTANGIBLE ASSETS

The following categories of assets are stated at cost less amortization.

	March 31, 2007	December 31, 2006
Category of Asset
Trademarks	$129,134	$127,918
Mitsubishi License	283,297	280,571
CAD License	3,890	3,901
Microsoft License	12,288	12,217
	428,609	424,607

Less: Accumulated Amortization	69,542	60,042
	$359,067	$364,565

The weighted average amortization period for the Company’s intangible assets is 13.01 years.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

11.  BANK LOANS AND NOTES

As of March 31 2007, December 31, 2006, and March 31, 2006, the Company had banking facilities in the form of loans and notes payable.

		Interest Rate
Name of Bank	Due Date	Per Annum	3/31/2007	12/31/2006

A. Bank of Communication	4/11/2007	6.615%	$4,779,806	$4,732,971
B. Bank of Communication	4/11/2007	6.615%	1,356,431	1,343,140
C. CITIC Industrial Bank	10/12/2007	6.732%	2,454,495	2,430,445
D. Shanghai Pudong Development Bank	10/18/2007	6.026%	3,358,783	2,046,690
E. Agricultural Bank of China	10/31/2007	6.732%	1,291,839	1,279,181
F. Agricultural Bank of China	10/31/2007	6.732%	1,291,839	1,279,181
G. Hua Xia Bank Wuhan East Lake Sub-Branch			1,291,839	-
H. CITIC Industrial Bank : Motor vehicles loan	2/28/2008	6.696%	38,700	49,697
I. Wuhan East Lake Development Zone Zheng Qiao Cun: Note Payable	On Demand	6.000%	387,552	383,754
J. Wu Chang Tian Long Metal Supply Co., Ltd.	10/14/2006	-	-	-
K. Citic Industrial Bank Wuhan Zhu Ye Shan	2/16/2008	6.138%	2,583,679	-
L. 11 other Notes between $1,292 to $31,004	Various Dates	-	114,800	-
			$18,949,763	$13,545,059

Banking facilities extended by the Bank of Communication, CITIC Industrial Bank, Shanghai Pudong Development Bank and Agricultural Bank of China were secured by the Company’s mortgage of real property as collateral in addition to margin deposits as disclosed in Restricted Cash on the Balance Sheet.

Motor vehicle loans extended by CITIC Industrial Bank were secured by the motor vehicles.

Note payable extended by Wuhan East Lake Development Zone Zheng Qiao Cun is unsecured and is payable on demand.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

12.  CONTRACT PAYABLE

Contract Payable represented accounts payable to contractors and suppliers involved in the construction of the new buildings of the factory facilities.

13.  CAPITALIZATION

The Company originally had common stock capitalization of $ 12,349,602 as of December 31, 2006.

On February 7, 2007, the Company entered into a share exchange agreement with Fame Good International Limited (“Fame”) and Universe Faith Group (“UFG”), which became the parent of Wuhan Blower Co. Ltd. Pursuant to the share exchange agreement, the Company issued 19,712,466 common shares at $0.0001 each to Fame for the benefit of UFG.

As a result of the share exchange transaction, the Company restated its capitalization to recognize the 19,712,446 shares as the total issued and outstanding shares at the value as disclosed in the accompanying consolidated balance sheets and consolidated statements of stockholder’s equity.

On February 7, 2007, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement with nine institutional investors pursuant to which the Company issued to the investors an aggregate of 10,287,554 shares of Series A Convertible Preferred Stock at $2.33 per share for gross proceeds of $23,970,000. The Preferred Stock is convertible into shares of the Company’s common stock on a one-for-one basis and is entitled to a dividend equaling to 5% per annum, payable quarterly. As of March 31, 2007, none of the Preferred Stock was converted into common stock.

The net proceeds of $20,766,439 from the sale of the Preferred Stock were accounted for as follows:

i. Preferred Stock at $0.0001 par value 10,287,554 shares issued and outstanding	$1,029
ii. Additional Paid-in Capital attributable to Preferred Stock	13,954,940
iii. Additional Paid-in Capital attributable to Series A Warrants, Series J Warrants, and Series B Warrants	6,810,470

$20,766,439

Management assigned the value of additional paid-in capital to the above designated warrants for $6,810,470 with the assumption of a 30% volatility, a 6% risk free interest rate, and a reasonably liquid market for the underlying stock and warrants.

As an inducement to purchase the Preferred Stock, the Company, pursuant to the Stock Purchase Agreement, agreed to issue to the preferred stock investors the following warrants:

•
Series A Warrants to purchase shares of common stock equaling to 60% of the preferred shares purchased, i.e., 6,172,531 shares at an exercise price of $2.57 per share expiring five years from the closing date.

•
Series J Warrants to purchase shares of common stock equaling to 100% of the preferred shares purchased, i.e., 9,358,370 shares at an exercise price of $2.33 per share for a term of 21 months from the closing date.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

•
Series B Warrants to purchase shares of common stock equal to 60% of common stock purchased pursuant to Series J Warrants i.e. 5,615,021 shares at an exercise price of $2.57 per share for a term of 21 months from the closing date.

The total of the above Series A, J, and B Warrants amount to 21,145,922 shares of common stock underlying warrants.

In consideration of services provided by 1st BridgeHouse Securities LLC in connection with the private placement of preferred stock and warrants, the Company has agreed to issue to 1st BridgeHouse the following placement agent warrants for a term of ten years from the date of issuance:

Series of Warrant	Number of Shares	Exercise Price
Series C	1,028,755	$2.57
Series AA	617,253	2.83
Series BB	561,502	2.83
Series JJ	935,837	2.57

	3,143,347

The grand total of all warrants issued to preferred stock purchasers and placement agent amount to 24,289,269 shares of common stock. As of March 31, 2007, none of these warrants has been exercised.

In preparation of these future stock issuances, the Company has reserved a number of shares equal to 150% of the number of shares of common stock as shall, from time to time, be sufficient to effect the conversion of all of the preferred shares and exercise of the warrants then outstanding.

14.  COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is committed to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered paid up capital. The Company had future unfunded commitments, as determined below:

	March 31, 2007	December 31, 2006

Common Stock Capital	$12,351,573	$12,351,573

50% maximum thereof	$6,175,786	$6,175,786

Less: Amounts Appropriated to Statutory Reserve	622,151	622,151

Unfunded Commitment	$5,553,635	$5,553,635

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

15.  OTHER INCOME

	March 31, 2007	March 31, 2006
Tax Refund	$-	$-
Sundry Income	-	314
	$-	$314

16.  INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%; however, the Company was approved as a highly advanced technology foreign investment enterprise in November 2005, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, the Company is entitled to a two year tax exemption. Following the expiration of this tax exemption, the Company will be required to pay 7.5% tax rate for the next three years. Beginning in November 2010, the company will be allowed a 15% tax rate as long as the Company is located and registered in the high and advanced technology development zone. Before expiration of the aforementioned two year tax exemption, the Company also applied for a six year tax free holiday under newly enacted PRC tax laws. Management believes it will be imminently granted such a holiday by the relevant Chinese government authorities; therefore, for the years ended December 31, 2006, 2005, and 2004 the Company made no provision for income taxes. On February 7, 2007, income from the Company's foreign subsidiaries became subject to U.S. income tax law; however, this tax is deferred until foreign source income is repatriated to the Company, which has not yet occurred.

17.  FINANCING - ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK

On February 7, 2007, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with nine institutional investors pursuant to which the Company issued to the investors an aggregate of 10,287,554 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) at $2.33 per share for gross proceeds of $23,970,000. The Preferred Stock is convertible into shares of the Company’s common stock on a 1-for-1 basis and is entitled to a dividend equal to 5% per annum, payable quarterly.

Pursuant to the Stock Purchase Agreement, the Company issued to the investors, on a pro rata basis, warrants to purchase an aggregate of 6,172,531 shares of common stock at an exercise price of $2.57 per share (subject to adjustment), expiring five years from the date of issuance. Certain of the investors (those investing at least $2 million) received additional warrants to purchase an aggregate of 9,358,370 shares at a price of $2.33 per share for a term of 21 months, as well as warrants to purchase an aggregate of 5,615,021 shares at a price of $2.57 per share, also for a term of 21 months.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

The Company plans to use the net proceeds from the sale of preferred stock and warrants to pay for the construction of the turbine manufacturing facility in Wuhan, China and for the purchase of equipment to be used in that facility. Any remaining net proceeds will be used for working capital.

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. as of March 31, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for the three-month periods then ended. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Samuel H. Wong & Co. LLP
South San Francisco, California	Samuel H. Wong & Co., LLP
June 2, 2007	Certified Public Accountants

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this report includes some statements that are not purely historical fact. Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, growth of our blower business and establishment of our turbine business. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	vulnerability of our business to general economic downturn;
•	operating in the PRC generally and the potential for changes in the laws of the PRC that affect our operations;
•	our failure to meet or timely meet contractual performance standards and schedules;
•	our dependence on the steel and iron markets;
•	exposure to product liability and defect claims;
•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;
•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and
•	the other factors referenced in this report.

These risks and uncertainties, along with others, are also described in the Risk Factors section of the Company’s Registration Statement on Form SB-2 (File No. 333-141372). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

As a result of the share exchange or “reverse acquisition” transaction consummated on February 7, 2007, Wuhan General Group (China), Inc. became a holding company conducting operations through two indirect operating subsidiaries: Wuhan Blower Co., Ltd. (“Wuhan Blower”) and Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating”), each a company operating in China. A wholly owned subsidiary of the Company, Universe Faith Group Limited (“UFG”), owns 100% of the capital stock of Wuhan Blower, which in turn owns 100% of the capital stock of Wuhan Generating. Our corporate structure is as follows:

For accounting purposes, the share exchange transaction is treated as a reverse acquisition with UFG as the acquirer and Wuhan General Group (China), Inc. as the acquired party. As a result, the Company is deemed to be a continuation of the business of UFG. Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer (UFG). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the three months ended March 31, 2007 and 2006.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Sales. Sales increased $9.97 million, or 432.11 % to $12.28 million for the three months ended March 31, 2007 from $2.31 million for the same period in 2006. This increase was mainly attributable to a significant increase in sales of our core blower products and the introduction of our turbine products, which were not part of our sales in the first quarter of 2006.

Cost of Sales. Our cost of sales increased $7.08 million, or 564.00%, to $8.34 million for the three months ended March 31, 2007 from $1.26 million during the same period in 2006. This increase was due to the significant increase in blower sales and the introduction of our turbine products. As a percentage of sales, the cost of sales was 67.91 % during the three months ended March 31, 2007 compared to 54.42% in the same period of 2006. This increase was primarily attributable to the introduction of our turbine products, which had a higher cost of sales given the associated start-up costs.

Gross Profit. Our gross profit increased $2.89 million to $3.94 million for the three months ended March 31, 2007 from $1.05 million for the same period in 2006. Gross profit as a percentage of sales was 32.09% for the three months ended March 31, 2007 compared to 45.58% during the same period in 2006.

Selling Expenses. Our selling expenses increased $105,470, or 67.33%, to $262,122 for the three months ended March 31, 2007 from $156,652 for the same period in 2006. As a percentage of sales, selling expenses were 2.14% for the three months ended March 31, 2007 compared to 6.79% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales.

General & Administrative Expenses. Our general & administrative expenses increased $1.10 million, or 307.87%, to $1.46 million for the three months ended March 31, 2007 from $0.36 million for the same period in 2006. As a percentage of sales, general & administrative expenses were 11.90% for the three months ended March 31, 2007 compared to 15.53% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales and more efficient control of our general & administrative expenses.

Warranty Expense. Our warranty expense increased $184,160 to $184,160 for the three months ended March 31, 2007 from $0 for the same period in 2006. As a percentage of sales, warranty expense was 1.50% for the three months ended March 31, 2007 compared to 0% for the same period in 2006.

Operating Income. Our operating income increased $1.49 million, or 278.62% to $2.03 million for the three months ended March 31, 2007 from $0.54 million for the same period in 2006. As a percentage of sales, operating income was 16.55% for the three months ended March 31, 2007 compared to 23.25% for the same period in 2006. This decrease was due primarily to the introduction of turbine products, which had lower gross margins than the company’s blower products.

Other Income. Our other income decreased $314 to $0 for the three months ended March 31, 2007 from $314 for the same period in 2006.

Interest Income. Our interest income increased $12,749 to $12,749 for the three months ended March 31, 2007 from $0 for the same period in 2006. This increase was due to the interest we earned in the first quarter of 2007 from the proceeds of our February 2007 private placement.

Interest Expense. Our interest expense increased $76,245, or 65.47%, to $192,711 for the three months ended March 31, 2007 from $116,466 for the same period in 2006. This increase was due to our significant increase in bank loans and notes. As a percentage of sales, interest expense was 1.57% for the three months ended March 31, 2007 compared to 5.05% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to our increase in the comparative use of equity financing to fund our significant growth.

Income Tax. Due to a tax exemption, Wuhan Blower and Wuhan Generating were not subject to PRC income tax during the three months ended March 31, 2007 or during the same period in 2006. Wuhan General did not incur any U.S. income tax liability during the three months ended March 31, 2007 or during the same period in 2006.

Net Income. Net income increased $1.43 million, or 340.61%, to $1.85 million during the three months ended March 31, 2007 from $0.42 million during the same period in 2006, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents (including restricted cash) of $6.69 million.

As of March 31, 2007, we had banking facilities in the form of bank loans and loan facilities from other non-bank entities totaling approximately $18.95 million (based on an exchange rate of 7.7409 RMB per 1 U.S. dollar). Information regarding these loans is set forth below in US $.

		Interest Rate
Name of Bank	Due Date	Per Annum	3/31/2007
A. Bank of Communication	4/11/2007	6.615%	$4,779,806
B. Bank of Communication	4/11/2007	6.615%	1,356,431
C. CITIC Industrial Bank	10/12/2007	6.732%	2,454,495
D. Shanghai Pudong Development Bank	10/18/2007	6.026%	3,358,783
E. Agricultural Bank of China	10/31/2007	6.732%	1,291,839
F. Agricultural Bank of China	10/31/2007	6.732%	1,291,839
G. Hua Xia Bank Wuhan East Lake Sub-Branch			1,291,839
H. CITIC Industrial Bank : Motor vehicles loan	2/28/2008	6.696%	38,700
I. Wuhan East Lake Development Zone Zheng Qiao Cun: Note Payable	On Demand	6.000%	387,552
J. Wu Chang Tian Long Metal Supply Co., Ltd.	10/14/2006	-	-
K. Citic Industrial Bank Wuhan Zhu Ye Shan	2/16/2008	6.138%	2,583,679
L. 11 other Notes between $1,292 to $31,004	Various Dates	-	114,800
			$18,949,763

We plan to either repay this debt as it matures or refinance this debt with other debt.

On February 7, 2007, immediately following the consummation of the share exchange, we completed a private placement of Series A Convertible Preferred Stock and warrants to accredited investors. As a result of this private placement, we received approximately $24.0 million in gross proceeds. After the deduction of sales commissions and offering expenses, we received approximately $20.8 million in net proceeds.

We anticipate significant capital expenditure requirements over the next year. Specifically, we expect to spend approximately $22.5 million on the construction of and equipment for our turbine manufacturing facility. These capital expenditures will be funded principally from the net proceeds of our February 2007 private placement. The balance of these capital expenditures will be funded from working capital.

We expect our liquidity to increase over the next 12 months due to anticipated increased sales of our blower products and the commencement of sales of our turbine products, once that manufacturing facility comes online, combined with anticipated increased demand for both products.

We believe that our currently available working capital and cash generated from operations should be adequate to sustain our operations at our current levels through at least the next 12 months.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Method of Accounting: We maintain our general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies that we have adopted conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

Consolidation: The interim consolidated financial statements include the accounts of the Company and its subsidiaries, Wuhan Blower and Wuhan Generating. Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

Economic and Political Risks: Our operations are conducted in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy.

Use of Estimates: In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Cash and Cash Equivalents: We consider all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. We maintain bank accounts only in the PRC. We do not maintain any bank accounts in the United States of America.

Accounts Receivable-Trade: Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Inventory: Inventory, consisting of raw materials, work in progress, and finished products, is stated at the lower of cost or market value. Finished products are comprised of direct materials, direct labor and an appropriate proportion of overhead.

Property, Plant, and Equipment: Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with 5% salvage value. Estimated useful lives of the property, plant and equipment are as follows:

Buildings	30 years
Machinery and Equipment	10 years
Furniture and Fixtures	5 years
Motor Vehicles	5 years

Intangible Assets: Intangible assets are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful lives of intangibles are as follows:

Technical License	10 years
Trademark	20 years

Land Use Rights: We carry land use rights at cost less accumulated amortization. Land use rights are amortized straight-line over its useful life of 50 years.

Accounting for Impairment of Long-Lived Assets: We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of March 31, 2007, there were no significant impairments of long-lived assets.

Revenue Recognition: Revenue from the sale of blower products and generating equipment is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

Advertising: We expense all advertising costs as incurred.

Research and Development: We expense all research and development costs as incurred.

Foreign Currency Translation: We maintain our financial statements in the functional currency. Our functional currency is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements, which are prepared using the functional currency, have been translated into U.S. dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Period end RMB: US$ exchange rate	7.7409	8.07240
Average RMB during such period: US$ exchange rate	7.77136	8.20329

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Income Taxes: We account for income tax using an asset and liability approach and allow for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefits, or that future realization is uncertain.

All of our operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, the Company was approved as a highly advanced technology foreign investment enterprise in November 2005, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, the Company is entitled to a two-year tax exemption. Following the expiration of this tax exemption, we will be required to pay a 7.5% tax rate for the next three years. Beginning in November 2010, the Company will be allowed a 15% tax rate as long as the Company is located and registered in the high and advanced technology development zone.

The Company is subject to United States tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on graduated rates in the range of:

Taxable Income

Rate	Over	But not over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	0

Statutory Reserve: In accordance with PRC laws, statutory reserve refers to the appropriation from net income, to the account “statutory reserve” to be used for future company development, recovery of losses, and increase of capital, as approved, to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

Other Comprehensive Income: Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Our current component of other comprehensive income is the foreign currency translation adjustment.

Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” to replace APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” requiring retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The effective date for this statement is for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” to amend FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

We do not anticipate that the adoption of the above standards will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal controls over financial reporting. In connection with the audit of our financial statements as of and for the year ended December 31, 2006, our independent auditors identified and communicated significant deficiencies and material weaknesses with respect to our internal controls over financial reporting.

As we have disclosed in our prior SEC filings, we conduct all of our operations through our Chinese operating subsidiaries, which were privately owned until February 2007. At the time of their acquisition, these Chinese companies did not have in place the financial controls and procedures required of U.S. public company. Now as public company, we have implemented and continue to implement remediation initiatives and interim measures with respect to our internal controls over financial reporting during the quarter ended March 31, 2007 and through the current date.

In the absence of full implementation of the remediation initiatives described below, we have undertaken additional measures in the interim to ensure that our consolidated financial statements included in this Report were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, the Company's management believes that the consolidated financial statements included in this Report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

Management’s Remediation Initiatives and Interim Measures

The following is a description of each deficiency or weakness with respect to our internal controls over financial reporting identified by our outside auditors and the remediation initiatives that we have implemented or intend to implement in the near future.

1)	Our board of directors and audit committee have not yet taken an active role in the oversight of our policies and procedures.

Remediation Initiative

Our outside legal counsel has met with our new board of directors to discuss the role and responsibilities of the board of a U.S. public company. We intend to hold additional meetings with our outside legal counsel in order to increase the knowledge and understanding of our board and audit committee members.

We also intend to increase the frequency of board and audit committee meetings. We intend to increase coordination between our accounting staff, outside auditors and audit committee in conjunction with the preparation of future financial statements.

In addition, we plan to document our policies and procedures regarding our business practices, management, administration, accounting and financial reporting, which we believe will increase transparency and accountability.

2)
The current staff in the accounting department is relatively new and inexperienced, and needs substantial training due to staff turnover, organizational changes, and the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate.

Remediation Initiative

We are currently trying to expand our accounting department. In particular, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to allocate additional resources to train our existing accounting staff.

In preparing the financial statements included in this Form 10-QSB, we utilized the services of an outside consultant, other than our registered independent public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of our management, to supplement our existing accounting personnel.

3)	Our internal audit team is currently understaffed. In addition, the scope and effectiveness of the internal audit function have yet to be developed.

Remediation Initiative

We plan to expand the size of our recently created internal audit group. We also plan to enhance the training of our internal audit team in order to increase the effectiveness of this group.

4)
The Company does not have an organization level information system. The major system of record is the K/3 ERP (Version10), the middle range enterprise resource planning package developed by Kingdee International Software Group Co., Ltd. Although capable of supporting other operational functions, K/3 is only deployed as an accounting back office application.

Remediation Initiative

The Company plans to continue to enhance its accounting software and implement an organization level information system.

5)
There is a lack of integration and automation for data entry in our accounting software. Lack of integration in this key area has potentially problematic implications. The manual data entry procedures do not include critical accounting checks and balances, such as control totals and batch numbers, and are subject to clerical errors. There are currently no mechanisms in the workflows for verifying and monitoring the completeness and accuracy of the data inputted.

Remediation Initiative

We intend to develop policies and procedures to enhance the integration and automation for data entry in our accounting software.

6)
Costing journal entries are supported by an Excel worksheet prepared and adjusted based on the monthly master work-in-progress detail report by job. There is a lack of an audit trail or documentation to show the reasons and sources for the adjustments made on the worksheets. This supporting Excel worksheet is not printed out and attached to the journal entry vouchers. Proper review and authorization of the worksheet and the entries are not evidenced.

Remediation Initiative

We intend to develop policies and procedures to require our accounting staff to maintain hard copy printouts of accounting documents in a central location.

7)
The costing module of our accounting software has been customized, but the functionality of the customizations is rudimentary and unrefined, such that the system cannot fulfill the intended purposes, and therefore, requires alternative, manual solutions.

Remediation Initiative

We intend to continue to refine our accounting software to improve functionality.

8)
There are insufficient policies and procedures for the development, modification, and use of computer programs and data files. We do not have comprehensive management policies and procedures for critical applications and systems. We have outsourced support for our accounting software. In addition, application and database servers are located in a semi-public area of our corporate offices. Therefore, there are security and information integrity risks associated with our use of accounting software.

Remediation Initiative

We intend to develop and adopt policies designed to increase the security and integrity of our computer programs and data files.

9)
The accounting department does not maintain hard copy printouts of the general ledgers, sub-ledgers, and supporting worksheets. Many electronic source documents and worksheets are stored in the staff’s local computers in a disorganized manner.

Remediation Initiative

We intend to develop policies and procedures to require our accounting staff to maintain hard copy printouts of accounting documents in a central location.

Changes in Internal Controls over Financial Reporting

Other than the remediation measures described above, during the quarter ended March 31, 2007, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2007, we issued 16,432 shares of our common stock to Glenn A. Little for services rendered.

On February 7, 2007, we completed a share exchange transaction, in which we issued to Fame Good International Limited (“Fame”), as the sole stockholder of Universe Faith Group Limited (“UFG”), 17,912,446 newly issued shares of our common stock in exchange for all of the issued and outstanding capital stock of UFG held by Fame. As a result, UFG became our wholly owned subsidiary and Fame became our controlling stockholder.

Also on February 7, 2007, we completed a private placement transaction in which we issued to nine institutional investors (the “Investors”) an aggregate of 10,287,554 shares of our newly created Series A Convertible Preferred Stock at a price of $2.33 per share for gross proceeds of $23,970,000. The Preferred Stock is convertible into shares of our common stock on a 1-for-1 basis and is entitled to a dividend equal to 5% per annum, payable quarterly. We also issued to the private placement investors various series of warrants to purchase an aggregate of 21,145,922 shares of our common stock at exercise prices of either $2.33 per share or $2.57 per share, subject to adjustment under certain circumstances. Certain of the warrants expire 21 months from the date of issuance and others expire five years from the date of issuance. 1st BridgeHouse Securities, LLC acted as placement agent in connection with the private placement and, in addition to cash fees, received a warrant to purchase 1,028,755 shares of our common stock (10% of the shares sold in the private placement) at an exercise price of $2.57 per share, expiring in February 2017. In addition, as the holders of the investor warrants described above exercise their warrants, 1st BridgeHouse will be entitled to exercise additional warrants equal to 10% of the shares issued upon exercises by the Investors.

Also on February 7, 2007, we issued 500,000 shares of our common stock to Glenn A. Little for $40,000.

With respect to the issuances of securities described above, we relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. All recipients of restricted shares either received adequate information about the Company or had access, through employment and/or business relationships with the Company, to such information.

Item 4.  Submission of Matters to a Vote of Security Holders.

On March 6, 2007, our largest stockholder, which holds 17,912,446 shares of our common stock (90.9% of the total outstanding), consented in writing to an amendment to our Articles of Incorporation changing our corporate name from United National Film Corporation to our current name, Wuhan General Group (China), Inc.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
_____________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2007

WUHAN GENERAL GROUP (CHINA), INC.

By:	/s/ Xu Jie
Name: Xu Jie
Title: President and Chief Executive Officer (principal executive officer and duly authorized officer)

By:	/s/ Kuang Yuandong
Name: Kuang Yuandong
Title: Chief Financial Officer and Treasurer (principal financial officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
_____________

* Filed herewith