Form 10QSB/A
period 2007-03-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2007-06-22
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 19,712,446 shares of Common Stock, $.0001 par value per outstanding as of June 22, 2007.

Transitional Small Business Disclosure Format:  Yes  ☐No  ☒

EXPLANATORY NOTE

This Form 10-QSB/A (this "Amendment") amends the Form 10-QSB of Wuhan General Group (China), Inc. (the "Company") for the quarter ended March 31, 2007, as originally filed with the Securities and Exchange Commission ("SEC") on June 19, 2007 (the "Original Filing"). The Statements of Income in the Original Filing incorrectly stated that diluted earnings per share for the quarter ended March 31, 2007 were $0.09 per share. This Amendment amends the Statement of Income to correctly reflect that diluted earnings per share for the quarter ended March 31, 2007 were $0.06 per share. Also, the Statements of Stockholders' Equity in the Original Filing incorrectly stated that total net income for the quarter ended March 31, 2007 was $1,848,265. This Amendment amends the Statements of Stockholders' Equity to correctly reflect that total net income was $1,850,545 for the quarter ended March 31, 2007. This Amendment also revises Note 13 to the Financial Statements to correct and clarify the discussion of the Company's share exchange transaction and private placement of preferred stock and warrants, both of which occurred in February 2007. This Amendment also corrects the description of one of the series of warrants contained in Note 17 to the Financial Statements. Finally, this Amendment corrects immaterial typographical errors.

For the convenience of the reader, this Amendment sets forth only Part I, Item 1 - Financial Statements. No other information in the Original Filing is amended hereby. Part I, Item 1 has not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to SEC rules, Part II, Item 6 of the Original Filing has been amended to contain currently-dated certificates from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as exhibits 31.1, 31.2, 32.1 and 32.2.

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

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the three months ended March 31, 2007 and 2006
(Stated in US Dollars)

	Note
Revenue		March 31, 2007	March 31, 2006

Sales	2(l)	$12,277,339	$2,307,274
Cost of Sales		8,337,981	1,255,718
Gross Profit		3,939,358	1,051,556

Operating Expenses

Selling Expenses		262,122	156,652
General & Administrative Expenses		1,461,604	358,349
Warranty Expense		184,160	-
Total Operating Expense		1,907,886	515,003

Operating Income/(Loss)		2,031,472	536,553

Other Income (Expenses)

Other Income	15	-	314
Interest Income		12,749	-
Other Expenses		(965)	(409)
Interest Expense		(192,711)	(116,466)
Total Other Income (Loss) and Expense		(180,927)	(116,561)

Earnings before Tax		1,850,545	419,992

Income Tax	2(p),16	-	-

Net Income		$1,850,545	$419,992

Preferred Dividends Declared		174,000	-

Net Income Available to Common Stockholders		1,674,545	419,992

Basic Earnings Per Share		$0.09	$0.02

Basic Weighted Average Shares Outstanding		19,712,446	19,712,446

Diluted Earnings Per Share		$0.06	$0.02

Dilued Weighted Average Shares Outstanding		30,262,152	19,712,446

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Stockholders’ Equity
For the three months ended March 31, 2007 and 2006
(Stated in US Dollars)

			Preferred				Common
			Stock	Warrants			Stock			Accumulated
	Preferred Stock		Additional	Additional	Common Stock		Additional			Other
	Shares		Paid in	Paid in	Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Capital	Capital	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2006	-	-	6,110,567	-	19,712,446	1,971	-	-	2,620,166	206,080	8,938,784
Net Income									419,992		419,992
Foreign Currency Translation Adjustment										43,574	43,574
Balance, March 31, 2006	-	-	6,110,567	-	19,712,446	1,971	-	-	3,040,158	249,654	9,402,350

			Preferred				Common
			Stock	Warrants			Stock			Accumulated
	Preferred Stock		Additional	Additional	Common Stock		Additional			Other
	Shares		Paid in	Paid in	Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Capital	Capital	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2007	-	-	-	-	19,712,446	1,971	12,349,602	622,151	5,200,285	770,166	18,944,175
Issuance of Common Stock for Cash											-
Issuance of Preferred Stock for Cash	10,287,554	1,029									1,029
Increase in Additional Paid in Capital from Issuance of Preferred Stock			13,954,940								13,954,940
Increase in Additional Paid in Capital from Issuance of Warrants				6,810,470							6,810,470
Net Income									1,850,545		1,850,545
Preferred Dividends Declared									(174,000)		(174,000)
Foreign Currency Translation Adjustment										201,564	201,564
Balance, March 31, 2007	10,287,554	1,029	13,954,940	6,810,470	19,712,446	1,971	12,349,602	622,151	6,876,830	971,730	41,588,723

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

The Company is subject to United States income tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on graduated rates based on the ranges shown in the following table:

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

On February 7, 2007, the Company entered into a share exchange agreement with Fame Good International Limited (“Fame”) and Universe Faith Group (“UFG”), which became the parent of Wuhan Blower Co. Ltd. Pursuant to the share exchange agreement, the Company issued 17,912,446 shares of common stock to Fame in exchange for all of the issued and outstanding capital stock of UFG.

As a result of the share exchange transaction, the Company retroactively restated its capitalization to reflect the effect of the share exchange.

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

As an inducement to purchase the Preferred Stock, the Company, pursuant to the Stock Purchase Agreement, agreed to issue the following warrants:

•
Series A Warrants to each of the preferred stock investors to purchase shares of common stock equaling to 60% of the preferred shares purchased, i.e., 6,172,531 shares at an exercise price of $2.57 per share expiring five years from the closing date.

•
Series J Warrants to each of the preferred stock investors who invested at least $2,000,000 to purchase shares of common stock equaling to 100% of the preferred shares purchased, i.e., 9,358,370 shares at an exercise price of $2.33 per share for a term of 21 months from the closing date.

Wuhan General Group (China) Inc.
Notes to Financial Statements
As of and for the three months ended March 31, 2007 and 2006;
as of and for the year ended December 31, 2006
(Stated in US Dollars)

•
Series B Warrants to each recipient of Series J Warrants to purchase shares of common stock equal to 60% of common stock purchased pursuant to Series J Warrants i.e. 5,615,021 shares at an exercise price of $2.57 per share for a term of 5 years from the closing date.

The total of the above Series A, J, and B Warrants amount to 21,145,922 shares of common stock underlying warrants.

In consideration of services provided by 1st BridgeHouse Securities, LLC in connection with the private placement of preferred stock and warrants, the Company has agreed to issue to 1st BridgeHouse the following placement agent warrants for a term of ten years from the date of issuance:

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

14.  COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is committed to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered paid in capital. The Company had future unfunded commitments, as determined below:

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

Pursuant to the Stock Purchase Agreement, the Company issued to the investors, on a pro rata basis, warrants to purchase an aggregate of 6,172,531 shares of common stock at an exercise price of $2.57 per share (subject to adjustment), expiring five years from the date of issuance. Certain of the investors (those investing at least $2 million) received additional warrants to purchase an aggregate of 9,358,370 shares at a price of $2.33 per share for a term of 21 months, as well as warrants to purchase an aggregate of 5,615,021 shares at a price of $2.57 per share for a term of 5 years.

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

PART II

OTHER INFORMATION
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

Date: June 22, 2007

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