Form 10QSB
period 2007-06-30
WUHAN GENERAL GROUP (CHINA), INC
filed 2007-08-20
CIK 842694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 19,712,446 shares of Common Stock, $.0001 par value per share, outstanding as of August 20, 2007.

Transitional Small Business Disclosure Format:
Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At June 30, 2007, and December 31, 2006
(Stated in US Dollars)

ASSETS	Note	June 30, 2007	December 31, 2006
		(unaudited)	(audited)
Cash	2(e)	4,924,029	248,243
Restricted Cash	3	9,602,864	382,530
Accounts Receivable	2(f),4	23,152,308	12,488,083
Other Receivable		2,631,238	8,810,699
Notes Receivable	5	870,841	1,535,868
Inventory	2(g),6	8,953,322	4,544,662
Advance to Suppliers		5,769,263	2,746,325
Related Party Receivable	7	741,554	255,836
Prepaid Taxes		31,809	3,889
Real Property Available for Sale		989,168	-
Total Current Assets		57,666,396	31,016,135

Property, Plant & Equipment, net	2(h),8	17,143,925	17,252,577
Land Use Rights, net	2(j),9	1,774,924	1,749,740
Construction in Progress		12,573,861	35,304
Intangible Assets, net	2(i),10	355,290	364,565
Total Assets		89,514,396	$50,418,321

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities

Bank Loans & Notes	11	23,231,663	13,545,059
Accounts Payable		11,242,839	8,531,852
Accrued Liabilities		878,066	354,169
Contract Payable	12	655,755	1,137,623
Taxes Payable		1,262,035	1,723,544
Other Payable		1,512,016	4,594,639
Dividend Payable		299,625	-
Customer Deposits		4,592,421	1,587,306
Total Current Liabilities		43,674,420	31,474,192

Total Liabilities		43,674,420	31,474,192

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At June 30, 2007, and December 31, 2006
(Stated in US Dollars)

	Note
Stockholders' Equity		June 30, 2007	December 31, 2006
		(unaudited)	(audited)
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 10,287,554 Shares of Series A Convertible Preferred Stock Issued & Outstanding at June 30, 2007	13	1,029	-
Additional Paid in Capital - Preferred Stock		13,954,940	-
Additional Paid in Capital - Warrants	13	6,810,470	-
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 19,712,446 Shares Issued & Outstanding at June 30, 2007, December 31, 2006.	13	1,971	1,971
Additional Paid in Capital		12,349,602	12,349,602
Statutory Reserve	2(t),14	622,151	622,151
Retained Earnings		10,936,769	5,200,285
Accumulated Other Comprehensive Income	2(u)	1,163,044	770,120
Total Stockholders' Equity		45,839,976	18,944,129

Total Liabilities & Stockholders' Equity		$89,514,396	$50,418,321

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the three and six months ended June 30, 2007 and 2006
(Stated in US Dollars)

	Note	3 months	3 months	6 months	6 months
		ended	ended	ended	ended
Revenue		6/30/2007	6/30/2006	6/30/2007	6/30/2006
Sales		$17,542,361	$4,144,626	$29,819,700	$6,451,900
Cost of Sales		12,133,967	2,467,163	20,471,948	3,722,882
Gross Profit		5,408,394	1,677,463	9,347,752	2,729,018

Operating Expenses
Selling Expenses		432,488	243,744	694,610	400,397
General & Administrative Expenses		357,542	383,418	1,819,146	741,767
Warranty Expense	2(v),18	239,301	-	423,461	-
Total Operating Expense		1,029,331	627,161	2,937,217	1,142,164

Operating Income		4,379,063	1,050,302	6,410,535	1,586,854

Other Income (Expenses)
Other Income	15	-	23,409	-	23,723
Interest Income		1,376	-	14,125	-
Other Expenses		(78)	(105)	(1,043)	(514)
Interest Expense		(194,797)	(151,562)	(387,508)	(268,028)
Total Other Income (Loss) & Expense		(193,499)	(128,258)	(374,426)	(244,819)

Earnings before Tax		4,185,564	922,044	6,036,109	1,342,035

Income Tax	2(n), 16	-	-	-	-

Net Income		4,185,564	922,044	6,036,109	1,342,035

Preferred Dividends Declared		299,625	-	473,625	-

Income Available to Common Shareholders		$3,885,939	$922,044	$5,562,484	$1,342,035

Earnings Per Share
Basic		$0.20	$0.05	$0.28	$0.07
Diluted		$0.11	$0.05	$0.18	$0.07

Weighted Average Shares Outstanding
Basic		19,712,446	19,712,446	19,712,446	19,712,446
Diluted		38,048,658	19,712,446	34,300,371	19,712,446

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Stockholders’ Equity
For the six months ended June 30, 2007 and 2006

			Preferred				Common
			Stock	Warrants			Stock			Accumulated
	Preferred Stock		Additional	Additional	Common Stock		Additional			Other
	Shares		Paid in	Paid in	Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Capital	Capital	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2006					19,712,446	1,971	6,033,911	-	2,620,167	282,736	8,938,785
Increases to Additional Paid-In Capital from Contribution of Capital Equipment							6,315,691				6,315,691
Net Income									3,202,269		3,202,269
Appropriations of Retained Earnings								622,151	(622,151)		-
Foreign Currency Translation Adjustment										487,384	487,384
Balance, December 31, 2006					19,712,446	1,971	12,349,602	622,151	5,200,285	770,120	18,944,128

Balance, January 1, 2007					19,712,446	1,971	12,349,602	622,151	5,200,285	770,120	18,944,129
Issuance of Common Stock for Cash											-
Issuance of Preferred Stock for Cash	10,287,554	1,029									1,029
Increase in Additional Paid in Capital from Issuance of Preferred Stock			13,954,940								13,954,940
Increase in Additional Paid in Capital from Issuance of Warrants				6,810,470							6,810,470
Net Income									6,036,109		6,036,109
Preferred Dividends Declared									(299,625)		(299,625)
Foreign Currency Translation Adjustment										392,924	392,594
Balance, June 30, 2007	10,287,554	1,029	13,954,940	6,810,470	19,712,446	1,971	12,349,602	622,151	10,936,769	1,163,044	45,839,976

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Cash Flows
For the three months and six months ended June 30, 2007 and 2006
(Stated in US Dollars)

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006
Cash Flow from Operating Activities
Cash Received from Customers	$26,343,372	$4,601,280	$28,340,981	$3,002,909
Cash Paid to Suppliers & Employees	(12,156,821)	(4,148,475)	(30,855,739)	(1,405,150)
Interest Received	1,376	-	14,125	-
Interest Paid	(194,797)	(151,562)	(387,508)	(268,028)
Income Tax Paid	-	-		-
Miscellaneous Receipts	-	23,409		23,723
Cash Sourced/(Used) in Operating Activities	13,993,130	324,652	(2,888,141)	1,353,454

Cash Flows from Investing Activities
Cash Invested in Restricted Time Deposits	(8,296,028)	683,679	(9,220,334)	644,931
Investment in Notes	(19,122)	(258,819)	(325,071)	(283,646)
Payments for Purchases of Plant & Equipment	(895,049)	(37,768)	(1,140,421)	(761,310)
Payments for Construction of Plant & Equipment	9,682,471	(31,632)	(12,538,557)	(56,459)
Payments for Purchases of Land Use Rights	(28,552)	-	(46,926)	-
Payments for Purchases of Intangible Assets	(6,529)	-	(10,731)	(1,862)
Cash Used/(Sourced) in Investing Activities	(18,927,751)	355,460	(23,282,040)	(458,346)

Cash Flows from Financing Activities
Proceeds from Issuance of Preferred Stock	-	-	20,766,439	-
Proceeds from Bank Borrowings	(2,098,701)	(620,669)	3,191,202	(620,669)
Proceeds from Issuance of Notes	6,380,601	(62,067)	6,495,402	(80,687)
Dividends Paid	(174,029)	-	(174,029)
Cash Sourced/(Used) in Financing Activities	4,107,871	(682,736)	30,279,014	(701,356)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(826,750)	(2,624)	4,108,833	193,752

Effect of Currency Translation	365,343	(7)	566,953	925

Cash & Cash Equivalents at Beginning of Period	5,385,436	364,159	248,243	166,851

Cash & Cash Equivalents at End of Period	$4,924,029	$361,528	$4,924,029	$361,528
Non-Cash Investing Activity:
Value of residential property procured
in foreclosure proceedings taken
against Hubei: Deloong Group., Ltd.	989,168	-	989,168

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three months and six months ended June 30, 2007 and 2006
(Stated in US Dollars)

	3 months	3 months	6 months	6 months
	ended	ended	Ended	ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006

Net Income	$4,185,564	$922,044	$6,036,109	$1,342,035

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Amortization	21,613	35,517	41,748	35,517
Depreciation	394,934	191,052	767,205	369,011
Provision for Bad Debt on Note Receivable	566	-	930
Decrease/(Increase) in Accounts Receivable	(250,402)	4,691,537	(10,664,225)	3,723,648
Decrease/(Increase) in Other Receivable	6,855,447	3,423,528	6,179,461	(36,723)
Decrease/(Increase) in Inventory	(2,703,919)	708,944	(4,408,660)	207,180
Decrease/(Increase) in Advance to Suppliers	235,335	4,975,745	(3,022,938)	1,488,818
Decrease/(Increase) in Related Party Receivable	12,501,909	-	(485,718)	-
Decrease/(Increase) in Prepaid Local & VAT Taxes	(14,666)	-	(27,920)
Increase/(Decrease) in Accounts Payable	(6,102,502)	(4,326,193)	2,710,987	436,251
Increase/(Decrease) in Taxes Payable	(154,275)	438,677	(461,509)	352,122
Increase/(Decrease) in Other Payable	(3,507,381)	(3,077,790)	(3,082,623)	571,508
Increase/(Decrease) in Accrued Liabilities	335,507	-	523,897	-
Increase/(Decrease) in Customer Deposits	2,195,400	(7,658,409)	3,005,115	(7,135,913)

Total of all adjustments	9,807,566	(597,392)	(8,924,250)	11,416

Net Cash Provided by Operating Activities	$13,993,130	$324,652	$(2,888,141)	$1,353,454

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through its operating subsidiaries Wuhan Blower Co., Ltd. (“Wuhan Blower”) and Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating Equipment”). Wuhan Blower is a China-based manufacturer of industrial blowers that principally are components of steam driven electrical power generation plants. Wuhan Generating Equipment is a China-based manufacturer of industrial steam and water turbines, also principally for use in electrical power generation plants.

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

On February 7, 2007, the Company entered into a share exchange agreement with Fame Good International Limited (“Fame”) and Universe Faith Group Limited (“UFG”). Prior to the share exchange, Fame was the sole stockholder of UFG, which is the parent company of Wuhan Blower and Wuhan Generating Equipment. Pursuant to the share exchange, UFG became a wholly owned subsidiary of the Company and Fame became the Company’s controlling stockholder. On March 13, 2007, the Company changed its name from United National Film Corporation to Wuhan General Group (China), Inc.

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

The Company’s operations are conducted in the People’s Republic of China (“the PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

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

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. The company maintains bank accounts both in the People’s Republic of China and the United States of America.

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

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2007, and 2006, there were no significant impairments of its long-lived assets.

(l)	Revenue Recognition

Revenue from the sale of blower products and generating equipment is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

(m)	Cost of Sales

The Company’s cost of sales is comprised of raw materials, factory worker salaries and related benefits, machinery supplies, maintenance supplies, depreciation, utilities, inbound freight, purchasing and receiving costs, inspection and warehousing costs.

(n)	Selling Expenses

Selling expenses are comprised of outbound freight, salary for the sales force, client entertainment, commissions, depreciation, advertising, and travel and lodging expenses.

(o)	General & Administrative Expenses

General and administrative costs include outside consulting services, research & development, executive compensation, quality control, and general overhead such as the finance department, administrative staff, and depreciation and amortization expense.

(p)	Advertising

The Company expensed all advertising costs as incurred.

(q)	Research and Development

All research and development costs are expensed as incurred.

(r)	Foreign Currency Translation

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

Exchange Rates	June 30, 2007	December 31, 2006	June 30, 2006
Period end RMB : US$ exchange rate	7.62480	7.8175	8.00650
Average 6 & 12 month RMB : US$ exchange rate	7.72999	7.98189	8.03924

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

(s)	Income Taxes

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

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, the Company was approved as a highly advanced technology foreign investment enterprise in November 2005, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, the Company is entitled to a two year tax exemption. Following the expiration of this tax exemption, the Company will be required to pay a 7.5% tax rate for the next three years. Beginning November 2010, the Company will be allowed a 15% tax rate as long as the Company is located and registered in the high and advanced technology development zone.

The Company is subject to United States income tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on graduated rates based on the ranges shown in the following table: -

Taxable Income
Rate	Over	But not over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	0

(t)	Statutory Reserve

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

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

(u)	Other Comprehensive Income

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

(v)	Warranty Policy

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects management’s best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligation. New product launches require a greater use of judgment in developing estimates until historical experience becomes available.

(w)	Recent Accounting Pronouncements

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” to amend FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon an audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

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

4.	ACCOUNTS RECEIVABLE

	June 30, 2007	December 31, 2006
Total Accounts Receivable-Trade	$23,745,957	$12,807,824
Less: Allowance for Bad Debt	593,649	319,741
	$23,152,308	$12,488,083
Allowance for Bad Debts
Beginning Balance	319,741	13,528
Allowance Provided	273,908	306,213
Charged Against Allowance	-	-
Ending Balance	593,649	319,741

5.	NOTES RECEIVABLE

	June 30, 2007	December 31, 2006
Notes Receivable	$908,547	$1,572,644
Less: Allowance for Bad Debts	37,706	36,776
	$870,841	$1,535,868

The Company entered into a financing agreement with Hubei Deeloong Group Co., Ltd. (“Hubei”) on 12/31/2004. Under such agreement, the Company provided to Hubei an unsecured loan of $2,413,564 (RMB 20,000,000) for a two-year term from 1/1/2005 to 12/31/2006 at 0.5115% per month. After servicing the debt for two years, the Company determined that Hubei was in default because no further debt service had been made by Hubei, and as such the Company accrued provision for bad debts on the outstanding balance of the Note of $1,485,615 (RMB 11,500,000). Additionally, the Company took foreclosure proceedings against the personal assets of the owner of Hubei. In doing so, the Company acquired residential property to partially settle the outstanding debt. The property was valued at approximately $989,167 (RMB 7,542,202). The gross outstanding balance of the notes receivable includes the remaining outstanding portion from Hubei and numerous other notes. These other notes are unsecured instruments that were created in the normal course of business. The Company can either hold these notes to maturity or endorse them to its vendors.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

6.	INVENTORY

	June 30, 2007	December 31, 2006

Raw Materials	$2,186,849	$1,116,066
Work in Progress	3,761,429	2,058,889
Finished Goods	3,005,044	1,369,707
	$8,953,322	$4,544,662

7.	RELATED PARTY RECEIVABLE

There was a related party receivable of $485,718 from Gong Chong Limited. Gong Chong is a diversified investment company with major real estate holdings. Gong Chong is also owned by Mr. Xu Jie, the Company’s President and Chief Executive Officer. The Company has taken actions to bring the receivable from Gong Chong current.

The following table lists the former officers and directors along with their related outstanding balances, for whom Mr. Xu Jie has assumed the repayment of debt to the Company, at June 30, 2007:

Name	USD	RMB
Zhang Yuqun	31,653	241,351
Yu Debao	3,362	25,634
Li Yong	10,145	77,352
Wang Saishi	77,934	594,233
Chen Daili	45,924	350,159
Luo Shenshen	1,319	10,060
Yan Jiahuan	39,510	301,255
He Maoxiang	52,455	399,956
	$262,302	¥ 2,000,000

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment stated at cost less depreciation are comprised of the following as of June 30,: -

	June 30, 2007	December 31, 2006
Category of Asset
Buildings	$9,951,179	$9,597,812
Machinery & Equipment	8,566,831	8,353,453
Furniture & Fixtures	265,640	259,092
Auto	737,416	652,156
	19,521,066	18,862,513

Less: Accumulated Depreciation	2,377,141	1,609,936

	$17,143,925	$17,252,577

The Company’s real property consisted of approximately 440,000 square feet (44,233.40 square meters) of building floor space.

9.	LAND USE RIGHTS

	June 30, 2007	December 31, 2006
Category of Asset
Land Use Rights	$1,903,683	$1,856,757

Less: Accumulated Amortization	128,759	107,017
	$1,774,924	$1,749,740

The Company acquired through Wuhan Hi-Tech Blower Manufacturing Co. Ltd. (WBM) the Land Use Rights for three parcels of land totaling 108,706.90 square meters for a term of 50 years from March 1, 2004 to March 1, 2054 for $1,856,757 (RMB 14,515,200). The land is being used for the construction of the Company’s turbine manufacturing facility.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

10.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less amortization.

	March 31, 2007	December 31, 2006
Category of Asset
Trademarks	$131,151	$127,918
Mitsubishi License	287,662	280,571
CAD License	4,000	3,901
Microsoft License	12,525	12,217
	435,338	424,607

Less: Accumulated Amortization	80,048	60,042
	$355,290	$364,565

The weighted average amortization period for the Company’s intangible assets in total is 13.01 years.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft Technical Licenses is 10 years.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

11.	BANK LOANS AND NOTES

As of June 30, 2007, and December 31, 2006, the Company had banking facilities in the form of loans and notes payable.

			Interest Rate
	Name of Bank	Due Date	Per Annum	6/30/2007	12/31/2006
A.	Bank of Communication	4/11/2007	6.62%	-	4,732,971
B.	Bank of Communication	4/11/2007	6.62%	-	1,343,140
C.	CITIC Industrial Bank	10/12/2007	6.73%	2,542,820	2,430,445
D.	Shanghai Pudong Development Bank	10/18/2007	6.03%	7,265,764	2,046,690
E.	Agricultural Bank of China	10/31/2007	6.73%	1,311,510	1,279,181
F.	Agricultural Bank of China	10/31/2007	6.73%	1,311,510	1,279,181
G.	Hua Xia Bank Wuhan East Lake Sub-Branch	8/9/2007	5.80%	1,311,510	-
H.	CITIC Industrial Bank : Motor vehicles loan	2/28/2008	6.70%	15,374	49,697
I.	Wuhan East Lake Development Zone Zheng Qiao Cun: Note Payable	On Demand	6.00%	393,453	383,754
J.	Gong Chong: Note Payable	On Demand	0.00%	4,314,867	-
K.	Citic Industrial Bank Wuhan Zhu Ye Shan	2/16/2008	6.14%	2,623,020	-
L.	76 Various Other Notes	Various Dates	Various Rates	2,141,835	-
				23,231,663	13,545,059

Banking facilities extended by the Bank of Communication, CITIC Industrial Bank, Shanghai Pudong Development Bank and Agricultural Bank of China were secured by the Company’s mortgage of real property and margin deposits as disclosed in Restricted Cash on the Balance Sheet.

Motor vehicle loans extended by CITIC Industrial Bank were secured by the motor vehicles.

Note payable extended by Wuhan East Lake Development Zone Zheng Qiao Cun is unsecured and is payable on demand.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

12.	CONTRACT PAYABLE

Contract Payable represented accounts payable to contractors and suppliers involved in the construction of the new buildings of the turbine factory facilities.

13.	CAPITALIZATION

The Company originally had common stock capitalization of $ 12,349,602 as of December 31, 2006.

On February 7, 2007, the Company entered into a share exchange agreement with Fame Good International Limited (“Fame”) and Universe Faith Group Limited (“UFG”), which became the parent of Wuhan Blower Co. Ltd. Pursuant to the share exchange agreement, the Company issued 17,912,446 shares of common stock to Fame in exchange for all of the issued and outstanding capital stock of UFG.

As a result of the share exchange transaction, the Company retroactively restated its capitalization to reflect the effect of the share exchange.

On February 7, 2007, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement with nine institutional investors pursuant to which the Company issued to the investors an aggregate of 10,287,554 shares of Series A Convertible Preferred Stock at $2.33 per share for gross proceeds of $23,970,000. The Preferred Stock is convertible into shares of the Company’s common stock on a one-for-one basis and is entitled to a dividend equaling to 5% per annum, payable quarterly. As of June 30, 2007, none of the Preferred Stock was converted into common stock.

The net proceeds of $20,766,439 from the sale of Preferred Stock were accounted for as follows:

i.	Preferred Stock at $0.0001 par value 10,287,554 shares issued and outstanding	$ 1,029
ii.	Additional Paid-in Capital attributable to Preferred Stock	13,954,940
iii.	Additional Paid-in Capital attributable to Series A Warrants, Series J Warrants, and Series B Warrants	6,810,470
		$ 20,766,439

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
(Stated in US Dollars)

•
Series J Warrants to each of the preferred stock investors who invested at least $2,000,000 to purchase shares of common stock equaling to 100% of the preferred shares purchased, i.e., 9,358,370 shares at an exercise price of $2.33 per share for a term of 21 months from the closing date.

•
Series B Warrants to each recipient of Series J Warrants to purchase shares of common stock equal to 60% of common stock purchased pursuant to Series J Warrants, i.e. 5,615,021 shares at an exercise price of $2.57 per share for a term of five years from the closing date.

The total of the above Series A, J, and B Warrants amount to 21,145,922 shares of common stock underlying warrants.

In consideration of services provided by 1st BridgeHouse Securities, LLC in connection with the private placement of preferred stock and warrants, the Company issued to 1st BridgeHouse the following placement agent warrants for a term of ten years from the date of issuance:

Series of Warrant	Number of Shares	Exercise Price
Series C	1,028,755	$2.57
Series AA	617,253	2.83
Series BB	561,502	2.83
Series JJ	935,837	2.57
	3,143,347

The grand total of all warrants issued to preferred stock purchasers and the placement agent amount to 24,289,269 shares of common stock. As of June 30, 2007, none of these warrants has been exercised.

In preparation for future stock issuances upon exercise of the warrants, the Company has reserved a number of shares equal to 150% of the number of shares of common stock necessary to effect the conversion of all of the preferred shares and exercise of the warrants then outstanding.

14.	COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is committed to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered paid in capital. The Company had future unfunded commitments, as determined below:

	June 30, 2007	December 31, 2006

Common Stock Capital	$12,351,573	$12,351,573
50% maximum thereof	$6,175,786	$6,175,786
Less: Amounts Appropriated to Statutory Reserve	622,151	622,151
Unfunded Commitment	$5,553,635	$5,553,635

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

15.	OTHER INCOME

	June 30, 2007	June 30, 2006
Tax Refund	$-	$-
Sundry Income	-	23,723
	$-	$23,723

16.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%; however, the Company was approved as a highly advanced technology foreign investment enterprise in November 2005, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, the Company is entitled to a two year tax exemption. Following the expiration of this tax exemption, the Company will be required to pay 7.5% tax rate for the next three years. Beginning November 2010, the Company will be allowed a 15% tax rate as long as the Company is located and registered in the high and advanced technology development zone. Before expiration of the aforementioned two year tax exemption, the company also applied for a six year tax free holiday under newly enacted PRC tax laws. Management believes it will be imminently granted such a holiday by the relevant Chinese government authorities; therefore, for the years ended December 31, 2006, 2005, and 2004 the Company made no provision for income taxes. On February 7, 2007, income from the Company’s foreign subsidiaries became subject to U.S. income tax law; however, this tax is deferred until foreign source income is repatriated to the Company which has not yet occurred.

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

Pursuant to the Stock Purchase Agreement, the Company issued to the investors, on a pro rata basis, warrants to purchase an aggregate of 6,172,531 shares of common stock at an exercise price of $2.57 per share (subject to adjustment), expiring five years from the date of issuance. Certain of the investors (those investing at least $2 million) received additional warrants to purchase an aggregate of 9,358,370 shares at a price of $2.33 per share for a term of 21 months, as well as warrants to purchase an aggregate of 5,615,021 shares at a price of $2.57 per share, for a term of five years.

The Company is using the net proceeds from the sale of preferred stock and warrants to pay for the construction of the turbine manufacturing facility in Wuhan, China and for the purchase of equipment to be used in that facility. Any remaining net proceeds will be used for working capital.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

18.	WARRANTY EXPENSE

	June 30,	December 31,
	2007	2006
Beginning Balance	249,234	-
Warranty Liability Provided	453,466	249,234
Charged Against Liability	24,163	-
Ending Balance	$726,864	$249,234

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (“the Company”) as of June 30, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods then ended. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP
South San Francisco, California	Samuel H. Wong & Co., LLP
July 27, 2007	Certified Public Accountants

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this report includes some statements that are not purely historical fact and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, growth of our blower business and establishment of our turbine business. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Sales. Sales increased $13.40 million, or 323.26% to $17.54 million for the three months ended June 30, 2007 from $4.14 million for the same period in 2006. This increase was mainly attributable to increased sales to Mitsubishi Heavy Industries, Ltd., increased demand for anti-pollution equipment in China and increased demand for blowers in mining operations.

Cost of Sales. Our cost of sales increased $9.67 million, or 391.82%, to $12.13 million for the three months ended June 30, 2007 from $2.47 million during the same period in 2006. This increase was due to the significant increase in blower sales and the introduction of our turbine products. As a percentage of sales, the cost of sales was 69.17% during the three months ended June 30, 2007 compared to 59.53% in the same period of 2006. This increase was primarily attributable to the introduction of our turbine products, which had a higher cost of sales given the associated start-up costs.

Gross Profit. Our gross profit increased $3.73 million, or 222.41%, to $5.41 million for the three months ended June 30, 2007 from $1.68 million for the same period in 2006. Gross profit as a percentage of sales was 30.83% for the three months ended June 30, 2007 compared to 40.47% during the same period in 2006.

Selling Expenses. Our selling expenses increased $188,744, or 77.44%, to $432,488 for the three months ended June 30, 2007 from $243,744 for the same period in 2006. As a percentage of sales, selling expenses were 2.47% for the three months ended June 30, 2007 compared to 5.88% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales.

General and Administrative Expenses. Our general and administrative expenses decreased $25,876, or 6.75%, to $357,542 for the three months ended June 30, 2007 from $383,418 for the same period in 2006. As a percentage of sales, general and administrative expenses were 2.04% for the three months ended June 30, 2007 compared to 9.25% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales and more efficient control of our general and administrative expenses.

Warranty Expense. Our warranty expense increased to $239,301 for the three months ended June 30, 2007 from $0 for the same period in 2006. As a percentage of sales, warranty expense was 1.36% for the three months ended June 30, 2007 compared to 0% for the same period in 2006.

Operating Income. Our operating income increased $3.33 million, or 316.93% to $4.38 million for the three months ended June 30, 2007 from $1.05 million for the same period in 2006. As a percentage of sales, operating income was 24.96% for the three months ended June 30, 2007 compared to 25.34% for the same period in 2006. This decrease was due primarily to the introduction of turbine products, which had lower gross margins than the Company’s blower products.

Other Income. We had no “other income” for the three months ended June 30, 2007 compared to $23,409 for the same period in 2006.

Interest Income. Our interest income increased to $1,376 for the three months ended June 30, 2007 from $0 for the same period in 2006. This increase was due to interest we received on deposits with Shanghai Pudong Development Bank.

Interest Expense. Our interest expense increased $43,235, or 28.53%, to $194,797 for the three months ended June 30, 2007 from $151,562 for the same period in 2006. This increase was due to our significant increase in bank loans and notes. As a percentage of sales, interest expense was 1.11% for the three months ended June 30, 2007 compared to 3.66% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to our increase in the comparative use of equity financing to fund our significant growth.

Income Tax. Due to a tax exemption, Wuhan Blower and Wuhan Generating were not subject to PRC income tax during the three months ended June 30, 2007 or during the same period in 2006. Wuhan General did not incur any U.S. income tax liability during the three months ended June 30, 2007 or during the same period in 2006.

Net Income. Net income increased $3.26 million, or 353.94%, to $4.19 million during the three months ended June 30, 2007 from $0.92 million during the same period in 2006, as a result of the factors described above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Sales. Sales increased $23.37 million, or 362.18% to $29.82 million for the six months ended June 30, 2007 from $6.45 million for the same period in 2006. This increase was mainly attributable to increased sales to Mitsubishi Heavy Industries, Ltd., increased demand for anti-pollution equipment in China and increased demand for blowers in mining operations.

Cost of Sales. Our cost of sales increased $16.75 million, or 449.90%, to $20.47 million for the six months ended June 30, 2007 from $3.72 million during the same period in 2006. This increase was due to the significant increase in blower sales and the introduction of our turbine products. As a percentage of sales, the cost of sales was 68.65% during the six months ended June 30, 2007 compared to 57.70% in the same period of 2006. This increase was primarily attributable to the introduction of our turbine products, which had a higher cost of sales given the associated start-up costs.

Gross Profit. Our gross profit increased $6.62 million, or 242.53%, to $9.35 million for the six months ended June 30, 2007 from $2.73 million for the same period in 2006. Gross profit as a percentage of sales was 31.35% for the six months ended June 30, 2007 compared to 42.30% during the same period in 2006.

Selling Expenses. Our selling expenses increased $294,213, or 73.48%, to $694,610 for the six months ended June 30, 2007 from $400,397 for the same period in 2006. As a percentage of sales, selling expenses were 2.33% for the six months ended June 30, 2007 compared to 6.21% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales.

General and Administrative Expenses. Our general and administrative expenses increased $1.08 million, or 145.24%, to $1.82 million for the six months ended June 30, 2007 from $0.74 million for the same period in 2006. As a percentage of sales, general and administrative expenses were 6.10% for the six months ended June 30, 2007 compared to 11.50% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales and more efficient control of our general and administrative expenses.

Warranty Expense. Our warranty expense increased to $423,461 for the six months ended June 30, 2007 from $0 for the same period in 2006. As a percentage of sales, warranty expense was 1.42% for the six months ended June 30, 2007 compared to 0% for the same period in 2006.

Operating Income. Our operating income increased $4.82 million, or 303.98% to $6.41 million for the six months ended June 30, 2007 from $1.59 million for the same period in 2006. As a percentage of sales, operating income was 21.50% for the six months ended June 30, 2007 compared to 24.60% for the same period in 2006. This decrease was due primarily to the introduction of turbine products, which had lower gross margins than the Company’s blower products.

Other Income. Our other income decreased to $0 for the six months ended June 30, 2007 from $23,723 for the same period in 2006.

Interest Income. Our interest income increased to $14,125 for the six months ended June 30, 2007 from $0 for the same period in 2006. This increase was due to interest we received on deposits with Shanghai Pudong Development Bank.

Interest Expense. Our interest expense increased $119,480, or 44.58%, to $387,508 for the six months ended June 30, 2007 from $268,028 for the same period in 2006. This increase was due to our significant increase in bank loans and notes. As a percentage of sales, interest expense was 1.30% for the six months ended June 30, 2007 compared to 4.15% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to our increase in the comparative use of equity financing to fund our significant growth.

Income Tax. Due to a tax exemption, Wuhan Blower and Wuhan Generating were not subject to PRC income tax during the six months ended June 30, 2007 or during the same period in 2006. Wuhan General did not incur any U.S. income tax liability during the six months ended June 30, 2007 or during the same period in 2006.

Net Income. Net income increased $4.69 million, or 349.77%, to $6.04 million during the six months ended June 30, 2007 from $1.34 million during the same period in 2006, as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents (including restricted cash) of $14.53 million.

As of June 30, 2007, we had banking facilities in the form of bank loans and loan facilities from other non-bank entities totaling approximately $23.23 million (based on an exchange rate of 7.62480 RMB per 1 U.S. dollar). Information regarding these loans is set forth below in US $.

Name of Bank	Due Date	Interest Rate Per Annum	6/30/2007
A. CITIC Industrial Bank	10/12/2007	6.73%	$2,542,820
B. Shanghai Pudong Development Bank	10/18/2007	6.03%	7,265,764
C. Agricultural Bank of China	10/31/2007	6.73%	1,311,510
D. Agricultural Bank of China	10/31/2007	6.73%	1,311,510
E. Hua Xia Bank Wuhan East Lake Sub-Branch	8/9/2007	5.80%	1,311,510
F. CITIC Industrial Bank : Motor vehicle loan	2/28/2008	6.70%	15,374
G. Wuhan East Lake Development Zone Zheng Qiao Cun: Note Payable	On Demand	6.00%	393,453
H. Gong Chong: Note Payable	On Demand	0.00%	4,314,867
I. Citic Industrial Bank Wuhan Zhu Ye Shan	2/16/2008	6.14%	2,623,020
J. 76 other notes	Various Dates	Various Rates	2,141,835
			$23,231,663

We plan to either repay this debt as it matures or refinance this debt with other debt.  Since December 31, 2006, the amount of our outstanding debt from bank loans and notes has increased $9.69 million.  This significant increase in debt was necessary to fund the cost of our growth.

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

We expect our liquidity to increase over the next 12 months due to anticipated increased sales of our blower and turbine products.

We believe that our currently available working capital, combined with cash from operations, should be adequate to sustain our operations at our current levels through at least the next 12 months.

For the quarter ended June 30, 2007, our cash flow from operating activities was $13,993,130. This was a substantial improvement from the previous quarter in which we had operating cash flow of $(16,881,271). This improvement in cash flow from operations resulted primarily from the $26,343,372 in cash we received from customers in the second quarter of 2007, compared to $1,997,609 in the first quarter of this year. The majority of our customers pay us in installments at various stages of completion, including production, delivery, installation, and satisfactory operation for a specified period. This causes our accounts receivable cycle to be up to 18 months long. We are reviewing our standard payment terms and accounts receivable policies in order to collect on our accounts receivable in a timelier manner. At June 30, 2007, we had $23,152,308 in accounts receivable, compared to $22,901,906 at March 31, 2007.

At June 30, 2007, we also had $2,631,238 in other receivables.  We also had notes receivable of $870,841 at June 30, 2007. These notes receivable represent the transformation of certain of the Company’s accounts receivable into notes, which, as negotiable instruments, provide the Company with greater liquidity.

At June 30, 2007, we had contract payable in the amount of $655,755. We had other payable of $1,512,016 at June 30, 2007 related to accruals for materials that have been provided or services rendered, but for which no invoice has been received from the vendor.

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

Cash and Cash Equivalents: We consider all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. We maintain bank accounts both in the PRC and in the United States of America.

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

Accounting for Impairment of Long-Lived Assets: We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of June 30, 2007, there were no significant impairments of long-lived assets.

Revenue Recognition: Revenue from the sale of blower products and generating equipment is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

Cost of Sales: Our cost of sales is comprised of raw materials, factory worker salaries and related benefits, machinery supplies, maintenance supplies, depreciation, utilities, inbound freight, purchasing and receiving costs, inspection and warehousing costs.

Selling Expenses: Selling expenses are comprised of outbound freight, salary for the sales force, client entertainment, commissions, depreciation, advertising, and travel and lodging expenses.

General & Administrative Expenses: General and administrative costs include outside consulting services, research & development, executive compensation, quality control, and general overhead such as the finance department, administrative staff, and depreciation and amortization expense.

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

Exchange Rates	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Period end RMB: US$ exchange rate	7.62480	8.00650
Average RMB during period: US$ exchange rate	7.72999	8.03924

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

Warranty Policy: The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects management’s best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligation. New product launches require a greater use of judgment in developing estimates until historical experience becomes available.

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

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon an audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

Item 3. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

As we have disclosed in our prior SEC filings, we conduct all of our operations through our Chinese operating subsidiaries, which were privately owned until February 2007. At the time of their acquisition, these Chinese companies did not have in place the financial controls and procedures required of a U.S. public company. Now as a public company, we have implemented and continue to implement remediation initiatives and interim measures with respect to our internal controls over financial reporting during the quarter ended June 30, 2007 and through the current date.

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

Remediation Initiative

Our outside legal counsel has met with our new board of directors to discuss the role and responsibilities of the board of a U.S. public company. In addition, our outside legal counsel has held a separate meeting with the members of the audit committee to discuss the role and responsibilities of the audit committee of a U.S. public company. We intend to hold additional meetings with our outside legal counsel in order to increase the knowledge and understanding of our board and audit committee members.

We also have increased the frequency of board and audit committee meetings. Our audit committee has adopted a written charter. We intend to increase coordination between our accounting staff, outside auditors and audit committee in conjunction with the preparation of future financial statements.

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

Remediation Initiative

We have recently expanded our internal accounting staff and intend to continue this effort in the future. In particular, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to allocate additional resources to train our existing accounting staff.

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

Remediation Initiative

We intend to develop policies and procedures to enhance the integration and automation for data entry in our accounting software. In the interim, we have improved the verification of data entered into our accounting software.

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

Changes in Internal Controls over Financial Reporting

Other than the remediation measures described above, during the quarter ended June 30, 2007, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 20, 2007

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

* Filed herewith