Form 10QSB/A
period 2007-06-30
WUHAN GENERAL GROUP (CHINA), INC
filed 2007-11-14
CIK 842694

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 19,712,446 shares of Common Stock, $.0001 par value per share, outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format:
Yes ☐ No ☒

EXPLANATORY NOTE

This form 10-QSB/A (this “Amendment”) amends the Form 10-QSB of Wuhan General Group (China), Inc. (the “Company”) for the quarter ended June 30, 2007, as originally filed with the Securities and Exchange Commission (“SEC”) on August 20, 2007 (the “Original Filing”). This Amendment amends and restates the Financial Statements and related Notes to the Financial Statements to correct errors in the Financial Statements of the Original Filing. The most significant corrections were made to the Balance Sheet in the Original Filing, which incorrectly stated that cash was $4,924,029, other receivable was $2,631,238 and construction in progress was $12,573,861 as of June 30, 2007. This Amendment amends the Balance Sheet to reflect that cash was $924,029, other receivable was $8,484,157 and construction in progress was $7,709,314 as of June 30, 2007.

For the convenience of the reader, this Amendment sets forth only Part I, Item 1 - Financial Statements. No other information in the Original Filing is amended hereby. Part I, Item 1 has not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to SEC rules, Part II, Item 6 of the Original Filing has been amended to contain currently-dated certificates from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as exhibits 31.1, 31.2, 32.1 and 32.2.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At June 30, 2007, and December 31, 2006
(Stated in US Dollars)

	Note
ASSETS		June 30, 2007	December 31, 2006
		(unaudited)	(audited)
Cash	2(e)	924,029	248,243
Restricted Cash	3	9,602,864	382,530
Notes Receivable	4	870,841	1,535,868
Accounts Receivable	2(f),5	23,152,308	12,488,083
Other Receivable		8,484,157	8,810,699
Inventory	2(g),6	8,953,322	4,544,662
Advances to Suppliers		8,050,574	2,746,325
Advances to Employees	7	621,116	255,836
Prepaid Taxes		31,809	3,889
Real Property Available for Sale		989,168	-
Total Current Assets		61,680,188	31,016,135

Property, Plant & Equipment, net	2(h),8	17,143,925	17,252,577
Land Use Rights, net	2(j), 10	1,774,924	1,749,740
Construction in Progress	9	7,709,314	35,304
Intangible Assets, net	2(i),11	355,290	364,565
Total Assets		88,663,641	$50,418,321

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities

Bank Loans & Notes	12	23,231,663	13,545,059
Accounts Payable		11,242,839	8,531,852
Accrued Liabilities	13	878,066	354,169
Contract Payable	14	-	1,137,623
Taxes Payable		1,262,035	1,723,544
Other Payable		2,043,101	4,594,639
Dividend Payable		299,625	-
Customer Deposits		4,592,421	1,587,306
Total Current Liabilities		43,549,750	31,474,192

Total Liabilities		43,549,750	31,474,192

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At June 30, 2007, and December 31, 2006
(Stated in US Dollars)

	Note
Stockholders' Equity		June 30, 2007	December 31, 2006
		(unaudited)	(audited)
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 10,287,554 Shares of Series A Convertible Preferred Stock Issued & Outstanding at June 30, 2007	15	1,029	-
Additional Paid in Capital - Preferred Stock		13,466,990	-
Additional Paid in Capital - Warrants	15	6,572,334	-
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 19,712,446 Shares Issued & Outstanding at June 30, 2007, December 31, 2006.	15	1,971	1,971
Additional Paid in Capital		12,349,602	12,349,602
Statutory Reserve	2(t),16	622,151	622,151
Retained Earnings		10,936,769	5,200,285
Accumulated Other Comprehensive Income	2(u)	1,163,045	770,120
Total Stockholders' Equity		45,113,891	18,944,129

Total Liabilities & Stockholders' Equity		88,663,641	$50,418,321

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the three and six months ended June 30, 2007 and 2006
(Stated in US Dollars)

	Note	3 months	3 months	6 months	6 months
		Ended	ended	ended	ended
Revenue		6/30/2007	6/30/2006	6/30/2007	6/30/2006
Sales		$17,542,361	$4,144,626	$29,819,700	$6,451,900
Cost of Sales		12,133,967	2,467,163	20,471,948	3,722,882
Gross Profit		5,408,394	1,677,463	9,347,752	2,729,018

Operating Expenses
Selling Expenses		432,488	243,744	694,610	400,397
General & Administrative Expenses		357,542	383,418	1,819,146	741,767
Warranty Expense	2(v),13	239,301	-	423,461	-
Total Operating Expense		1,029,331	627,161	2,937,217	1,142,164

Operating Income		4,379,063	1,050,302	6,410,535	1,586,854

Other Income (Expenses)
Other Income	17	-	23,409	-	23,723
Interest Income		1,376	-	14,125	-
Other Expenses		(78)	(105)	(1,043)	(514)
Interest Expense		(194,797)	(151,562)	(387,508)	(268,028)
Total Other Income (Loss) & Expense		(193,499)	(128,258)	(374,426)	(244,819)

Earnings before Tax		4,185,564	922,044	6,036,109	1,342,035

Income Tax	2(s), 18	-	-	-	-

Net Income		4,185,564	922,044	6,036,109	1,342,035

Preferred Dividends Declared		299,625	-	473,625	-

Income Available to Common Shareholders		$3,885,939	$922,044	$5,562,484	$1,342,035

Earnings Per Share
Basic		$0.20	$0.05	$0.28	$0.07
Diluted		$0.11	$0.05	$0.18	$0.07

Weighted Average Shares Outstanding
Basic		19,712,446	19,712,446	19,712,446	19,712,446
Diluted		38,048,658	19,712,446	34,300,371	19,712,446

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Stockholders’ Equity
For the six months ended June 30, 2007 and 2006
(Stated in US Dollars)

			Preferred				Common
			Stock	Warrants			Stock			Accumulated
	Preferred Stock		Additional	Additional	Common Stock		Additional			Other
	Shares		Paid in	Paid in	Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Capital	Capital	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2006					19,712,446	1,971	6,033,911	-	2,620,167	282,736	8,938,785
Increases to Additional Paid-In Capital from Contribution of Capital Equipment							6,315,691				6,315,691
Net Income									3,202,269		3,202,269
Appropriations of Retained Earnings								622,151	(622,151)		-
Foreign Currency Translation Adjustment										487,384	487,384
Balance, December 31, 2006					19,712,446	1,971	12,349,602	622,151	5,200,285	770,120	18,944,129

Balance, January 1, 2007					19,712,446	1,971	12,349,602	622,151	5,200,285	770,120	18,944,129
Issuance of Common Stock for Cash											-
Issuance of Preferred Stock for Cash	10,287,554	1,029									1,029
Increase in Additional Paid in Capital from Issuance of Preferred Stock			13,466,990								13,466,990
Increase in Additional Paid in Capital from Issuance of Warrants				6,572,334							6,572,334
Net Income									6,036,109		6,036,109
Preferred Dividends Declared									(473,654)		(473,654)
Foreign Currency Translation Adjustment										566,954	566,954
Balance, June 30, 2007	10,287,554	1,029	13,466,990	6,572,334	19,712,446	1,971	12,349,602	622,151	10,762,740	1,337,074	45,113,891

See Accompanying Notes to the Financial Statements and Accountant’s Report.

	6/30/2007	2006	2005	2004	Total
Comprehensive Income
Net Income	6,036,109	3,202,269	2,371,760	248,406	11,858,545
Other Comprehensive Income					-
Foreign Currency Translation Adjustment	566,954	487,384	206,058	76,678	1,337,074
Total Comprehensive Income	$6,603,063	$3,689,653	$2,577,818	$325,084	$13,195,619

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Cash Flows
For the three months and six months ended June 30, 2007 and 2006
(Stated in US Dollars)

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
Cash Flow from Operating Activities	6/30/2007	6/30/2006	6/30/2007	6/30/2006
Cash Received from Customers	$20,490,453	$4,601,280	$22,488,062	$3,002,909
Cash Paid to Suppliers & Employees	(14,512,695)	(4,148,475)	(32,485,527)	(1,405,150)
Interest Received	1,376	-	14,125	-
Interest Paid	(194,797)	(151,562)	(387,508)	(268,028)
Income Tax Paid	-	-	-	-
Miscellaneous Receipts	-	23,409	-	23,723
Cash Sourced/(Used) in Operating Activities	5,784,337	324,652	(10,370,848)	1,353,454

Cash Flows from Investing Activities
Cash Invested in Restricted Time Deposits	(8,296,028)	683,679	(9,220,334)	644,931
Repayment of/(Investment in) Notes	(19,122)	(258,819)	664,097	(283,646)
Payments for Purchases of Plant & Equipment	(1,550,804)	(37,768)	(989,168)	(761,310)
Payments for Construction of Plant & Equipment	(4,817,924)	(31,632)	(1,796,176)	(56,459)
Payments for Purchases of Land Use Rights	(28,552)	-	(7,674,010)	-
Payments for Purchases of Intangible Assets	(6,529)	-	(46,926)	(1,862)
Cash Used/(Sourced) in Investing Activities	(14,718,959)	355,460	(10,731)	(458,346)

Cash Flows from Financing Activities
Proceeds from Issuance of Preferred Stock	-	-	20,040,353	-
Proceeds from Bank Borrowings	(2,098,701)	(620,669)	3,191,202	(620,669)
Proceeds from Issuance of Notes	6,380,601	(62,067)	6,495,402	(80,687)
Dividends Paid	(174,029)	-	(174,029)
Cash Sourced/(Used) in Financing Activities	4,107,871	(682,736)	29,552,928	(701,356)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(4,826,751)	(2,624)	108,833	193,752

Effect of Currency Translation	365,343	(7)	566,953	925

Cash & Cash Equivalents at Beginning of Period	5,385,436	364,159	248,243	166,851

Cash & Cash Equivalents at End of Period	$924,029	$361,528	$924,029	$361,528
Non-Cash Investing Activity:
Value of residential property procured in foreclosure proceedings taken against Hubei Dilong Industrial Group Co., Ltd.	989,168	-	989,168	-

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three months and six months ended June 30, 2007 and 2006
(Stated in US Dollars)

	3 months	3 months	6 months	6 months
	ended	ended	Ended	ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006

Net Income	$4,185,564	$922,044	$6,036,109	$1,342,035

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Amortization	21,613	35,517	41,748	35,517
Depreciation	394,934	191,052	767,205	369,011
Provision for Bad Debt on Note Receivable	566	-	930	-
Decrease/(Increase) in Accounts Receivable	(250,402)	4,691,537	(10,664,225)	3,723,648
Decrease/(Increase) in Other Receivable	1,002,528	3,423,528	326,542	(36,723)
Decrease/(Increase) in Inventory	(2,703,919)	708,944	(4,408,660)	207,180
Decrease/(Increase) in Advances to Suppliers	(2,045,976)	4,975,745	(5,304,249)	1,488,818
Decrease/(Increase) in Advances to Employees	12,622,347	-	(365,280)	-
Decrease/(Increase) in Prepaid Local & VAT Taxes	(14,666)	-	(27,920)	-
Increase/(Decrease) in Accounts Payable	(6,102,502)	(4,326,193)	2,710,987	436,251
Increase/(Decrease) in Taxes Payable	(154,275)	438,677	(461,509)	352,122
Increase/(Decrease) in Other Payable	(3,702,382)	(3,077,790)	(2,551,538)	571,508
Increase/(Decrease) in Accrued Liabilities	335,507	-	523,897	-
Increase/(Decrease) in Customer Deposits	2,195,400	(7,658,409)	3,005,115	(7,135,913)

Total of all adjustments	1,598,773	(597,392)	(16,406,957)	11,416

Net Cash Provided by Operating Activities	$5,784,337	$324,652	$(10,370,848)	$1,353,454

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

Accordingly, the financial data included in the accompanying consolidated financial statements for all periods prior to February 7, 2007 is that of the accounting acquirer (UFG). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented. See also Note 15 - Capitalization.

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

The interim consolidated financial statements include the accounts of the Company and its subsidiaries, UFG, Wuhan Blower, and Wuhan Generating Equipment. Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

(c)	Economic and Political Risks

The Company’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

(d)	Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These assumptions and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation of useful lives of property, plant and equipment. Actual results could differ from these estimates.

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. The company maintains bank accounts in the People’s Republic of China, and an escrow account in the United States of America.

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

Revenue from the sale of blower products and generating equipment is recognized at the time of the transfer of risks and rewards of ownership, which generally occurs when the goods are delivered to customers and the title passes.

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

(p)	Advertising

The Company expenses all advertising costs as incurred.

(q)	Research and Development

The Company expenses all research and development costs as incurred.

(r)	Foreign Currency Translation

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

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Translation adjustments are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

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

The Company’s foreign subsidiaries are subject to U.S. income tax liability; however the tax liability is deferred until foreign source income is repatriated to the Company.

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

(w)	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for warrants and the as-if method for convertible securities. Dilutive potential common shares include outstanding warrants, and convertible preferred stock.

(x)	Recent Accounting Pronouncements

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

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon an audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

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

An escrow account held in the United States is also included as a part of restricted cash. The funds in the escrow account were designated for the payment of fees or expenses in connection with investor or public relations or securities law compliance, including related legal fees.

4.  NOTES RECEIVABLE

	June 30, 2007	December 31, 2006
Notes Receivable	$908,547	$1,572,644
Less: Allowance for Bad Debts	37,706	36,776
	$870,841	$1,535,868

The Company entered into a financing agreement with Hubei Dilong Industrial Group Co., Ltd. (“Hubei”) on December 31, 2004. Under such agreement, the Company provided to Hubei an unsecured loan of $2,413,564 (RMB 20,000,000) for a two-year term from January 1, 2005 to December 31, 2006 at 0.5115% per month. After servicing the debt for two years, the Company determined that Hubei was in default because no further debt service had been made by Hubei, and as such the Company accrued provision for bad debts on the outstanding balance of the Note of $1,485,615 (RMB 11,500,000). Additionally, Hubei surrendered real property to the Company to partially settle its outstanding debt. The property was valued at approximately $989,167 (RMB 7,542,202); accordingly the outstanding principal was $526,471 (RMB 3,957,798). The Company also accrued interest receivable of $138,530 (RMB 1,041,414) to Hubei’s outstanding balance. The Company also had $159,982 (RMB 1,202,677) of tender deposits carried in the Other Receivables line item on the balance sheet with Hubei. The Company had reclassified that balance from Other Receivables into Hubei outstanding Notes Receivable’s balance. As of June 30, 2007, the total outstanding balance for Notes Receivable from Hubei was $721,227 (RMB 5,499,212). The entire outstanding balance of Notes Receivable had been re-formalized by a new repayment contract entered into by the Company and Hubei on May 24, 2007

The remaining balance of $187,320 (RMB 1,428,281) carried in the Notes Receivable account are composed of bank drafts drawn by the Company’s customers against the customer’s margin deposits with their banks. These bank drafts are liquid instruments that can be either (a) endorsed to the Company vendors, or (b) discounted to the Company’s own bank. The Company chooses to carry these instruments as notes receivable instead of cash primarily because of the associated time element of these notes, as they normally are due at a later point in time. Therefore, these bank drafts represent slightly different risk and reward characteristics.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

5.  ACCOUNTS RECEIVABLE
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

7.  ADVANCES TO EMPLOYEES

Advances to Employees of $621,116 and $255,836 as of June 30, 2007 and December 31, 2006, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople. In the event that a salesperson leaves the Company prior to earning sales commission sufficient to offset advances received by such salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is an executive officer or director of the Company.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which is stated at cost less depreciation, was composed of the following as of June 30:

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

9.  CONSTRUCTION IN PROGRESS

The Company is in the process of developing a new 1,170,000 square feet turbine manufacturing facility within its factory campus.

Construction in progress represents the direct costs of design, acquisition, construction of buildings, building improvements, and land improvement. These costs are capitalized in the Construction -in-Progress account until substantially all activities necessary to prepare the assets for their intended use are completed. At such point, the Construction-in-Progress account is closed and the capitalized costs are transferred to their appropriate asset classifications. No depreciation is provided until it is completed and ready for the intended use.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

10.  LAND USE RIGHTS

	June 30, 2007	December 31, 2006
Category of Asset
Land Use Rights	$1,903,683	$1,856,757

Less: Accumulated Amortization	128,759	107,017
	$1,774,924	$1,749,740

The Company acquired through Wuhan Hi-Tech Blower Manufacturing Co. Ltd. (WBM) the Land Use Rights for three parcels of land totaling 1,170,000 square feet for a term of 50 years from March 1, 2004 to March 1, 2054 for $1,856,757 (RMB 14,515,200). The land has been used for the Company’s facilities, including the blower manufacturing facilities, turbine manufacturing facility, warehouses, testing facilities, dormitories, and administrative buildings.

11.  INTANGIBLE ASSETS

The following categories of assets are stated at cost less amortization.

	June 30, 2007	December 31, 2006
Category of Asset
Trademarks	$131,151	$127,918
Mitsubishi License	287,662	280,571
CAD License	4,000	3,901
Microsoft License	12,525	12,217
	435,338	424,607

Less: Accumulated Amortization	80,048	60,042

	$355,290	$364,565

The weighted average amortization period for the Company’s intangible assets in total is 13.01 years.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

12.  BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at June 30, 2007, and December 31, 2006, for the Company’s bank loans and notes payable.

			Interest Rate
	Name of Bank or Note Holder	Due Date	Per Annum	6/30/2007	12/31/2006
A.	Bank of Communication	4/11/2007	6.62%	$-	$4,732,971
B.	Bank of Communication	4/11/2007	6.62%	-	1,343,140
C.	CITIC Industrial Bank	10/12/2007	6.73%	2,542,820	2,430,445
D.	Shanghai Pudong Development Bank	10/18/2007	6.03%	7,265,764	2,046,690
E.	Agricultural Bank of China	10/31/2007	6.73%	1,311,510	1,279,181
F.	Agricultural Bank of China	10/31/2007	6.73%	1,311,510	1,279,181
G.	Hua Xia Bank Wuhan East Lake Sub-Branch	8/9/2007	5.85%	1,311,510	-
H.	CITIC Industrial Bank : Motor vehicles loan	2/28/2008	6.70%	15,374	49,697
I.	Wuhan East Lake Development Zone Zheng Qiao Cun: Note Payable	On Demand	6.00%	393,453	383,754
J.	Gong Chong: Note Payable	On Demand	0.00%	4,314,867	-
K.	Citic Industrial Bank Wuhan Zhu Ye Shan	2/16/2008	6.14%	2,623,020	-
L.	76 Various Other Notes	Various Dates	Various Rates	2,141,835	-
				$23,231,663	$13,545,059

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

Certain notes payable, as indicated above, do not have a stated rate of interest. These notes are payable on demand to the Company’s creditors. The creditors have given extended credit terms secured by pledge of the Company’s restricted cash.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

13.  WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet under Accrued Liabilities. The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary. The Company’s typical sales contracts provide for a warranty period of 12-18 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Balance at beginning of period	$249,234	-
Add: Accruals for current & pre-existing warranties issued during period	453,466	-
Less: Settlements made during period	24,163	-
Balance at end of period	$678,537	-

14.  CONTRACT PAYABLE

Contract Payable represents accounts payable to contractors and suppliers in connection with the construction of the Company’s new turbine manufacturing facilities.

15.  CAPITALIZATION

The Company originally had common stock capitalization of $ 12,349,602 as of December 31, 2006.

On February 7, 2007, the Company entered into a share exchange agreement with Fame Good International Limited (“Fame”) and Universe Faith Group Limited (“UFG”), which is the sole stockholder of Wuhan Blower Co. Ltd. Pursuant to the share exchange agreement, the Company issued 17,912,446 shares of common stock to Fame in exchange for all of the issued and outstanding capital stock of UFG.

As a result of the share exchange transaction, the Company retroactively restated its capitalization to reflect the effect of the share exchange.

On February 7, 2007, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement with nine institutional investors pursuant to which the Company issued to the investors an aggregate of 10,287,554 shares of Series A Convertible Preferred Stock at $2.33 per share for gross proceeds of $23,970,000. The Preferred Stock is convertible into shares of the Company’s common stock on a one-for-one basis. Holders of the Preferred Stock are entitled to a dividend equal to 5% per annum of the amount invested, subject to adjustment. These dividends are payable quarterly. As of June 30, 2007, none of the Preferred Stock had been converted into common stock.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)
The net proceeds of $20,040,353 from the sale of Preferred Stock were accounted for as follows: -

i. Preferred Stock at $0.0001 par value 10,287,554 shares issued and outstanding	$1,029
ii. Additional Paid-in Capital attributable to Preferred Stock	13,466,990
iii. Additional Paid-in Capital attributable to Series A Warrants, Series J Warrants, and Series B Warrants	6,572,334
$20,040,353

As an inducement to purchase the Preferred Stock, the Company, pursuant to the Stock Purchase Agreement, agreed to issue the following warrants:

•
Series A Warrants to each of the preferred stock investors to purchase shares of common stock equal to 60% of the number of shares of preferred stock purchased (i.e., 6,172,531 shares) at an exercise price of $2.57 per share expiring five years from the closing date.

•
Series J Warrants to each of the preferred stock investors who invested at least $2,000,000 to purchase shares of common stock equal to 100% of the number of shares of preferred stock purchased (i.e., 9,358,370 shares) at an exercise price of $2.33 per share for a term of 21 months from the closing date.

•
Series B Warrants to each recipient of Series J Warrants to purchase shares of common stock equal to 60% of common stock purchased pursuant to Series J Warrants (i.e. 5,615,021 shares) at an exercise price of $2.57 per share for a term of five years from the closing date.

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
	3,143,347

The aggregate number of shares of common stock issuable to the preferred stock purchasers and placement agent pursuant to all series of warrants is 24,289,269. As of June 30, 2007, none of these warrants had been exercised.

In conjunction with the possible preferred stock conversions and warrant exercises, the Company has reserved a number of shares of common stock equal to 150% of the number of shares of common stock necessary to effect the conversion of all of the preferred stock and exercise of all the warrants outstanding.

The value of the net proceeds raised in the private placement transaction on February 7, 2007 was ratably allocated to the preferred stock and warrants according to the following methodology. The Company priced the series A, J, and C warrants using a valuation model provided by the placement agent which took into consideration time value, volatility, market liquidity, and an assumed risk-free rate. The Company then multiplied the per share valuation of the warrants by their total respective underlying shares to arrive at a total valuation for the warrants. The Company multiplied the total number of preferred stock in the offering by the per share sales price of $2.33 to arrive at total valuation for the preferred stock. The Company then calculated total valuation of both securities by adding together their individual valuations. Upon determining the total valuation of both securities, the Company interpolated each individual securities pro-rata contribution of value to the entire securities offering as a whole. Using the interpolated pro-ration, the Company applied such percentages to the actual net proceeds raised in the offering to determine the entries to be recorded in the Company’s general ledger.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

The preferred stock is convertible into an aggregate of 10,287,554 shares of common stock.

The following table provides the total number of shares of fully diluted common stock.

Number of Shares
Common Stock Outstanding	19,712,446
Common Stock Issuable upon -
- Conversion of Preferred Stock	10,287,554
- Exercise of Warrants	24,289,269
Total Amount of Fully Diluted Common Stock	54,289,269

In the event of a voluntary or involuntary liquidation, holders of preferred stock are entitled to a liquidation preference of $2.33 per share. This amount is in excess of the stock’s par value of $0.0001. The convertible preferred stock is cumulative, non-participating, and non-redeemable, and as such, there is no related sinking fund. The preferred stock contains a mandatory conversion to common stock within two years of the effective date of the registration statement related to such preferred stock if the Company’s common stock at expiration is above the closing price of $5.00.

16.  COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered paid in capital. The Company had future unfunded commitments, as provided below:

	June 30, 2007	December 31, 2006

Common Stock Capital	$12,351,573	$12,351,573
50% maximum thereof	$6,175,786	$6,175,786
Less: Amounts Appropriated to Statutory Reserve	622,151	622,151
Unfunded Commitment	$5,553,635	$5,553,635

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

17.  OTHER INCOME

	6 Months ended June 30, 2007	6 Months ended June 30, 2006
Tax Refund	$-	$-
Sundry Income	-	23,723
	$-	$23,723

18.  INCOME TAXES

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

19.  FINANCING - ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK

On February 7, 2007, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with nine institutional investors pursuant to which the Company issued to the investors an aggregate of 10,287,554 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) at $2.33 per share for gross proceeds of $23,970,000. The Preferred Stock is convertible into shares of the Company’s common stock on a 1-for-1 basis. Holders of preferred stock are entitled to a dividend equal to 5% per annum of the amount invested, subject to adjustment. These dividends are payable quarterly.

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

A portion of the net proceeds from the sale of preferred stock and warrants was used to pay for part of the construction costs of the turbine manufacturing facility in Wuhan, China and the purchase of equipment to be used in that facility. The remaining net proceeds were used for working capital.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

20.  EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months ended June 30, 2007	6 months ended June 30, 2007	3 months ended June 30, 2006	6 months ended June 30, 2006
Net Income (A)	4,185,564	922,044	6,036,109	1,342,035
Preferred Dividends (B)	299,625	-	473,625	-
Income Available to Common Stockholders (C)	$3,885,939	$922,044	$5,562,484	$1,342,035

Basic Weighted Average Shares Outstanding (D)	19,712,446	19,712,446	19,712,446	19,712,446
Dilutive Shares:
- Addition to Common Stock from Conversion of Preferred Stock	10,287,554	8,184,573	-	-
- Addition to Common Stock from Exercise of Warrants	8,048,658	6,403,352	-	-
Diluted Weighted Average Shares Outstanding: (E)	38,048,658	34,300,371	19,712,446	19,712,446

Earnings Per Share
- Basic (C)/(D)	$0.20	$0.28	$0.05	$0.07
- Diluted (A)/(E)	$0.11	$0.18	$0.05	$0.07

Weighted Average Shares Outstanding
- Basic	19,712,446	19,712,446	19,712,446	19,712,446
- Diluted	38,048,658	34,300,371	19,712,446	19,712,446

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

21.   OPERATING SEGMENTS

The Company individually tracks the performance of its two operating subsidiaries: Wuhan Blower and Wuhan Generating Equipment. Wuhan Blower is primarily engaged in the design, manufacture, installation and service of blowers. Wuhan Generating Equipment is primarily engaged in the design, manufacture, and installation and service of power generating equipment. Below is a presentation of the Company’s Statement of Income and Balance Sheet for its operating subsidiaries at June 30, 2007, and for the six months then ended. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

		Wuhan	Company,
	Wuhan	Generating	UFG,
	Blower	Equipment	Adjustments	Total
Sales	13,566,772	16,252,928	-	29,819,700
Cost of Sales	8,022,284	12,449,664	-	20,471,948
Gross Profit	5,544,488	3,803,264	-	9,347,752

Operating Expense	2,001,349	547,171	388,697	2,937,217

Other Income (Expense)	(387,488)	(1,064)	14,125	(374,426)

Earnings before Tax	3,155,652	3,255,029	(374,572)	6,036,109

Tax	-	-	-	-

Net Income	$3,155,652	$3,255,029	$(374,572)	$6,036,109

		Wuhan	Company,
	Wuhan	Generating	UFG,
	Blower	Equipment	Adjustments	Total
Current Assets	63,114,989	8,766,124	(10,200,923)	61,680,189
Non Current Assets	13,244,688	6,143,969	7,594,797	26,983,454

Total Assets	76,359,677	14,910,093	(2,606,127)	88,663,643

Current Liabilities	53,636,463	5,125,828	(15,212,541)	43,549,750

Total Liabilities	53,636,463	5,125,828	(15,212,541)	43,549,750

Net Assets	22,723,214	9,784,265	12,606,414	45,113,894

Liabilities & Net Assets	76,359,677	14,910,093	(2,606,127)	88,663,643

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

Date: November 14, 2007

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