Form 10QSB
period 2007-09-30
WUHAN GENERAL GROUP (CHINA), INC
filed 2007-11-14
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 033-25350-FW

WUHAN GENERAL GROUP (CHINA), INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-1092589
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 19,712,446 shares of Common Stock, $.0001 par value per share, outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At September 30, 2007, and December 31, 2006
(Stated in US Dollars)

	Note	September 30, 2007	December 31, 2006
		(unaudited)	(audited)

ASSETS
Cash	2(e)	3,411,690	248,243
Restricted Cash	3	8,808,513	382,530
Notes Receivable	4	987,401	1,535,868
Accounts Receivable	2(f),5	31,412,707	12,488,083
Other Receivable		2,598,356	8,810,699
Inventory	2(g),6	9,254,143	4,544,662
Advances to Suppliers		7,921,193	2,746,325
Advances to Employees	7	291,090	255,836
Prepaid Taxes		47,188	3,889
Real Property Available for Sale		1,097,327	-
Total Current Assets		65,829,608	31,016,135

Property, Plant & Equipment, net	2(h),8	18,927,339	17,252,577
Land Use Rights, net	2(j),10	1,790,580	1,749,740
Construction in Progress	9	9,482,036	35,304
Intangible Assets, net	2(i),11	374,630	364,565
Total Assets		$96,404,193	$50,418,321

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities

Bank Loans & Notes	12	24,828,456	13,545,059
Accounts Payable		7,962,974	8,531,852
Accrued Liabilities	13	1,374,252	354,169
Contract Payable	14	-	1,137,623
Taxes Payable		905,586	1,723,544
Other Payable		2,575,985	4,594,639
Dividend Payable		599,250	-
Customer Deposits		5,053,854	1,587,306
Total Current Liabilities		43,300,357	31,474,192

Total Liabilities		43,300,357	31,474,192

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At September 30, 2007, and December 31, 2006
(Stated in US Dollars)

	Note	September 30, 2007	December 31, 2006
		(unaudited)	(audited)
Stockholders' Equity

Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 10,287,554 Shares of Series A Convertible Preferred Stock Issued & Outstanding at September 30, 2007	15	1,029	-
Additional Paid in Capital - Preferred Stock		13,466,990	-
Additional Paid in Capital - Warrants	15	6,572,334	-
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 19,712,446 Shares Issued & Outstanding at September 30, 2007, December 31, 2006.	15	1,971	1,971
Additional Paid in Capital		12,349,602	12,349,602
Statutory Reserve	2(t),16	622,151	622,151
Retained Earnings		18,161,810	5,200,285
Accumulated Other Comprehensive Income	2(u)	1,927,949	770,120
Total Stockholders' Equity		53,103,836	18,944,129

Total Liabilities & Stockholders' Equity		$96,404,193	$50,418,321

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the three and nine months ended September 30, 2007 and 2006
(Stated in US Dollars)

		3 months	3 months	9 months	9 months
		ended	ended	ended	ended
	Note	9/30/2007	9/30/2006	9/30/2007	9/30/2006
Revenue
Sales		$30,523,074	$5,160,151	$60,342,774	$11,612,051
Cost of Sales		20,039,259	2,835,764	40,511,207	6,558,646
Gross Profit		10,483,815	2,324,387	19,831,567	5,053,405

Operating Expenses
Selling Expenses		938,534	208,785	1,633,144	609,182
General & Administrative Expenses		1,480,755	443,001	3,299,901	1,184,768
Warranty Expense	2(v),13	91,059		514,520	-
Total Operating Expense		2,510,348	651,786	5,447,565	1,793,950

Operating Income		7,973,466	1,672,601	14,384,001	3,259,455

Other Income (Expenses)
Other Income	17	-	7,444	-	31,167
Interest Income		94,798	-	108,923	-
Other Expenses		(383)	(1,675)	(1,426)	(2,189)
Interest Expense		(369,187)	(121,001)	(756,695)	(389,029)
Total Other Income (Loss) & Expense		(274,772)	(115,232)	(649,198)	(360,051)

Earnings before Tax		7,698,695	1,557,369	13,734,804	2,899,404

Income Tax	2(s), 18	-	-	-	-

Net Income		$7,698,695	$1,557,369	$13,734,804	$2,899,404

Preferred Dividends Declared		299,625	-	773,279	-

Income Available to Common Shareholders		$7,399,070	$1,557,369	$12,961,525	$2,899,404

Earnings Per Share
Basic		0.38	0.08	0.66	0.15
Diluted		0.17	0.08	0.35	0.15

Weighted Average Shares Outstanding
Basic		19,712,446	19,712,446	19,712,446	19,712,446
Diluted		46,200,613	19,712,446	39,122,641	19,712,446

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Stockholders’ Equity
For the nine months ended September 30, 2007 and 2006
(Stated in US Dollars)

	Preferred Stock		Preferred Stock Additional	Warrants Additional	Common Stock		Common Stock Additional			Accumulated Other
	Shares Outstanding	Amount	Paid in Capital	Paid in Capital	Shares Outstanding	Amount	Paid in Capital	Statutory Reserve	Retained Earnings	Comprehensive Income	Total
Balance, January 1, 2006					19,712,446	1,971	6,033,911	-	2,620,167	282,736	8,938,785
Increases to Additional Paid-In Capital from Contribution of Capital Equipment							6,315,691				6,315,691
Net Income									3,202,269		3,202,269
Appropriations of Retained Earnings								622,151	(622,151)		-
Foreign Currency Translation Adjustment										487,384	487,384
Balance, December 31, 2006					19,712,446	1,971	12,349,602	622,151	5,200,285	770,120	18,944,128

Balance, January 1, 2007					19,712,446	1,971	12,349,602	622,151	5,200,285	770,120	18,944,129
Issuance of Common Stock for Cash											-
Issuance of Preferred Stock for Cash	10,287,554	1,029									1,029
Increase in Additional Paid in Capital from Issuance of Preferred Stock			13,466,990								13,466,990
Increase in Additional Paid in Capital from Issuance of Warrants				6,572,334							6,572,334
Net Income									13,734,804		13,734,804
Preferred Dividends Declared									(773,279)		(773,279)
Foreign Currency Translation Adjustment										1,157,828	1,157,828
Balance, September 30, 2007	10,287,554	1,029	13,466,990	6,572,334	19,712,446	1,971	12,349,602	622,151	18,161,808	1,927,948	53,103,835
'

Wuhan General Group (China), Inc.
Statements of Stockholders’ Equity
For the nine months ended September 30, 2007 and 2006
(Stated in US Dollars)

	9/30/2007	2006	2005	2004	Total
Comprehensive Income
Net Income	13,734,804	3,202,269	2,371,760	248,406	19,557,239
Other Comprehensive Income
Foreign Currency Translation Adjustment	1,157,828	487,384	206,058	76,678	1,927,948
Total Comprehensive Income	$14,892,632	$3,689,653	$2,577,818	$325,084	$21,485,187

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Cash Flows
For the three months and nine months ended September 30, 2007 and 2006
(Stated in US Dollars)

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
Cash Flow from Operating Activities
Cash Received from Customers	$29,180,726	2,021,163	$51,098,507	5,024,072
Cash Paid to Suppliers & Employees	(25,225,990)	1,469,643	(57,904,148)	64,493
Interest Received	94,798	-	108,923	-
Interest Paid	(369,187)	(121,001)	(756,695)	(389,029)
Income Tax Paid	-	-		-
Miscellaneous Receipts	-	7,444		31,167
Cash Sourced/(Used) in Operating Activities	3,680,348	3,377,249	(7,453,412)	4,730,703

Cash Flows from Investing Activities
Cash Invested in Restricted Time Deposits	794,351	(745,009)	(8,425,983)	(100,078)
Repayment/(Investment) in Notes	(225,257)	(474,397)	546,999	(758,043)
Payments for Purchases & Construction of Plant & Equipment	(3,162,369)	(40,867)	(12,595,728)	(858,636)
Payments for Purchases of Land Use Rights	(27,146)	-	(74,072)
Payments for Purchases of Intangible Assets	(33,850)	(9)	(44,581)	(1,871)
Cash Used/(Sourced) in Investing Activities	(2,654,271)	(1,260,282)	(21,690,692)	(1,718,628)

Cash Flows from Financing Activities
Proceeds from Issuance of Preferred Stock	(726,086)	-	20,040,353	-
Proceeds from/(Repayment of) Bank Borrowings	(324,860)	(1,767,618)	2,866,342	(2,388,287)
Proceeds from Issuance of Notes	1,921,653	80,687	8,417,055	-
Dividends Paid	-	-	(174,029)	-
Cash Sourced/(Used) in Financing Activities	870,707	(1,686,931)	31,149,722	(2,388,287)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	108,833	430,036	2,005,617	623,788

Effect of Currency Translation	566,953	10,003	1,157,831	11,291

Cash & Cash Equivalents at Beginning of Period	248,243	361,528	248,243	166,488

Cash & Cash Equivalents at End of Period	$924,029	$801,567	$3,411,691	$801,567
Non-Cash Investing Activity:
Contribution of equipment to capital	-	6,272,028	-	6,272,028
Value of residential property surrendered by Hubei Dilong Industrial Group Co., Ltd.	989,168	-	989,168	-

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three months and nine months ended September 30, 2007 and 2006
(Stated in US Dollars)

	3 months	3 months	9 months	9 months
	ended	ended	Ended	ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006

Net Income	7,698,695	1,557,369	13,734,804	2,899,404

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Amortization	26,000	18,010	67,748	53,527
Depreciation	(430,594)	379,043	336,611	748,054
Provision for Bad Debt on Note Receivable	537	-	1,467	-
Decrease/(Increase) in Accounts Receivable	(8,260,400)	(11,538,994)	(18,924,625)	(7,815,346)
Decrease/(Increase) in Other Receivable	6,456,082	(315,430)	6,212,343	(352,153)
Decrease/(Increase) in Inventory	(300,822)	(651,645)	(4,709,482)	(444,465)
Decrease/(Increase) in Advances to Suppliers	(45,259)	(1,566,449)	(5,174,868)	(77,631)
Decrease/(Increase) in Advances to Employees	(28,788)	12,736	(35,254)	12,736
Decrease/(Increase) in Prepaid Local & VAT Taxes	(15,379)	(296,385)	(43,299)	(296,385)
Increase/(Decrease) in Accounts Payable	(3,279,865)	3,947,356	(568,878)	4,383,607
Increase/(Decrease) in Taxes Payable	(356,450)	449,874	(817,959)	801,996
Increase/(Decrease) in Other Payable	1,258,971	2,587,972	(2,018,652)	3,159,480
Increase/(Decrease) in Accrued Liabilities	496,186	78,359	1,020,083	78,359
Increase/(Decrease) in Customer Deposits	461,433	8,715,433	3,466,548	1,579,520

Total of all adjustments	(4,018,347)	1,819,880	(21,188,216)	1,831,299

Net Cash Provided by Operating Activities	$3,680,348	$3,377,249	$(7,453,412)	$4,730,703

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

(d) Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These estimates and assumptions include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation of useful lives of property, plant, and equipment. Actual results could differ from these estimates.

(e) Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. The company maintains bank accounts in the People’s Republic of China, and an escrow account in the United States of America.

(f) Accounts Receivable-Trade

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written-off as incurred.

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

(k) Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007, and 2006, there were no significant impairments of its long-lived assets.

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

(p) Advertising

The Company expenses all advertising costs as incurred. For the nine months ended September 30, 2007, the total advertising expense was $30,596.

(q) Research and Development

The Company expenses all research and development costs as incurred. For the nine months ended September 30, 2007, the total research and development cost was $103,975.

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

Exchange Rates	September 30, 2007	December 31, 2006	September 30, 2006
Period end RMB : US$ exchange rate	7.5176	7.8175	7.9168
Average 9 & 12 month RMB : US$ exchange rate	7.67576	7.98189	7.97711

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

The Company’s foreign subsidiaries are subject to U.S. income tax liability; however, the tax is deferred until foreign source income is repatriated to the Company.

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

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

3. RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure banking facilities, which are comprised of loans and notes payables in addition to other collateral.

An escrow account held in the United States is also included as a part of restricted cash. The funds in the escrow account were designated for the payment of fees or expenses in connection with investor or public relations or securities law compliance, including related legal fees.

4. NOTES RECEIVABLE

	September 30, 2007	December 31, 2006
Notes Receivable	$1,025,645	$1,572,644
Less: Allowance for Bad Debts	38,244	36,776
	$987,401	$1,535,868

The Company entered into a financing agreement with Hubei Dilong Industrial Group Co., Ltd. (“Hubei”) on December 31, 2004. Under such agreement, the Company provided to Hubei an unsecured loan of $2,413,564 (RMB 20,000,000) for a two-year term from January 1, 2005 to December 31, 2006 at 0.5115% per month. After servicing the debt for two years, the Company determined that Hubei was in default because no further debt service had been made by Hubei, and as such the Company accrued provision for bad debts on the outstanding balance of the Note of $1,485,615 (RMB 11,500,000). Additionally, Hubei surrendered real property to the Company to partially settle its outstanding debt. The property was valued at approximately $989,167 (RMB 7,542,202); accordingly the outstanding balance of principal was $526,471 (RMB 3,957,798). The Company also accrued interest receivable of $138,530 (RMB 1,041,414) to Hubei’s outstanding balance. The Company also had $159,982 (RMB 1,202,677) of tender deposits carried in the Other Receivables line item on the balance sheet with Hubei. The Company has reclassified that balance from Other Receivables into Hubei outstanding Notes Receivable’s balance. As of September 30 2007, the total outstanding balance for Notes Receivables from Hubei was $824,983 (RMB 6,201,889). The entire outstanding balance of Notes Receivable had been re-formalized by a new repayment contract entered into by the Company and Hubei on May 24, 2007.

The remaining balance carried in the Notes Receivable account is $200,662 (RMB 1,508,500). This balance is composed of bank drafts drawn by the Company’s customers against the customer’s margin deposits with their banks. These bank drafts are liquid instruments that can be either (a) endorsed to the Company vendors, or (b) discounted to the Company’s own bank. The Company chooses to carry these instruments as notes receivable instead of cash primarily because of the associated time element of these notes, as they are normally due at a later point in time; therefore, these bank drafts represent slightly different risk and reward characteristics.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

5. ACCOUNTS RECEIVABLE

	September 30, 2007	December 31, 2006
Total Accounts Receivable-Trade	$32,062,803	$12,807,824
Less: Allowance for Bad Debt	650,096	319,741
	$31,412,707	$12,488,083
Allowance for Bad Debts
Beginning Balance	319,741	13,528
Allowance Provided	330,355	306,213
Charged Against Allowance	-	-
Ending Balance	650,096	319,741

6. INVENTORY

	September 30, 2007	December 31, 2006

Raw Materials	$2,089,577	$1,116,066
Work in Progress	3,720,085	2,058,889
Finished Goods	3,444,481	1,369,707
	$9,254,143	$4,544,662

7. ADVANCES TO EMPLOYEES

Advances to Employees of $291,090, and $255,836 as of September 30, 2007 and December 31, 2006, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople. In the event that a salesperson leaves the Company prior to earning sales commission sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which is stated at cost less depreciation, was composed of the following as of September 30:

	September 30, 2007	December 31, 2006
Category of Asset
Buildings	$9,966,010	$9,597,812
Machinery & Equipment	9,961,669	8,353,453
Furniture & Fixtures	269,032	259,092
Auto	677,175	652,156
	20,873,886	18,862,513

Less: Accumulated Depreciation	1,946,547	1,609,936

	$18,927,339	$17,252,577

The Company’s real property consisted of approximately 440,000 square feet (44,233.40 square meters) of building floor space.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

9. CONSTRUCTION IN PROGRESS

The Company is in the process of developing a new 1,170,000 square feet turbine manufacturing facility within its factory campus.

Construction in progress represents the direct costs of design, acquisition, construction of buildings, building improvements, and land improvement. These costs are capitalized in the Construction-in-Progress account until substantially all activities necessary to prepare the assets for their intended use are completed. At such point, the Construction-in-Progress account is closed and the capitalized costs are transferred to their appropriate asset classification. No depreciation is provided until it is completed and ready for the intended use.

As of the date of the balance sheet, Construction in Progress of $9,482,036 represented construction costs of the project facility paid to the project’s contractor, Hubei Gongchuang Real Estate Co., Ltd. and included the following major contract jobs:

Contract	Contract	Contract	Amount Recognized as	Percentage Recognized as	Completion Measurement	Amount	Balance
Date	Description	Amount	Completed	Completed	Date	Paid	Due
3/27/2007	Materials for Manufacturing Workshop	$3,325,529	$2,826,700	85%	Mar-07	$1,729,275	$1,097,425
6/26/2006	Workshop Construction	5,320,847	4,522,720	85%	May-07	3,990,635	532,085
6/26/2006	Office Building Construction	3,990,635	3,192,508	80%	Jul-07	3,010,003	182,505
		$12,637,012	$10,541,928			$8,729,914	$1,812,014

10. LAND USE RIGHTS

	September 30, 2007	December 31, 2006
Category of Asset
Land Use Rights	$1,930,829	$1,856,757
Less: Accumulated Amortization	140,249	107,017
	$1,790,580	$1,749,740

The Company acquired through Wuhan Hi-Tech Blower Manufacturing Co. Ltd. (WBM) the Land Use Rights for three parcels of land totaling 1,170,000 square feet for a term of 50 years from March 1, 2004 to March 1, 2054 for $1,856,757 (RMB 14,515,200). The land has been used for the Company’s facilities including the blower manufacturing facilities, turbine manufacturing facility, warehouses, testing facilities, dormitories, and administrative buildings.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

11. INTANGIBLE ASSETS

The following categories of assets are stated at cost less amortization.

	September 30, 2007	December 31, 2006
Category of Asset
Trademarks	$133,021	$127,918
Mitsubishi License	306,331	280,571
Tianyu CAD License	4,057	3,901
Sunway CAD License	13,075	-
Microsoft License	12,704	12,217
	469,188	424,607

Less: Accumulated Amortization	94,560	60,042

Net	$374,628	$364,565

The weighted average amortization period for the Company’s intangible assets in total is 12.93 years.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

12. BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at September 30, 2007, and December 31, 2006, for the Company’s bank loans and notes payable.

Name of Note Holder	Due Date	Interest Rate Per Annum	9/30/2007	12/31/2006

Bank of Communication	On Demand	6.62%	$-	$4,732,971
Bank of Communication	On Demand	6.62%	-	1,343,140
Shanghai Pudong Development Bank	10/19/2007	6.03%	2,128,339	2,046,690
Shanghai Pudong Development Bank	5/22/2008	6.57%	1,330,212	-
Shanghai Pudong Development Bank	6/25/2008	6.57%	532,085	-
Citic Industrial Bank	10/12/2007	6.73%	-	2,430,445
Citic Industrial Bank	9/25/2008	7.29%	3,325,529	-
Citic Industrial Bank	9/25/2008	7.29%	16,541	-
Citic Industrial Bank	2/28/2008	6.70%	-	49,697
Agricultural Bank of China	10/31/2007	6.73%	1,330,212	1,279,181
Agricultural Bank of China	10/30/2007	6.73%	1,330,212	1,279,181
Wuhan East Lake Development District Zheng Bridge Committee	On Demand	6.00%	399,064	383,754
Bank of China	On Demand	6.83%	698,361	-
Dalian Chong Si Hydraulic Coupler Complete Sets of Equipment Ltd. (Note Payable)	On Demand	0.00%	133,021	-
Hubei Committees Properties Co., Ltd. (Note Payable)	On Demand	0.00%	6,358,412	-
Wuhan-heavy George Special Steel Co., Ltd. (Note Payable)	On Demand	0.00%	215,926	-
Wuhan Jiabao Supplies Co., Ltd. (Note Payable)	On Demand	0.00%	104,465	-
Wuhan Jianghan District Zhongnan Supplies Station (Note Payable)	On Demand	0.00%	156,911	-
Citic Industrial Bank Wuhan Zhu Ye Shan Branch	2/17/2008	6.73%	2,660,424	-
Citic Industrial Bank Wuhan Zhu Ye Shan Branch	2/17/2008	6.73%	2,660,424	-
59 Various Other Notes	Various Dates	Various Rates	1,448,320	-
			$24,828,456	$13,545,059

Banking facilities extended by the Bank of Communication, CITIC Industrial Bank, Shanghai Pudong Development Bank and Agricultural Bank of China were secured by the Company’s mortgage of real property and margin deposits as disclosed in Restricted Cash on the Balance Sheet.

Motor vehicle loans extended by CITIC Industrial Bank were secured by the motor vehicles.

Note payable extended by Wuhan East Lake Development District Zheng Bridge Committee unsecured and is payable on demand.

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

The following table summarizes the activity related to the Company’s product warranty liability for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Balance at beginning of period	$249,234	-
Add: Accruals for current & pre-existing warranties issued during period	514,520	-
Less: Settlements made during period	-	-
Balance at end of period	$763,754	$-

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

On February 7, 2007, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement with nine institutional investors pursuant to which the Company issued to the investors an aggregate of 10,287,554 shares of Series A Convertible Preferred Stock at $2.33 per share for gross proceeds of $23,970,000. The Preferred Stock is convertible into shares of the Company’s common stock on a one-for-one basis. Holders of Preferred Stock are entitled to a dividend equal to 5% per annum of the amount invested, subject to adjustment. These dividends are payable quarterly. As of September 30, 2007, none of the Preferred Stock had been converted into common stock.

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
$20,040,353

As an inducement to purchase the Preferred Stock, the Company, pursuant to the Stock Purchase Agreement, agreed to issue the following warrants:

•
Series A Warrants to each of the preferred stock investors to purchase shares of common stock equal to 60% of the number of shares of preferred stock purchased, (i.e., 6,172,531 shares) at an exercise price of $2.57 per share expiring five years from the closing date.

•
Series J Warrants to each of the preferred stock investors who invested at least $2,000,000 to purchase shares of common stock equal to 100% of the number of shares of preferred stock purchased, (i.e., 9,358,370 shares) at an exercise price of $2.33 per share for a term of 21 months from the closing date.

•
Series B Warrants to each recipient of Series J Warrants to purchase shares of common stock equal to 60% of the number of shares of common stock purchased pursuant to Series J Warrants, (i.e. 5,615,021 shares) at an exercise price of $2.57 per share for a term of five years from the closing date.

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
	3,143,347

The aggregate number of shares of common stock issuable to the preferred stock purchasers and placement agent pursuant to all series of warrants is 24,289,269. As of September 30, 2007, none of these warrants had been exercised.

In conjunction with the possible preferred stock conversion and warrant exercises, the Company has reserved a number of shares of common stock equal to 150% of the number of shares of common stock necessary to effect the conversion of all of the preferred stock and exercise of all the warrants outstanding.

The value of the net proceeds raised in the private placement transaction on February 7, 2007 was ratably allocated to the preferred stock and warrants according to the following methodology. The Company priced the series A, J, and C warrants using a valuation model provided by the placement agent, which took into consideration time value, volatility, market liquidity, and an assumed risk-free rate. The Company then multiplied the per share valuation of the warrants by their total respective underlying shares to arrive at a total valuation for the warrants. The Company multiplied the total number of preferred stock in the offering by the per share sales price of $2.33 to arrive at total valuation for the preferred stock. The Company then calculated total valuation of both securities by adding together their individual valuations. Upon determining the total valuation of both securities, the Company interpolated each individual securities pro-rata contribution of value to the entire securities offering as a whole. Using the interpolated pro-ration, the Company applied such percentages to the actual net proceeds raised in the offering to determine the entries to be recorded in the Company’s general ledger.

The preferred stock is convertible into an aggregate of 10,287,554 shares of common stock.

The following table provides the total number of shares of fully diluted common stock.

Number of Shares
Common Stock Outstanding	19,712,446
Common Stock Issuable upon-:
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
Notes to Financial Statements
(Stated in US Dollars)

16. COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered paid in capital. The Company had future unfunded commitments, as provided below:

	September 30, 2007	December 31, 2006
Common Stock Capital	$12,351,573	$12,351,573
50% maximum thereof	$6,175,786	$6,175,786
Less: Amounts Appropriated to Statutory Reserve	622,151	622,151
Unfunded Commitment	$5,553,635	$5,553,635

17. OTHER INCOME

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Tax Refund	$-	$-
Sundry Income	-	31,167
	$-	$31,167

18. INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%; however, the Company was approved as a highly advanced technology foreign investment enterprise in November 2005, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, the Company is entitled to a two year tax exemption. Following the expiration of this tax exemption, the Company will be required to pay 7.5% tax rate for the next three years. Beginning November 2010, the Company will be allowed a 15% tax rate as long as the Company is located and registered in the high and advanced technology development zone. Before expiration of the aforementioned two year tax exemption, the company also applied for a six year tax-free holiday under newly enacted PRC tax laws. Management believes it will be imminently granted such a holiday by the relevant Chinese government authorities; therefore, for the years ended December 31, 2006, 2005, and 2004 the Company made no provision for income taxes. On February 7, 2007, income from the Company’s foreign subsidiaries became subject to U.S. income tax law; however, this tax is deferred until foreign source income is repatriated to the Company, which has not yet occurred.

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

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

20. EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months ended September 30, 2007	9 months ended September 30, 2007	3 months ended September 30, 2006	9 months ended September 30, 2006
Net Income (A)	$7,698,695	$13,734,804	$1,557,369	$2,899,404
Preferred Dividends (B)	$299,625	$773,279	$-	$-
Income Available to Common Stockholders (C)	$7,399,070	$12,961,525	$1,557,369	$2,899,404

Basic Weighted Average Shares Outstanding (D)	19,712,446	19,712,446	19,712,446	19,712,446
Dilutive Shares:
- Addition to Common Stock from Conversion of Preferred Stock	10,287,554	8,877,778	-	-
- Addition to Common Stock from Exercise of Warrants	16,200,613	10,532,417	-	-
Diluted Weighted Average Shares Outstanding: (E)	46,200,613	39,122,641	19,712,446	19,712,446

Earnings Per Share
- Basic (C)/(D)	$0.38	$0.66	$0.08	$0.15
- Diluted (A)/(E)	$0.17	$0.35	$0.08	$0.15

Weighted Average Shares Outstanding
- Basic	19,712,446	19,712,446	19,712,446	19,712,446
- Diluted	46,200,613	39,122,641	19,712,446	19,712,446

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

21.  OPERATING SEGMENTS

The Company individually tracks the performance of its two operating subsidiaries: Wuhan Blower and Wuhan Generating Equipment. Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers. Wuhan Generating Equipment is primarily engaged in the design, manufacture, installation, and service of power generating equipment. Below is a presentation of the Company’s Statement of Income and Balance Sheet for its operating subsidiaries at September 30, 2007, and for the nine months then ended. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

		Wuhan	Company,
	Wuhan	Generating	UFG,
	Blower	Equipment	Adjustments	Total
Sales	30,217,094	30,125,680	-	60,342,774
Cost of Sales	18,678,246	21,832,961	-	40,511,207
Gross Profit	11,538,848	8,292,719	-	19,831,567

Operating Expenses	3,631,391	857,872	959,728	5,448,991

Other Income (Expenses)	(680,629)	(1,221)	34,079	(647,772)

Earnings before Tax	7,226,827	7,433,625	(925,649)	13,734,804

Tax	-	-	-	-

Net Income	7,226,827	7,433,625	(925,649)	13,734,804

		Wuhan	Company,
	Wuhan	Generating	UFG,
	Blower	Equipment	Adjustments	Total

Current Assets	65,200,163	12,473,192	(11,843,748)	65,829,608
Non Current Assets	21,411,087	9,163,497	-	30,574,584
Total Assets	86,611,250	21,636,689	(11,843,748)	96,404,192

Current Liabilities	59,429,942	7,469,875	(23,599,459)	43,300,358
Total Liabilities	59,429,942	7,469,875	(23,599,459)	43,300,358

Net Assets	27,181,308	14,166,815	11,755,712	53,103,835

Total Liabilities & Net Assets	86,611,250	21,636,689	(11,843,748)	96,404,192

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

22. CONTINGENCY

A former promoter has contacted the Company claiming that it is entitled to receive shares of the company's common stock in connection with services that it purported to render. The Company disputes this assertion and denies that the promoter is entitled to this compensation. Management believes that the Company has valid defenses to the claim of the promoter and plans to defend vigorously these allegations

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of September 30, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods then ended. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP
South San Francisco, California	Samuel H. Wong & Co., LLP
October 27, 2007	Certified Public Accountants

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Sales. Sales increased $25.36 million, or 491.52%, to $30.52 million for the three months ended September 30, 2007 from $5.16 million for the same period in 2006. This increase was mainly attributable to increased demand for anti-pollution equipment in China, which accounted for approximately $14 million in increased sales, and revenue from the construction of a thermal electric power plant in Jiangyin, Jiangsu, which accounted for approximately $6 million in increased sales.

Cost of Sales. Our cost of sales increased $17.20 million, or 606.66%, to $20.04 million for the three months ended September 30, 2007 from $2.84 million during the same period in 2006. This increase was due to the significant increase in blower sales, which accounted for approximately $2 million in increased cost of sales, and an increase in the cost of materials, which accounted for approximately $10 million in increased cost of sales. As a percentage of sales, the cost of sales was 65.65% during the three months ended September 30, 2007 compared to 54.96% in the same period of 2006. This increase was primarily attributable to the increase in the cost of materials.

Gross Profit. Our gross profit increased $8.16 million, or 351.04%, to $10.48 million for the three months ended September 30, 2007 from $2.32 million for the same period in 2006. Gross profit as a percentage of sales was 34.35% for the three months ended September 30, 2007 compared to 45.04% during the same period in 2006.

Selling Expenses. Our selling expenses increased $0.73 million, or 349.52%, to $0.94 million for the three months ended September 30, 2007 from $0.21 million for the same period in 2006. As a percentage of sales, selling expenses were 3.07% for the three months ended September 30, 2007 compared to 4.05% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales.

General and Administrative Expenses. Our general and administrative expenses increased $1.04 million, or 234.26%, to $1.48 million for the three months ended September 30, 2007 from $0.44 million for the same period in 2006. As a percentage of sales, general and administrative expenses were 4.85% for the three months ended September 30, 2007 compared to 8.59% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales.

Warranty Expense. Our warranty expense increased to $0.09 million for the three months ended September 30, 2007 from $0 for the same period in 2006. As a percentage of sales, warranty expense was 0.30% for the three months ended September 30, 2007 compared to 0% for the same period in 2006.

Operating Income. Our operating income increased $6.30 million, or 376.71% to $7.97 million for the three months ended September 30, 2007 from $1.67 million for the same period in 2006. As a percentage of sales, operating income was 26.12% for the three months ended September 30, 2007 compared to 32.41% for the same period in 2006. This decrease was due primarily to the increased cost of materials.

Other Income. We had no “other income” for the three months ended September 30, 2007 compared to $7,444 for the same period in 2006.

Interest Income. Our interest income increased to $94,798 for the three months ended September 30, 2007 from $0 for the same period in 2006. This increase was due to an increase in bank deposits.

Interest Expense. Our interest expense increased $0.25 million, or 205.11%, to $0.37 million for the three months ended September 30, 2007 from $0.12 million for the same period in 2006. This increase was due to the significant increase in bank loans and notes. As a percentage of sales, interest expense was 1.21% for the three months ended September 30, 2007 compared to 2.34% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to our increase in the comparative use of equity financing to fund our significant growth.

Income Tax. Due to a tax exemption, Wuhan Blower and Wuhan Generating were not subject to PRC income tax during the three months ended September 30, 2007 or during the same period in 2006.

Net Income. Net income increased $6.14 million, or 394.34%, to $7.70 million during the three months ended September 30, 2007 from $1.56 million during the same period in 2006, as a result of the factors described above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Sales. Sales increased $48.73 million, or 419.66%, to $60.34 million for the nine months ended September 30, 2007 from $11.61 million for the same period in 2006. This increase was mainly attributable to increased demand for anti-pollution equipment in China, which accounted for approximately $30 million in increased sales, and revenue from the construction of a thermal electric power plant in Jiangyin, Jiangsu, which accounted for approximately $6 million in increased sales.

Cost of Sales. Our cost of sales increased $33.95 million, or 517.68%, to $40.51 million for the nine months ended September 30, 2007 from $6.56 million during the same period in 2006. This increase was due to the significant increase in blower sales, which accounted for approximately $6 million in increased cost of sales, and an increase in the cost of materials, which accounted for approximately $22 million in increased cost of sales. As a percentage of sales, the cost of sales was 67.14% during the nine months ended September 30, 2007 compared to 56.48% in the same period of 2006. This increase was primarily attributable to the increase in the cost of materials.

Gross Profit. Our gross profit increased $14.78 million, or 292.44%, to $19.83 million for the nine months ended September 30, 2007 from $5.05 million for the same period in 2006. Gross profit as a percentage of sales was 32.86% for the nine months ended September 30, 2007 compared to 43.52% during the same period in 2006.

Selling Expenses. Our selling expenses increased $1.02 million, or 168.09%, to $1.63 million for the nine months ended September 30, 2007 from $0.61 million for the same period in 2006. As a percentage of sales, selling expenses were 2.71% for the nine months ended September 30, 2007 compared to 5.25% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales.

General and Administrative Expenses. Our general and administrative expenses increased $2.12 million, or 178.53%, to $3.30 million for the nine months ended September 30, 2007 from $1.18 million for the same period in 2006. As a percentage of sales, general and administrative expenses were 5.47% for the nine months ended September 30, 2007 compared to 10.20% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales.

Warranty Expense. Our warranty expense increased to $0.51 million for the nine months ended September 30, 2007 from $0 for the same period in 2006. As a percentage of sales, warranty expense was 0.85% for the nine months ended September 30, 2007 compared to 0% for the same period in 2006.

Operating Income. Our operating income increased $11.12 million, or 341.30% to $14.38 million for the nine months ended September 30, 2007 from $3.26 million for the same period in 2006. As a percentage of sales, operating income was 23.84% for the nine months ended September 30, 2007 compared to 28.07% for the same period in 2006. This decrease was due primarily to the increased cost of materials.

Other Income. Our other income decreased to $0 for the nine months ended September 30, 2007 from $31,167 for the same period in 2006.

Interest Income. Our interest income increased to $0.11 million for the nine months ended September 30, 2007 from $0 for the same period in 2006. This increase was due to an increase in bank deposits.

Interest Expense. Our interest expense increased $0.37 million, or 94.51%, to $0.76 million for the nine months ended September 30, 2007 from $0.39 million for the same period in 2006. This increase was due to the significant increase in bank loans and notes. As a percentage of sales, interest expense was 1.25% for the nine months ended September 30, 2007 compared to 3.35% for the same period in 2006. This decrease as a percentage of sales was primarily attributable to our increase in the comparative use of equity financing to fund our significant growth.

Income Tax. Due to a tax exemption, Wuhan Blower and Wuhan Generating were not subject to PRC income tax during the nine months ended September 30, 2007 or during the same period in 2006.

Net Income. Net income increased $10.84 million, or 373.71%, to $13.73 million during the nine months ended September 30, 2007 from $2.90 million during the same period in 2006, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents (including restricted cash) of $12.22 million.

As of September 30, 2007, we had banking facilities in the form of bank loans and loan facilities from other non-bank entities totaling approximately $24.83 million (based on an exchange rate of 7.5176 RMB per 1 U.S. dollar). Information regarding these loans is set forth below in US $.

Name of Bank or Note Holder	Due Date	Interest Rate Per Annum	9/30/2007
Shanghai Pudong Development Bank	10/19/2007	6.03%	$2,128,339
Shanghai Pudong Development Bank	5/22/2008	6.57%	1,330,212
Shanghai Pudong Development Bank	6/25/2008	6.57%	532,085
Citic Industrial Bank	9/25/2008	7.29%	3,325,529
Citic Industrial Bank	9/25/2008	7.29%	16,541
Agricultural Bank of China	10/31/2007	6.73%	1,330,212
Agricultural Bank of China	10/30/2007	6.73%	1,330,212
Wuhan East Lake Development District Zheng Bridge Committee	On Demand	6.00%	399,064
Bank of China	On Demand	6.83%	698,361
Dalian Chong Si Hydraulic Coupler Complete Sets of Equipment Ltd. (Note Payable)	On Demand	0.00%	133,021
Hubei Committees Properties Co., Ltd. (Note Payable)	On Demand	0.00%	6,358,412
Wuhan-heavy George Special Steel Co., Ltd. (Note Payable)	On Demand	0.00%	215,926
Wuhan Jiabao Supplies Co., Ltd. (Note Payable)	On Demand	0.00%	104,465
Wuhan Jianghan District Zhongnan Supplies Station (Note Payable)	On Demand	0.00%	156,911
Citic Industrial Bank Wuhan Zhu Ye Shan Branch	2/17/2008	6.73%	2,660,424
Citic Industrial Bank Wuhan Zhu Ye Shan Branch	2/17/2008	6.73%	2,660,424
59 Various Other Notes	Various Dates	Various Rates	1,448,320
			$24,828,456

We plan to either repay this debt as it matures or refinance this debt with other debt. Since December 31, 2006, the amount of our outstanding debt from bank loans and notes has increased $11.28 million. This significant increase in debt was necessary to fund the cost of our growth.

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

We anticipate significant capital expenditure requirements over the next year. Specifically, we expect to spend approximately $22.5 million on the construction of and equipment for our turbine manufacturing facility. These capital expenditures will be funded principally from the net proceeds of our February 2007 private placement and from working capital.

We expect our liquidity to increase over the next 12 months due to anticipated increased sales of our blower and turbine products.

We believe that our currently available working capital, combined with cash from operations, should be adequate to sustain our operations at our current levels through at least the next 12 months.

For the quarter ended September 30, 2007, our cash flow from operating activities was $3.68 million. The majority of our customers pay us in installments at various stages of completion, including production, delivery, installation, and satisfactory operation for a specified period. This causes our accounts receivable cycle to be up to 18 months long. We are reviewing our standard payment terms and accounts receivable policies in order to collect on our accounts receivable in a timelier manner. At September 30, 2007, we had $31.41 million in accounts receivable, compared to $23.15 million at June 30, 2007.

At September 30, 2007, we also had $2.60 million in other receivables. We also had notes receivable of $0.99 million at September 30, 2007. These notes receivable represent the transformation of certain of the Company’s accounts receivable into notes, which, as negotiable instruments, provide the Company with greater liquidity.

At September 30, 2007, we had contract payable in the amount of $0. We had other payable of $2.58 million at September 30, 2007 related to accruals for materials that have been provided or services rendered, but for which no invoice has been received from the vendor.

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

Consolidation: The interim consolidated financial statements include the accounts of the Company and its subsidiaries, UFG, Wuhan Blower, and Wuhan Generating. Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

Economic and Political Risks: Our operations are conducted in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy.

Use of Estimates: In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These estimates and assumptions include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation of useful lives of property, plant, and equipment. Actual results could differ from these estimates.

Cash and Cash Equivalents: We consider all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. We maintain bank accounts in the PRC, and an escrow account in the United States of America.

Accounts Receivable-Trade: Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written-off as incurred.

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

Accounting for Impairment of Long-Lived Assets: We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of September 30, 2007, and 2006, there were no significant impairments of long-lived assets.

Revenue Recognition: Revenue from the sale of blower products and generating equipment is recognized at the time of the transfer of risks and rewards of ownership, which generally occurs when the goods are delivered to customers and the title has passed.

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

Advertising: We expense all advertising costs as incurred. For the nine months ended September 30, 2007, the total advertising expense was $30,596.

Research and Development: We expense all research and development costs as incurred. For the nine months ended September 30, 2007, the total research and development cost was $103,975.

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

Exchange Rates	September 30, 2007	September 30, 2006
Period end RMB: US$ exchange rate	7.5176	7.9168
Average RMB during 9 month period: US$ exchange rate	7.67576	7.97711

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

The Company’s foreign subsidiaries are subject to U.S. income tax liability; however, the tax is deferred until foreign source income is repatriated to the Company.

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

Earnings Per Share: Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for warrants and the as-if method for convertible securities. Dilutive potential common shares include outstanding warrants, and convertible preferred stock.

Recent Accounting Pronouncements: In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” to amend FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

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

Item 3. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

As we have disclosed in our prior SEC filings, we conduct all of our operations through our Chinese operating subsidiaries, which were privately owned until February 2007. At the time of their acquisition, these Chinese companies did not have in place the financial controls and procedures required of a U.S. public company. Now as a public company, we have implemented and continue to implement remediation initiatives and interim measures with respect to our internal controls over financial reporting during the quarter ended September 30, 2007 and through the current date.

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

Remediation Initiative

We intend to develop policies and procedures to enhance the integration and automation for data entry in our accounting software. In the interim, we have improved the verification of data entered into our accounting software. The Chief Financial Officer of our two Chinese subsidiaries has taken a more active role in reviewing and verifying accounting documents.

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

Changes in Internal Controls over Financial Reporting

Other than the remediation measures described above, during the quarter ended September 30, 2007, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

A former promoter has contacted the Company claiming that it is entitled to receive shares of the Company’s common stock in connection with services that it purported to render. The Company disputes this assertion and denies that the promoter is entitled to this compensation. Management believes that the Company has valid defenses to the claim of the promoter and plans to defend vigorously these allegations. As of November 14, 2007, the former promoter has not brought any formal legal proceedings.

In addition, from time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Construction Contract (Turbine Manufacturing Facilities) between Wuhan Generating Equipment Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd.

10.2*	Supplementary Agreement to Construction Contract (Turbine Manufacturing Facilities), dated March 21, 2007, between Wuhan Blower Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd.

10.3*	Construction Contract (Administrative Building for Turbine Facilities), dated March 26, 2007, between Wuhan Generating Equipment Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd.

10.4*	Construction Contract for Thermal Electric Plant, dated July 8, 2007, between Wuhan Generating Equipment Co., Ltd. and Jiangsu Huangli Paper Industry Co., Ltd.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007

WUHAN GENERAL GROUP (CHINA), INC.

By:	/s/ Xu Jie

Name:	Xu Jie
Title:	President and Chief Executive Officer
(principal executive officer and duly authorized officer)

By:	/s/Kuang Yuandong

Name:	Kuang Yuandong
Title:	Chief Financial Officer and Treasurer
(principal financial officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1*	Construction Contract (Turbine Manufacturing Facilities) between Wuhan Generating Equipment Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd.

10.2*	Supplementary Agreement to Construction Contract (Turbine Manufacturing Facilities), dated on March 21, 2007, between Wuhan Blower Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd.

10.3*	Construction Contract (Administrative Building for Turbine Facilities), dated on March 26, 2007, between Wuhan Generating Equipment Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd.

10.4*	Construction Contract for Thermal Electric Plant, dated on July 8, 2007, between Wuhan Generating Equipment Co., Ltd. and Jiangsu Huangli Paper Industry Co., Ltd.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

* Filed herewith