Form 10KSB
period 2007-12-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2008-03-31
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file number 33-25350-FW

WUHAN GENERAL GROUP (CHINA), INC.
(Name of Small Business Issuer in Its Charter)

Nevada	84-1092589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Canglongdao Science Park of Wuhan East Lake Hi-Tech Development Zone Wuhan, Hubei, People’s Republic of China	430200
(Address of Principal Executive Offices)	(Zip Code)

86-27-5970-0069
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes ☐ No ☒*

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were approximately $82,503,510.

Based on the average bid and asked prices of our common stock on March 28, 2008, the aggregate market value of the Company’s common stock held by non-affiliates was $35,783,193.

As of March 28, 2008, the issuer had a total of 21,876,390 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

* The Company has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports). The Company has been required to file reports by Section 15(d) since February 5, 2008.

PART I

This Form 10-KSB contains forward-looking statements. For this purpose, any statements that are not statements of historical fact may be deemed to be “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, growth of our blower business and establishment of our turbine business. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

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

In evaluating these forward-looking statements, you should consider various factors, including those listed below in the Risk Factors subsection of Item 1 - Description of Business. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As used in this Form 10-KSB, references to the “Company,” the “registrant,” the “issuer,” “we,” “our,” or “us” refer to Wuhan General Group (China), Inc., unless the context otherwise indicates.

Item 1.  Description of Business.

Overview

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through our wholly owned subsidiary, Universe Faith Group, Ltd. (“UFG”), which has no operations of its own and only serves to hold our Chinese operating subsidiaries, Wuhan Blower Co., Ltd. (“Wuhan Blower”) and Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating”). Wuhan Blower is a manufacturer of industrial blowers that are principally components of steam-driven electrical power generation plants. Through our Wuhan Generating subsidiary, we also manufacture industrial steam and water turbines, also principally for use in electrical power generation plants. Wuhan Blower and Wuhan Generating conduct all of their operations in the People’s Republic of China, which we refer to in this report as PRC or China. Prior to our acquisition of UFG in February 2007, we were a publicly held shell company with no operations other than efforts to identify suitable parties for a merger transaction.

Our Corporate History

The Company was incorporated on July 19, 1988 under the laws of the State of Colorado as Riverside Capital, Inc. On February 28, 1989, Riverside Capital completed a public offering of 20,500,000 units (consisting of common stock and warrants) at an offering price of $0.01 per unit. Riverside Capital engaged in various business endeavors, and on March 18, 1992, acquired 100% of the outstanding shares of United National Film Corporation. At that time, we changed our name to United National Film Corporation. We were not successful in the film business, and in June 2001, we suspended all business activities and became a “reporting shell corporation.” As such, we had no operations other than maintaining our public company status and searching for a suitable party with which to execute a reverse merger transaction, in which a previously private company takes on our public company status. In October 2006, we changed our state of incorporation from Colorado to Nevada.

On February 7, 2007, we completed a share exchange transaction, in which we issued to Fame Good International Limited (“Fame”), as the sole stockholder of UFG, 17,912,446 newly issued shares of our common stock in exchange for all of the issued and outstanding capital stock of UFG held by Fame. As a result, UFG became our wholly owned subsidiary, Fame became our controlling stockholder and the management team of Wuhan Blower replaced our prior management team. Prior to the share exchange transaction, we had no relationship with Fame, UFG, Wuhan Blower or Wuhan Generating. On March 13, 2007, the Company changed its name from “United National Film Corporation” to “Wuhan General Group (China), Inc.”

Prior to the share exchange transaction, we had 1,800,000 shares of common stock outstanding. Following the closing of the share exchange transaction, we had 19,712,446 shares of common stock outstanding. As of March 28, 2008, we had 21,876,390 shares of common stock outstanding.

Background and History of UFG and Wuhan Blower

UFG was incorporated in the British Virgin Islands in August 2006. Until the share exchange transaction in February 2007, UFG was a wholly owned subsidiary of Fame, also a BVI company and now our controlling stockholder. Our President and Chief Executive Officer, Mr. Xu Jie, acquired control of Fame, and Fame acquired control of UFG, in late August 2006. Neither Fame nor UFG had any active business operations until UFG acquired Wuhan Blower in September 2006.

Wuhan Blower was founded in 1958 as the Wuhan Blower Company, a State-Owned Enterprise (“SOE”) and became one of the largest manufacturers of industrial blowers in central and southwest China. In 2004, Mr. Xu purchased the company with the intention of making changes to its management structure, employee utilization, plant location and general operations which would transform it from a traditional Chinese SOE into a modern, efficient operating company. Mr. Xu relocated the company to the Eastlake New Technology Development Zone in Wuhan, with much improved access to railroads, waterways and roads necessary for the transportation of its products, and constructed a new headquarters, research and development, and manufacturing facility at this location. Principally as a result of these actions, combined with more efficient use of personnel, Wuhan Blower has experienced significant increases in revenues and net income over the last two years.

On January 9, 2007, Wuhan Blower completed its acquisition of Wuhan Generating, a manufacturer of water and steam turbines, which is a complementary business to that of Wuhan Blower. We have recently completed the construction of a new turbine manufacturing facility for Wuhan Generating. We are in the process of installing customized equipment for the production of turbines. We expect installation to be complete and production to begin in this new facility in the third quarter of 2008.

We are located in Wuhan, the capital of China’s Hubei Province and one of the ten largest cities in China. Hubei is centrally located and is a key player in the Chinese automotive, metallurgy, machinery, power generation, textiles and high-tech industries. Wuhan is one of the major university cities in the country, providing a highly educated workforce to the surrounding industries.

Acquisition of UFG

On February 7, 2007, we completed the share exchange transaction, also known as a “reverse acquisition” transaction, whereby UFG became our wholly owned subsidiary and Fame became our controlling stockholder.

Upon the closing of the share exchange transaction, Glenn A. Little, then our sole director and officer, submitted his resignation from all offices that he held effective immediately. Xu Jie, the President and Chief Executive Officer of Wuhan Blower, was appointed our President, Chief Executive Officer and Chairman of the Board. In addition, the Wuhan Blower executive officers became our executive officers.

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

February 2007 Private Placement

Also on February 7, 2007, we completed a private placement transaction in which we issued to nine institutional investors an aggregate of 10,287,554 shares of our newly created Series A Convertible Preferred Stock ("Preferred Stock") at a price of $2.33 per share for gross proceeds of $23,970,000. The Preferred Stock is convertible into shares of our common stock on a 1-for-1 basis. The holders of our Preferred Stock are not required to pay a conversion price or any other consideration in order to convert Preferred Stock into common stock. The Preferred Stock is entitled to a dividend equal to 5% per annum, payable quarterly. We must pay any unpaid dividends on our Preferred Stock before paying dividends on our common stock.

Except with respect to specified transactions that may affect the Preferred Stock and except as otherwise required by Nevada law, the Preferred Stock has no voting rights. In the event that the trading price and volume of our common stock achieve certain levels, the outstanding shares of our Preferred Stock will be converted automatically into shares of our common stock over a two year period starting February 5, 2008. In the event of our liquidation, the holders of Preferred Stock shall be entitled to receive, out of our assets available for distribution to stockholders, an amount equal to $2.33 per share plus any accrued and unpaid dividends before any payment can be made to the holders of our common stock.

In the private placement, we also issued three series of common stock purchase warrants - Series A, B, and J - which entitle the holders to purchase an aggregate of 21,145,922 shares of our common stock on the terms set forth below.

The investors in the February 2007 private placement received “60% warrant coverage” on their investment. As a result, we issued to the investors, on a pro rata basis, Series A warrants to purchase an aggregate of 6,172,531 shares of common stock. The Series A Warrants have an exercise price of $2.57 per share and expire on February 7, 2012.

In addition, each of the private placement investors who invested at least $2,000,000 also is entitled to purchase shares of our common stock on the same terms as such investor’s initial purchase. To represent this right, we issued Series J Warrants to these investors to purchase an aggregate of 9,358,370 shares of common stock. The Series J Warrants have an exercise price of $2.33 per share and expire on November 7, 2008.

Investors receiving Series J Warrants also received “60% warrant coverage” on this additional investment, if made. We therefore issued Series B Warrants to these investors to purchase an aggregate of 5,615,021 shares of common stock. The Series B Warrants can only be exercised upon and to the extent that the Series J Warrants are exercised. The Series B Warrants have an exercise price of $2.57 and expire on February 7, 2012.

As partial consideration for services rendered by 1st BridgeHouse Securities, LLC ("1st BridgeHouse"), the placement agent for the February 2007 private placement, we agreed to issue warrants to purchase common stock to 1st BridgeHouse in an amount equal to 10% of all shares of Preferred Stock sold in the private placement, plus 10% of any shares of common stock issued pursuant to the Series A, B and J Warrants issued in the private placement. This right is represented by Series C, AA, BB and JJ warrants issued by 1st BridgeHouse. The Series C, AA, BB and JJ Warrants relate to the Series A Preferred Stock, Series A Warrants, Series B Warrants and Series J Warrants, respectively. The exercise prices of the Series C, AA, BB and JJ Warrants are $2.57, $2.83, $2.83 and $2.57, respectively. These exercise prices are 110% of the purchase price that investors paid or will pay for the related security. 1st BridgeHouse can purchase 1,028,755, up to 617,253, up to 561,502 and up to 935,837 shares of common stock pursuant to the Series C, AA, BB and JJ Warrants, respectively. The Series C, AA, BB and JJ Warrants expire on February 7, 2017.

Agreements in connection with February 2007 Private Placement

In connection with the February 2007 private placement, we entered into the following agreements: securities escrow agreement, lock-up agreement and escrow agreement. A summary of each of these agreements is provided below.

The Company and Fame, the Company’s controlling stockholder, entered into a securities escrow agreement with the private placement investors in which Fame agreed to certain “make good” provisions. In the securities escrow agreement, the parties established minimum performance thresholds for the 12 months ending December 31, 2007 and December 31, 2008. The 2007 performance threshold is earnings per share equal to $0.465 per share (based on 30,000,000 shares outstanding) and the 2008 performance threshold is net income equal to $22,000,000. Fame deposited into escrow a total of 9,000,000 shares of our common stock. If we do not achieve the 2007 or 2008 performance thresholds, some or all of the escrowed shares will be delivered pro rata to the private placement investors, with the amount distributed dependent upon the amount by which we fail to achieve the performance thresholds. If we meet or exceed both performance thresholds, the escrowed shares will be returned to Fame. In each case in which escrowed shares are distributed, only those private placement investors who remain our stockholders at the time the escrow shares become deliverable are entitled to their pro rata portion of such escrow shares. The foregoing is only a summary of the “make good” arrangements and is qualified by the exact terms of the securities escrow agreement, which was filed as Exhibit 10.4 to our Form 8-K filed on February 13, 2007.

Also in connection with the private placement, we entered into a lock-up agreement with Fame. Under the terms of the lock-up agreement, Fame agreed not to sell any shares of our common stock until February 5, 2011, unless permitted by the February 2007 private placement investors. The lock-up agreement contains a limited exception for bona fide gifts.

We also entered into an escrow agreement that required us to deposit $750,000 in an escrow account to cover fees and expenses in connection with investor relations, public relations or securities law compliance, including related legal fees. The escrow will terminate upon the earlier of (i) the disbursement of all escrow funds and (ii) February 7, 2010.

Our Products

We engage primarily in the design, development, manufacture and sale of industrial blowers in China. Our industrial blowers are used primarily in steam-driven electrical power generation plants. In addition, we have begun production of water turbines in our existing facilities and in shared facilities. Once customized equipment is installed in our new turbine manufacturing facility, which we believe will occur in the third quarter of 2008, we will expand production of turbines from this facility at such time. Steam and water turbines also will be manufactured principally for use in electrical power plants.

Industrial Blowers

Industrial Blowers Generally

Industrial blowers are used to move very large volumes of air. When used in conjunction with an industrial furnace in steam-driven electrical power generation plants, they:

•	blow air into the firebox in order to increase oxygen and improve combustion;

•	blow fuel (primarily coal dust) into the firebox; and

•	suck out waste gases.

If pollution control is required for the waste gases, then:

•	a blower will propel the exhaust gases through a pollution reduction unit (such as a de-sulphurization unit); and

•	a final blower will push the “cleaned” gases to and through the smokestack.

Industrial blowers are custom-made for the specific installation in which they will be used. The blower can be driven by an industrial scale electric motor, a diesel engine or a steam turbine. In addition to their use in power generation plants, industrial blowers are also used in the metallurgy and petrochemicals industries, as well as for ventilation in mines, mass transit (subways, tunnels, stations) and sewage treatment (for aeration).

Our Industrial Blower Products

Our primary blower products are:

•
Axial fans. These consist of a bladed impeller (fan) in an elongated cylindrical casing and are primarily used to provide high-volume, low-pressure air for larger power stations of 200 to 1,000 megawatts.

•
Centrifugal Blowers. These consist of a “squirrel cage” type impeller (or rotor) in a scroll- or spiral-shaped casing. Air is drawn into the center of the squirrel cage through a hole in the side of the casing and is thrown out at a right angle by the rotational force. These blowers provide lower volumes of air, but at higher pressures, and are used in medium-sized power stations of 100 to 300 megawatts for blowing coal dust into furnaces. They are also used for aeration in sewage treatment plants.

When required for noise abatement purposes, we also manufacture silencers or “mufflers” fitted to the exhaust side of our centrifugal blowers. These silencers are very similar in form and function to the muffler on an automobile: the silencer interior is fitted with perforated metal trays stuffed with a sound absorbing material such as fiberglass.

We are one of the largest suppliers of industrial blowers in our market to the Chinese electrical power generation industry, which is growing rapidly. All of our products are custom-built for specific purchasers. The majority of our product revenue comes from competitive bidding.

A typical blower costs approximately $90,000 and takes three months to build, from design to finish. We are currently operating at 100% of capacity and are producing approximately 300 blower/fan units per year.

The manufacture of these products combines both low-tech and high-tech processes. The low-tech process consists of the cutting and welding of the steel for both the rotors and the casings. The high-tech process consists of the product design, the “finish” manufacturing of the rotor shafts, and the balancing of the rotor assemblies.

We make extensive use of computer aided design (CAD) and computer aided engineering (CAE) in the design phase of our manufacturing process. In particular, CAE provides us with the ability to do finite element analysis of our rotor designs, while CAD allows us to do three dimensional modeling (to include molding coordinates for the fan/blower blades) and design of the inlet and outlet parameters. Our relationships with the Science and Technology University of Central China, Jiaotong University and the Acoustic Institute of the China Science Academy allow us to stay abreast of the latest developments in the fields of fluid dynamics, material sciences and acoustics.

We have the only acoustics lab in our industry in China, which we share with our university partners and which the China Fan Performance Test Center uses for all its work. Mr. Liu Shupeng, our Vice General Manager (Blower), is also the deputy director general of the Fan Association of China as well as the director of the Industry Standards Association.

Through the use of the above technologies, we are able to design fans/blowers of the highest efficiency providing precisely the volumes and pressures required.

Parts purchased from third parties consist mainly of the electric motor specified by the client (normally equal to about 20% of the build cost of the assembly), bearing castings and steel.

Turbines

Steam Turbines Generally

In a steam-driven electrical power generation plant, blowers like those we manufacture feed fuel and air into a large furnace. The primary purpose of the furnace is to produce steam for the powering of steam-driven turbines. A stream turbine takes the force of the steam and converts it into rotary motion, which is then used to drive machinery.

Steam turbines are normally categorized by their output in watts - kilowatts through megawatts. A small steam turbine of 750 kilowatts is capable of lighting 7,500 100-watt light bulbs. A large 500 megawatt turbine can light 5 million 100-watt light bulbs or supply the power for a medium-sized city.

Steam turbines are high-precision, high-tolerance pieces of machinery and in many respects are similar to a jet engine. Each is built-to-order according to the design specifications of the customer. In general, they are very large pieces of machinery with extremely heavy castings. The manufacture of steam turbines, like blowers, requires both low-tech and high-tech processes.

Water Turbines Generally

For those applications where the customer is close to a source of water power and does not need steam for other applications in its plant, a water turbine may be more economical than a steam turbine. In this case, the cost of building a source of water pressure (typically a dam) and the viaduct to the water turbine must be weighed against the cost of building a steam plant. In general, water turbines have lower tolerances and are considered lower technology than steam turbines.

A water turbine operates very much like an enclosed water wheel - high velocity incoming water pushes against the turbine blades, forcing the turbine to rotate and provide power to the attached generator set.

As with a steam turbine, each is built-to-order according to the design specifications of the customer. The most important consideration in the design is the height of the water column above the turbine, which will determine how large the turbine must be and how fast it must turn to achieve the desired power output.

Our Turbine Products

We have only recently begun production of water turbines from our existing manufacturing facilities. We have recently completed the construction of a new turbine manufacturing facility for Wuhan Generating. We believe that the installation of customized equipment in our new facility will be completed in the third quarter of 2008.

Upon completion of our new turbine manufacturing facility, we currently plan to manufacture the following four types of steam turbines:

•	Regular steam turbines - these turbines are designed to make maximum use of the steam, with any waste steam vented into the atmosphere through cooling towers.

•	Co-generation turbines - these turbines are designed to provide for the use of “waste steam” by a co-located industrial plant (such as a paper or chemical plant).

•
“Heat-centric” turbines - these turbines are used by municipalities with a central steam system for home and factory use. The turbine is able to use this lower-pressure steam for incremental power output.

•
“Variable pressure output” turbines - these turbines have the ability to provide waste steam at two or more pressures. Fundamentally, they allow for tapping the steam at different pressure stages in the generator.

Steam turbine production is characterized by low unit volume with high unit revenue and margins. While it is difficult to generalize, a 100 megawatt steam turbine costs approximately $7 to 8 million and takes eight to ten months to build.

Water turbines, on the other hand, bear a stronger resemblance (in manufacture) to our traditional industrial blowers. A water turbine resembles a blower operating in reverse, powered by water rather than air. This similarity allowed us to begin production of water turbines in our existing facilities and in shared facilities.

A typical ten megawatt water turbine costs approximately $600,000 and takes four to six months to construct.

The design and manufacturing of steam and water turbines require a high degree of engineering skill. We have a close relationship with Beijing 3-D, a high tech enterprise co-sponsored by the Chinese Academy of Sciences, for the purpose of developing new designs and manufacturing technology for the power generation equipment manufacturing industry in China. Beijing 3-D has developed world-class 3-dimensional CAD tools for use in the design of steam and water turbines. We anticipate obtaining rights to this technology in exchange for payment of a sales royalty on turbines utilizing the technology, although no formal agreement is currently in place. We believe this technology will give us significant advantages in providing our customers with the highest quality turbines, tailored precisely to their needs. Through its use, we believe we will be able to:

•	increase steam generator thermal efficiency by approximately 5% to 7%;

•	reduce coal consumption by approximately 15 to 21g per KWH; and

•	increase megawatt output by approximately 10% per unit.

As a result, we believe that we can compete effectively in the turbine market. We also will be providing for China’s need for cleaner and more efficient electric power production.

Development of Our Steam and Water Turbine Business

On January 9, 2007, Wuhan Blower completed the formation of Wuhan Generating. To develop the Company’s turbine business, Wuhan Blower reached an understanding with China Chang Jiang Energy Corporation ("China Chang Jiang"), which owns Wuhan Turbine Works, a manufacturer of energy turbines for power plants. China Chang Jiang has agreed to allow us to assume the operations of Wuhan Turbine Works related to the manufacture of steam turbines up to 300 megawatts and water turbines up to 200 megawatts. To this end, Wuhan Generating hired a number of the management team members from Wuhan Turbine Works. These former Wuhan Turbine Works management team members and a limited number of Wuhan Turbine Works skilled laborers helped Wuhan Generating launch its turbine operations in 2007. Upon the installation of all the customized equipment in our new turbine manufacturing facility, which we believe will occur in the third quarter of 2008, Wuhan Generating expects to hire approximately 500 employees from Wuhan Turbine Works.

We intend to utilize a management strategy for Wuhan Generating that is similar to the one we used for Wuhan Blower during its first two years: management and employee restructuring, movement to a new facility (on our existing premises) and an intense focus on research and development.

We are nearing completion of the new turbine manufacturing facility in Wuhan adjacent to our current manufacturing facilities. However, by utilizing outsourcing and our existing blower manufacturing equipment, we have already commenced the manufacture of turbines.

The launch of the turbine business puts us on a high-margin per unit business path, offering us exceptional growth opportunities by participating in China’s dynamic growth in electrical generating capacity requirements.

We are spending approximately $22.5 million on the new turbine plant and related equipment; a portion of the funding for this project was derived from the net proceeds of our February 2007 private placement. The new workshop is planned to be approximately 247,500 square feet with a hoist crane capacity of 160 tons. We have purchased large, high-precision equipment such as a 20 foot vertical boring lathe, a 39 foot precision horizontal lathe, two numerically controlled boring and milling machines, and a large dynamic-balance machine with a high-precision and numerically controlled machining center. Approximately 30% of this machinery has been installed in our facility, while the remaining 70% is either in the process of installation or still being delivered from our suppliers.

In addition, we have constructed a new administrative building for the turbine manufacturing facility, which is located adjacent to the turbine manufacturing facility.  It will be used by personnel in turbine supplies and sales and for other administrative tasks. Construction on the administrative building began in June 2006 and was completed in December 2007. The Company expects the interior to be completed, and the building ready for use, in December 2008.

In starting our turbine enterprise, we have a seasoned, tested management team, the availability of cutting-edge design and manufacturing technology and a brand-new fabrication facility. With these assets, we believe we have assembled the pieces to create the predominant steam and water turbine manufacturer in China.

In July 2007, we entered into a contract with Jiangsu Huangli Paper Industry Co., Ltd. ("Jiangsu Huangli") to build a thermal electric power plant with four boiler furnaces and two turbine generator groups in Jiangyin, Jiangsu. We expect to receive approximately $26.37 million to construct this power plant, and this total amount will be paid to us in monthly payments over a period of one year. If Jiangsu Huangli fails to make timely payments to us, we are contractually bound to assume the cost to continue with the construction of the power plant. Although we do not currently anticipate this happening, if we were required to assume construction costs, the power plant project would become a joint venture between us and Jiangsu Huangli. We plan to complete the power plant around June 30, 2008.

Our Market

The market for blowers, steam turbines and water turbines in China is directly driven by the growth in the country’s overall demand for electricity and the now mandated requirement for electrical generating equipment that is both more fuel efficient and less polluting. According to the Energy Information Administration, China currently has the second greatest amount of installed electrical capacity of any nation, trailing only the United States. China Daily Online reports that China’s total installed electricity generating capacity exceeded 713 gigawatts in 2007, up 14.6% from 2006. According to the People’s Daily Online, the Chinese government made the increase in installed capacity a major part of the 10th (2005) and 11th (2010) Five Year Plans. According to RNCOS, an industry research firm, China will consume around 16% of the world’s energy by 2020.

China’s electrical capacity is installed not only in centralized major power production plants, but also often on the premises of major industrial facilities. The on-site production of power allows a company to avoid brownouts or complete loss of service. In this manner, many companies have insulated themselves from the short-fall in overall capacity.

Our Customers

In our blower manufacturing business, we currently have a base of over 330 customers. We have only recently entered the turbine manufacturing business, in which we have approximately 16 customers.

Raw Materials and Supplies

The principal raw materials used in the manufacture of our products are rolled steel and iron. We believe these materials are widely available from multiple sources, though we primarily obtain them from three suppliers: Wuhan Iron and Steel Group, Baoshan Iron & Steel Co. and Jinan Iron & Steel Co.

Research and Development

We believe that our research and development (“R&D”) facilities are among the most advanced in the industry. Our R&D department operates out of a new facility at our Wuhan campus. Our relationships with the Science and Technology University of Central China, Jiaotong University and the Acoustic Institute of China Science Academy allow us to stay abreast of the latest developments in the fields of fluid dynamics, material sciences and acoustics. We have the only acoustics lab in our industry in China, which we share with our university partners and which the China Fan Performance Test Center uses for all of its work. During 2007, R&D expense was approximately 5% of sales and we expect R&D expense to be approximately 5% of 2008 sales. We are able to pass these costs through to the customer through the sales price of our products.

Our Competition

We believe that there are currently approximately 500 blower and fan manufactures in China, but that most of these are small and do not have the R&D and manufacturing resources that we do. We compete mainly with five large scale manufacturers, each of which is roughly the same size as the Company. We believe that there are currently approximately 500 turbine manufactures in China, but that most of these are small and do not have the R&D and manufacturing resources that we do. We believe there are approximately five significant manufacturers of steam and water turbines with whom we compete. In both our blower and turbine businesses, we compete primarily on the basis of reputation, price, quality, engineering, timeliness and post-purchase services.

Regulation

We do not face any significant government regulation of our businesses or in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Employees

As of  March 28, 2008, we employed approximately 640 full-time employees and approximately 60 part-time employees. Once customized equipment is installed in our new turbine manufacturing facility, we plan to increase the number of full-time employees.

Wuhan Blower has, and Wuhan Generating will have, a trade union that protects employees’ rights, aims to assist in the fulfillment of our economic objectives, encourages employee participation in management decisions and assists in mediating disputes between us and union members. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts with all of our officers, managers and employees.

Our employees in the PRC participate in a state pension scheme organized by Chinese municipal and provincial governments. In addition, as required by PRC law, we provide employees in the PRC with various types of social insurance, including medical insurance, unemployment insurance and occupational injury insurance.

Risk Factors

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our common stock. If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline and you may lose all or part of your investment.

The risk factors presented below are all of the ones that we currently consider material. However, they are not the only ones facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risk Factors Related to Our Business

Our steam and water turbine business is a critical component of our growth and overall business strategy, yet our turbine facility is not operational and we have little experience manufacturing turbines.

In late 2005, Wuhan Blower reached an understanding with many of the former management members of Wuhan Turbine Works, a business owned by China Chang Jiang Energy Corporation, whereby it would establish a new business utilizing their management and technology to manufacture small to mid-size steam and water turbines. Since that time, we have begun production of turbines in our existing manufacturing facilities and in shared facilities. In March 2006, we broke ground on a new turbine manufacturing facility. The construction of the new turbine manufacturing facility has been completed; however, the installation of customized equipment for this facility will not be completed until the third quarter of 2008.  We plan to expand production of turbines from this facility once the installation is complete. We anticipate that the manufacture of turbines will become a critical component of our business. However, we have limited experience manufacturing turbines.

Because we have had a limited operating history in the turbine manufacturing business, it is difficult to forecast accurately our future revenues and expenses related to this segment. Additionally, our turbine operations will continue to be subject to risks inherent in the establishment of a new business, including, among other things, efficiently deploying our capital, developing our product and service offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenues from these operations will be dependent on a number of factors, many of which are beyond our control. To be successful, we must, among other things, complete the installation of the customized equipment, integrate the former managers of Wuhan Turbine Works and establish market recognition in this business. This will require us to expend significant resources, including capital and management time and there can be no assurance that this aspect of our business will be successful.

Wuhan Blower was privatized in 2004, so it has a limited history of operations as a non-state-owned enterprise. We may not realize the benefits of privatization as quickly as we anticipate or at the level that we expect.

Wuhan Blower was originally founded in 1958 as the Wuhan Blower Company. In 2004, Mr. Xu Jie purchased the company and implemented steps to transform it from a traditional Chinese state-owned enterprise into a modern, efficient company. Thus , we only have a limited history of operations as a non-state-owned enterprise. We cannot assure you that we will be successful in achieving the benefits we expect from our privatization, such as increased management flexibility in implementing measures to improve our cost structure, the efficient operation of our business and the expansion into new businesses in a timely manner or at all. Factors that may cause the actual benefits we may derive from privatization to deviate from our expectations include:

•	inexperience of management in transforming and then operating a non-state-owned enterprise;

•	unanticipated adverse developments in our attempt to achieve efficient management of our workforce and operation of our business;

•	changes in regulations affecting us following our privatization; and

•	the speed with which we are able to implement more efficient management systems, and the resulting levels of cost savings.

Our management has identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In conjunction with the preparation of this Form 10-KSB, our management carried out an evaluation of the effectiveness of the design and operation of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2007. Based upon this evaluation, our CEO and CFO concluded that our internal control over financial reporting and disclosure controls and procedures contained significant deficiencies and material weaknesses. For more detailed information regarding our internal control over financial reporting and our disclosure controls and procedures, see Part II, Item 8A Controls and Procedures.

If we are unable to improve our financial and management controls, and hire additional accounting and finance staff experienced in addressing complex accounting matters applicable to public companies, in each case in a timely and effective manner, our ability to comply with the accounting and financial reporting requirements and other rules that apply to public companies would be impaired.

If the remedial policies and procedures we implement are insufficient to address the identified material weaknesses, or if additional significant deficiencies or material weaknesses in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting.

We must implement additional and expensive procedures and controls in order to grow our business and organization and to satisfy reporting requirements, which will increase our costs and require additional management resources.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the Securities and Exchange Commission (“SEC”), including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. Upon approval for listing as a public company on NASDAQ, we will also be required to comply with marketplace rules. Compliance with the Sarbanes-Oxley Act and other SEC and NASDAQ requirements will increase our costs and require additional management resources. We recently have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

We have incurred substantial debt to finance our growth. As of December 31, 2007, we had approximately $28.13 million of outstanding bank loans and notes. This indebtedness could have important consequences to us, such as:

•	limiting our ability to obtain additional financing to fund growth, working capital, capital expenditures, debt service requirements or other cash requirements;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	limiting our ability to invest operating cash flow in our business due to debt service requirements;

•	limiting our ability to compete with companies that are not as highly leveraged and that may be better positioned to withstand economic downturns; and

•	increasing our vulnerability to fluctuations in market interest rates.

Our ability to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to raise additional equity capital, sell assets or borrow more money. We may not be able, at any given time, to raise additional equity capital, sell assets or borrow more money on terms acceptable to us or at all.

In addition, the majority of our debt matures in less than one year.  In the past, we have refinanced our debt prior to maturity. However there can be no assurance that we will be able to refinance our debt on favorable terms.

Default in payment by one or more customers that have large account receivable balances could adversely impact our results of operations and financial condition.

A significant portion of our working capital consists of accounts receivable from customers. As of December 31, 2007, we had an aggregate amount of $31.88 million in accounts receivables. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected. A significant amount of customer defaults would be most likely to occur in an economic or industry downturn. Such an event could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations.

We rely on third-party relationships to augment our research and development capabilities. If we fail to establish new, or maintain existing, collaborative arrangements, or if our partners do not perform, we may be unable to research and develop new products and make technological advancements.

Although we maintain our own research and development facilities, we also rely on collaborative arrangements with third-parties to research and develop new products and make technological advancements. For example, we have relationships with the Science and Technology University of Central China, Jiaotong University and the Acoustic Institute of the China Science Academy that allow us to stay abreast of the latest developments in the fields of fluid dynamics, material sciences and acoustics. We would be harmed by the loss of such relationships. In addition, we license technological information, and receive related technical assistance, from Mitsubishi Heavy Industries, Ltd. in connection with the majority of axial flow fans that we produce. If we fail to retain our rights under the license agreement, we would not be able to produce axial flow fans using the technical information provided by Mitsubishi. Additional collaborations may be necessary in the future. If we fail to enter into additional collaborative arrangements or fail to maintain our existing collaborative arrangements, we may not be able to compete successfully with other companies that achieve technological advancements.

Our dependence on collaborative arrangements with third-parties subjects us to a number of risks, including, among others:

•	collaborative arrangements may not be on terms favorable to us;

•	disagreements with partners may result in delays in research and development, termination of our collaboration agreements or time consuming and expensive legal action;

•
we cannot control the amount and timing of resources that our partners devote to our research and development and our partners may not allocate sufficient funds or resources to our projects, or may not perform their obligations as expected;

•	partners may choose to research and develop, independently or with other companies, alternative products or technological advancements, including products or advancements that would compete with ours;

•	agreements with partners may expire or be terminated without renewal, or partners may breach collaboration agreements with us;

•	business combinations or significant changes in a partner’s business strategy might adversely affect that partner’s willingness or ability to complete its obligations to us; and

•	the terms and conditions of the relevant agreements may no longer be suitable.

The occurrence of any of these or similar events could adversely affect our research and development capabilities.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. As a result, we do not have any business liability insurance coverage for our operations. If we incur any losses, we will have to bear those losses without any assistance. As a result, we may not have sufficient capital to cover material damage to, or the loss of, our manufacturing facilities due to fire, severe weather, flood or other causes, and such damage or loss would have a material adverse effect on our financial condition, business and prospects.

Our results could be adversely impacted by product quality and performance.

We manufacture and install products based on specific requirements of each of our customers. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability and quality standards required by our customers. If our products or services have performance, reliability or quality problems, we may experience delays in the collection of accounts receivables, higher manufacturing or installation costs, additional warranty and service expense, and reduced, cancelled or discontinued orders. Additionally, performance, reliability or quality claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages.

Continued price volatility and supply constraints in the steel and iron markets could prevent us from meeting delivery schedules to our customers or reduce our profit margins.

Our business is dependent on the prices and supply of steel and iron, which are the principal raw materials used in our products. The steel and iron industries are highly cyclical in nature, and steel and iron prices have been volatile in recent years and may remain volatile in the future. Steel and iron prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. In the past, there have been unusually rapid and significant increases in steel and iron prices and severe shortages in the steel and iron industries due in part to increased demand from China’s expanding economy and high energy prices. We do not have any long-term contracts for the purchase of steel and iron and normally do not maintain inventories of steel and iron in excess of our current production requirements. We can give you no assurance that steel and iron will remain available to us at competitive prices or that prices will not continue to be volatile. If the available supply of steel and iron declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition.

Expansion of our business may strain our management and operational infrastructure and impede our ability to meet any increased demand for our products. In addition, we may need additional funding to support our growth, and this funding may not be available to us.

Our business plan is to grow significantly our operations by meeting the anticipated growth in demand for existing products, and by introducing new products. Our planned growth includes the development of a turbine manufacturing business. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. Our business growth also presents numerous risks and challenges, including:

•	our ability successfully and rapidly to expand sales to potential customers in response to potentially increasing demand;

•	the costs associated with such growth, which are difficult to quantify, but could be significant; and

•	rapid technological change.

To accommodate this growth and compete effectively, we may need to obtain additional funding to improve and expand our manufacturing facilities, information systems, procedures and controls and to expand, train, motivate and manage existing and additional employees. Funding may not be available in a sufficient amount or on favorable terms, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including in particular Xu Jie, our President, Chief Executive Officer and Chairman of the Board. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

We are a holding company and rely on the receipt of dividends from our operating subsidiaries. We may encounter limitations on the ability of our subsidiaries to pay dividends to us.

As a holding company, we have no direct business operations other than the ownership of our operating subsidiaries. Our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions relating to doing business in China as discussed below. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to their corporate structure.

All of our operations are conducted in China and substantially all of our revenues are generated in China. We are required to establish reserve funds and staff and workers’ bonus and welfare funds, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. We are required to allocate at least 10% of our net profits to the reserve fund until the balance of this fund has reached 50% of our registered capital.

In addition, the profit available for distribution from our Chinese operating subsidiaries is determined in accordance with generally accepted accounting principles in China. This calculation may differ from the one performed under generally accepted accounting principles in the United States, or GAAP. As a result, we may not receive sufficient distributions from our Chinese subsidiaries to enable us to make dividend distributions to our stockholders in the future. The limitations on distributions of the profits of our Chinese operating subsidiaries could negatively affect our financial condition and assets, even if our GAAP financial statements indicate that our operations have been profitable.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China also are required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

We enjoy certain preferential tax concessions, and the loss of these preferential tax concessions would cause our tax liabilities to increase and our profitability to decline.

On March 16, 2007, the National People’s Congress promulgated the Law of the People’s Republic of China on Enterprise Income Tax, which became effective on January 1, 2008. In accordance with this new Chinese tax law, the corporate income tax rate will be reduced to 25%. However, certain industries and projects, such as high and new technology enterprises, may continue to receive preferential corporate income tax treatment.

The new tax legislation also provided for a transitional period for enterprises already benefiting from preferential tax treatment.  The Company expects to be an enterprise that will continue to benefit from a preferential tax rate in both the transitional period, as well as thereafter.  The Company believes that it will continue to benefit from a tax holiday in 2008, and, therafter beginning January 1, 2009, the Company will be subject to a 15% tax rate. There can be no assurance that we will continue to qualify for the preferential tax treatment or that Chinese tax regulations will remain the same. If we do not continue to receive our tax exemption or do not receive the reduced income tax rates thereafter, our tax liabilities will increase and our net income will decrease accordingly.

Our quarterly and annual revenues and operating results are volatile and difficult to predict.

Our quarterly and annual revenues and operating results may vary depending on a number of factors, including, but not limited to: fluctuating customer demand, delay or timing of shipments, construction delays, changes in product mix or market acceptance of new products; manufacturing or operational difficulties that may arise due to quality control, capacity utilization of our production equipment or staffing requirements; and competition, including the introduction of new products by competitors, adoption of competitive technologies by our customers and competitive pressures on prices of our products and services. Our failure to meet quarterly or annual revenue and operating result expectations would likely adversely affect the market price of our common stock.

Risks Related to the Market for Our Stock and Our Capital Structure

There is only a limited trading market for our common stock.

Our common stock is not currently listed for trading on any national securities exchange and very few shares are currently traded. We do not expect a more robust trading market for our shares to develop until we receive some level of public research coverage and/or successfully list our common stock on NASDAQ or another exchange. The OTC Bulletin Board does provide quotations of trades of our shares. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or the New York or American Stock Exchanges. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the stock exchanges. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain, and holders of common stock may be unable to sell their shares in a timely fashion, or at or near their original offering price or at any price.

Although we have an agreement with the investors in the February 2007 private placement to have our common stock listed on the NASDAQ Capital Market or NASDAQ Global Market, we cannot provide any assurance that we will be able to obtain a NASDAQ listing. Since we did not obtain a NASDAQ listing by December 31, 2007, we may have to issue additional shares to these private placement investors, which would dilute the holdings of an owner of our common stock.

In connection with the private placement, we agreed to have our common stock listed on the NASDAQ Capital Market or the NASDAQ Global Market. Although we have applied to list our common stock on NASDAQ, we cannot assure you that we will be able to meet the initial listing requirements or that our application will be accepted by NASDAQ. If our common stock is not listed on NASDAQ, the trading market for our common stock will remain illiquid.

Since our common stock was not listed and trading on NASDAQ by December 31, 2007, the private placement investors will be entitled to receive, on a pro rata basis, shares of our common stock as follows: (x) 1,500,000 shares of common stock since the shares were not listed by December 31, 2007, (y) an additional 3,000,000 shares of common stock if the shares are not listed by March 31, 2008 and (z) an additional 1,500,000 shares of common stock for each calendar month thereafter that the shares of common stock are not listed on the last day of such month. Each private placement investor has the option to elect to have these shares paid by Fame, our controlling stockholder, or issued by us. Therefore, if one or more private placement investors elects to receive newly issued shares, the holdings of an owner of our common stock would be diluted.

Shares eligible for future sale may adversely affect the market price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of restricted common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

The issuance of shares of common stock upon the exercise or conversion of outstanding securities may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

As of March 28, 2008, there were 32,850,927 shares of our common stock issuable upon conversion of outstanding Preferred Stock and exercise of outstanding warrants. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

In the event that we issue common stock or securities convertible into common stock in the future for consideration that is less than the conversion price of our outstanding Preferred Stock or the exercise prices of our outstanding warrants, the number of shares that we would be required to issue upon conversion of the Preferred Stock would be increased and the exercise prices of the warrants would be decreased.

The terms of our outstanding convertible preferred stock and warrants provide for a downward adjustment in the conversion price of our Preferred Stock and exercise prices of the warrants in the event that we subsequently issue shares of our common stock, or securities convertible into or exercisable for our common stock, for consideration that is less than the conversion or exercise prices of these previously-issued securities. Any reduction of the conversion price of our Preferred Stock as a result of these adjustment provisions would require that we issue a greater number of shares upon conversion of Preferred Stock than we would have issued in the absence of these provisions. Any additional shares that we issue as a result of these adjustment provisions would cause further dilution to our existing stockholders. In addition, any reduction of the exercise price of the warrants as a result of these adjustment provisions would reduce the amount of cash that we receive in connection with an exercise of such warrants.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

We may not realize the benefits that we hoped to derive as a result of the February 2007 share exchange, which include:

•	access to the capital markets of the United States;

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that are publicly traded;

•	the ability to use securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

In addition, the attention and effort devoted to achieving the benefits of the share exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from operational issues, which could materially and adversely affect our operating results or stock price in the future.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our new management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our new management team, which has no prior experience operating a U.S. public company, will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting by management, and audit of the public company’s internal control over financial reporting by such company’s independent registered public accountants. We believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the audit by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the audit process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an audit by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified audit report, investor confidence and share value may be negatively impacted.

Our principal stockholder has the ability to control our operations, including the election of our directors.

Fame Good International Limited, a holding company controlled by our President and Chief Executive Officer, Xu Jie, is the owner of approximately 82% of our outstanding voting securities (excluding shares of our Series A Convertible Preferred Stock which, until converted into common stock, only vote as a class on certain matters affecting such preferred stock). As a result, Mr. Xu possesses significant influence, giving him the ability, among other things, to elect each member of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer. Mr. Xu’s interests may differ from the interest of our other stockholders.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-in-control.

Our Articles of Incorporation authorize the Board of Directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Risks Related to Doing Business in China

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Changes or events that could possibly occur, among others, include:

•	level of government involvement in the economy;

•	control of foreign exchange;

•	methods of allocating resources;

•	balance of payments position;

•	international trade restrictions;

•	international conflict; and

•	devaluation of the Renminbi, which is the Chinese currency.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is subject to the uncertain legal environment in China.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally followed. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign investment enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign investment enterprises to hold licenses and permits such as requisite business licenses.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

In the last 20 years, despite a process of devolution of regulatory control to provincial and local levels and resulting economic autonomy and private economic activities, the Chinese central government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision to adjust economic policies or even to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem such as new strains of avian influenza in China could have a negative effect on our operations.

Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our manufacturing facilities or offices which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues are settled in Renminbi, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign investment enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition and the value of our shares.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our capital stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. Since then, the Renminbi has appreciated by approximately 8.5%. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past 15 years, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Around October 2007, the Chinese government implemented a freeze on commercial lending through the end of 2007. The implementation of such policies may c hill investments in the Chinese economy and impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. The People’s Bank of China raised interest rates twice in 2006 and five times in 2007. Repeated rises in interest rates and the current freeze on commercial lending by the central bank may slow economic activity in China, which could, in turn, materially increase our costs and also reduce demand for our products and services. In addition, these recent government actions will increase our debt costs and could impede our ability to secure additional debt financing or refinance our current debt.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued a Notice on Relevant Issues concerning Foreign Exchange Administration for Domestic Residents to Engage in Financing and in Return Investment via Overseas Special Purpose Companies.

In accordance with the notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the notice, the PRC residents must each submit a registration form to the local provincial SAFE branch with respect to their establishment of an offshore company, and also must file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident stockholders and subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

In addition, on August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revised China’s regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

These new rules may significantly affect the means by which onshore-offshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our PRC and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Chinese companies and some other foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to the completion of the share exchange in February 2007. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

PRC companies historically have not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet standards required of U.S. public companies. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act. Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business.

Our business may be adversely affected as a result of China’s entry into the World Trade Organization (“WTO”) because the preferential tax treatments available to us may be discontinued and foreign manufacturers may compete with us in the PRC.

The PRC became a member of the WTO on December 11, 2001. The current tax benefits that we enjoy may be discontinued as a result of the PRC’s membership in the WTO. If this happened, our profitability would be adversely affected. In addition, we may face additional competition from foreign manufacturers if they set up their production facilities in the PRC or form Sino-foreign joint ventures with our competitors in the PRC. In the event that we fail to maintain our competitiveness against these competitors, our profitability may be adversely affected.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original legal actions in China based upon U.S. laws, including the federal securities laws or other foreign laws, against us or our management.

Almost all of our current operations are conducted in China. Moreover, all of our officers and most of our directors are currently nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original legal actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Item 2.  Description of Property.

Wuhan Blower is located in the Eastlake New Technology Development Zone in the southernmost part of Wuhan, Hubei Province, People’s Republic of China, where we have easy access to the railroads, waterways and roads necessary for the transportation of our products and where we operate in a new facility in a campus-like setting. We hold a long term lease on  a property with a land area of approximately 1,400,000 square feet with 645,000 square feet of administration and factory space. We recently constructed a new turbine manufacturing facility, which will occupy an additional 247,500 square feet, and an administrative building to facilitate the orders and sales of turbines.

We have sales offices in the following cities:

•	Xi’an;

•	Guangzhou;

•	Shanghai;

•	Shenyang;

•	Beijing;

•	Chongqing; and

•	Nanjing.

Item 3.  Legal Proceedings.

A former promoter has contacted the Company claiming that it is entitled to receive shares of the Company’s common stock in connection with services that it purported to render. The Company disputes this assertion and denies that the promoter is entitled to this compensation. Management believes that the Company has valid defenses to the claim of the promoter and plans to defend vigorously these allegations. As of March 28, 2008, the former promoter has not brought any formal legal proceedings.

In addition, from time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

On November 30, 2007, our largest stockholder, which holds 17,912,446 shares of our common stock (which represented 91% of the Company’s common stock on such date) consented in writing to the adoption of the Wuhan General Group (China), Inc. 2007 Stock Option Plan (the “Plan”). The Plan, which became effective on November 30, 2007, is intended to assist the Company and its affiliates in recruiting and retaining individuals with ability and initiative by enabling such persons to participate in the future success of the Company and its affiliates by aligning their interests with those of the Company and its stockholders. The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 3,000,000 shares. The Plan will expire on November 30, 2017.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol “WUHN.OB”. Trading in our common stock has been sporadic and does not constitute an active market. The following table sets forth the closing high and low bid prices for our common stock for the last completed fiscal year, as reported on the OTC Bulletin Board. Since the Company was a publicly traded shell company prior to February 7, 2007, the following table does not include information prior to such date because we believe that it is irrelevant.

	Low	High
First Quarter 2007(1)	$2.06	$4.68
Second Quarter 2007	$2.80	$5.00
Third Quarter 2007	$4.25	$13.99
Fourth Quarter 2007	$6.90	$16.50

(1) Does not include information from January 1, 2007 through February 6, 2007.

These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of March 28, 2008, there were approximately 170 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during the last two fiscal years. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

The holders of our Preferred Stock are entitled to receive, out of legally available assets, dividends at the rate of 5% per annum, payable quarterly, on the first business day of each April, July, October and January. Dividends on the Preferred Stock, which are payable in cash or registered shares of common stock, are cumulative and are prior and in preference to payment of any dividend or distribution on any junior stock, including our common stock. So long as any shares of our Preferred Stock are outstanding, we will not declare, pay or set apart for payment any dividend or make any distribution on any junior stock (other than dividends or distributions payable in additional shares of junior stock), unless at the time of such dividend or distribution we shall have paid all accrued and unpaid dividends on our Preferred Stock.

Equity Compensation Plan Information

We maintain the 2007 Stock Option Plan (the “Plan”) pursuant to which we may grant options to purchase shares of common stock to eligible persons. The following table sets forth summary information regarding options granted and outstanding under equity compensation plans approved and not approved by the Company’s stockholders. The following table provides information about option awards under the Plan as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in first column)
Equity compensation plans previously approved by security holders	60,000	$7.08	2,940,000
Equity compensation plans not approved by security holders	-	-	-
Total	60,000	$7.08	2,940,000

Item 6.  Management’s Discussion and Analysis.

Overview

As a result of the share exchange or “reverse acquisition” transaction consummated on February 7, 2007, the Company became a holding company conducting operations through two indirect operating subsidiaries: Wuhan Blower and Wuhan Generating, each a company operating in China. A wholly owned subsidiary of the Company, UFG, owns 100% of the capital stock of Wuhan Blower, which in turn owns 100% of the capital stock of Wuhan Generating.

For accounting purposes, the share exchange transaction is treated as a reverse acquisition with UFG as the acquirer and the Company as the acquired party. As a result, the Company is deemed to be a continuation of the business of UFG. Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer (UFG). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the years ended December 31, 2007 and 2006.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Sales. Sales increased $65.80 million, or 393.97%, to $82.50 million in 2007 from $16.70 million in 2006. This increase was mainly attributable to the increased demand for anti-pollution equipment in China and revenue from the construction of a thermal electric power plant in Jiangyin, Jiangsu.

Cost of Sales. Our cost of sales increased $48.54 million, or 546.27%, to $57.43 million in 2007 from $8.89 million in 2006. This increase was due to the significant increase in sales and higher cost of materials. As a percentage of sales, the cost of sales was 69.61% in 2007 compared to 53.20% in 2006. This increase was primarily attributable to the increase in the cost of materials.

Gross Profit. Our gross profit increased $17.26 million to $25.07 million in 2007 from $7.82 million in 2006. Gross profit as a percentage of sales was 30.39% in 2007 compared to 46.80% in 2006.

Selling Expenses. Our selling expenses increased $1.14 million, or 95.46%, to $2.33 million in 2007 compared to $1.19 million in 2006. As a percentage of sales, selling expenses were 2.83% in 2007 compared to 7.15% in 2006. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales.

General and Administrative Expenses. Our general and administrative expenses increased $2.96 million, or 111.74%, to $5.62 million in 2007 from $2.65 million in 2006. As a percentage of sales, general and administrative expenses were 6.81% in 2007 compared to 15.88% in 2006. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales.

Operating Income. Our operating income increased $12.67 million, or 340.17%, to $16.40 million in 2007 from $3.73 million in 2006. As a percentage of sales, operating income was 19.88% in 2007 compared to 22.31% in 2006. This decrease was primarily attributable to increased cost of materials.

Other Income. Our other income increased $15,120 to $42,097 in 2007 from $26,977 in 2006. As a percentage of sales, other income was 0.05% in 2007 compared to 0.16% in 2006.

Interest Expense. Our interest expense increased $0.77 million, or 140.71%, to $1.32 million in 2007 from $0.55 million in 2006. As a percentage of sales, interest expense was 1.60% in 2007 compared to 3.29% in 2006. This decrease was attributable to our increase in the comparative use of equity financing to fund out significant growth.

Income Taxes. Due to a tax exemption, Wuhan Blower and Wuhan Generating were exempt from Chinese tax liability in 2007 and 2006.

Net Income. Net income increased $11.67 million, or 364.35%, to $14.87 million in 2007 from $3.20 million in 2006, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents (including restricted cash) of $10.10 million.

As of December 31, 2007, we had banking facilities in the form of bank loans and loan facilities from other non-bank entities totaling approximately $28.13 million. Information regarding these loans is set forth below in U.S. dollars.

Name of Bank and Note Holders	Due Date	Interest Rate Per Annum	12/31/2007
Shanghai Pudong Development Bank	8/27/2008	7.02%	$1,093,778
Shanghai Pudong Development Bank	8/22/2008	7.02%	1,093,778
Shanghai Pudong Development Bank	6/3/2008	6.57%	2,734,444
Shanghai Pudong Development Bank	6/24/2008	6.57%	546,889
Shanghai Pudong Development Bank	5/21/2008	6.57%	1,367,222

Shanghai Pudong Development Bank	10/23/2008	7.290%	2,734,444
Shanghai Pudong Development Bank	12/9/2008	7.290%	1,367,222
Shanghai Pudong Development Bank	1/7/2008	-	1,367,222
Citic Industrial Bank	9/19/2008	7.29%	3,418,056
Citic Industrial Bank	3/28/2008	4.80%	6,143
Citic Industrial Bank - Auto Loan	3/10/2008	5.76%	2,428
Citic Industrial Bank	2/17/2008	6.732%	2,734,444
Jiang Xia	On Demand	6.00%	410,167
Bank of China	3/14/2008	6.83%	717,792
Hubei Gong Chuang	4/30/2008	-	5,143,490
Wuhan City Jinnuo Economic Development Co., Ltd.	4/17/2008	-	300,789
Wuhan Power Generating Equipment Manufacturing Co., Ltd.	4/12/2008	-	257,380
Wuhan City Jianghan District Zhongnan Material Supply Co., Ltd.	1/11/2008	-	29,174
	2/9/2008	-	104,757
	3/10/2008	-	27,344
	4/15/2008	-	82,033
		Subtotal	243,310
Dalian Transfer Fluid Coupling and Set Equipment Co., Ltd.	3/10/2008	-	136,722
	4/15/2008	-	75,676
		Subtotal	212,398
Wuhan Guangzhong George Special Metal Co., Ltd.	1/24/2008	-	65,130
	2/14/2008	-	59,365
	4/17/2008	-	54,689
		Subtotal	179,183
Xianning Hoisting Machinery Co., Ltd.	4/12/2008	-	142,727
Wuhan Jiabao Material Co., Ltd.	1/11/2008	-	7,565
	2/9/2008	-	10,938
	2/14/2008	-	88,869
	4/15/2008	-	20,508
		Subtotal	127,880
Wuhan City Changyi Material Trade Co., Ltd.	1/11/2008	-	52,413
	4/15/2008	-	68,361
		Subtotal	120,775
Wuhan ShiJiHuaShang Industrial & Trade Co., Ltd.	2/9/2008	-	45,118
	4/15/2008	-	65,627
		Subtotal	110,745
Nanjing Boda Heavy Forgings Co., Ltd.	2/9/2008	-	52,568
	4/17/2008	-	27,805
		Subtotal	80,373
Hubei Yinlun Puqi Machinery Co., Ltd.	4/24/2008	-	79,982

Changsha Electric Machine Works Hunan China	1/11/2008	-	22,132
	4/15/2008	-	57,711
		Subtotal	79,843
Jiamusi Electric Machine Co., Ltd.	4/15/2008	-	77,932
Nanyang Explosion Protection Group Co., Ltd.	2/14/2008	-	43,109
	4/15/2008	-	34,454
		Subtotal	77,563
Wuhan Weihan Material Co., Ltd.	1/24/2008	-	41,017
	3/10/2008	-	27,344
		Subtotal	68,361
Wuhan Junzhiying Economic Trade Co., Ltd.	4/15/2008	-	68,361
Xiangtan Machinery Equipment Sales Co., Ltd.	4/15/2008	-	66,447
Tianjin JinBo Instrument Technique Co., Ltd.	2/9/2008	-	26,993
	2/14/2008	-	27,344
	4/15/2008	-	12,038
		Subtotal	66,376
Baoding City Air-Blower Technology Co., Ltd.	2/9/2008	-	63,261
Wuhan City Futaiyin Trade Co., Ltd.	4/24/2008	-	61,525
Wuhan City CaDian Metal Accessories Fuli Plant	1/24/2008	-	23,853
	2/9/2008	-	27,344
		Subtotal	51,197
Chonche Group Taizhou Branch	4/15/2008	-	48,437
Hubei Jiutong Electrical and Mechanical Services Co., Ltd.	2/9/2008	-	48,327
Zhejiang Zhongfa Dynamic Equipment Co., Ltd.	2/29/2008	-	14,151
	4/15/2008	-	29,942
		Subtotal	44,093
Jiangxi Tezhong Machinery Co., Ltd.	4/15/2008	-	42,711
Wuhan Hanyi Machinery Co., Ltd.	4/15/2008	-	40,519
Hubei Kuodian Development District Changfa Qi Peian	1/24/2008	-	3,749
	2/9/2008	-	30,079
		Subtotal	39,828
Jiangxia District Kanglegao Technology Development Co., Ltd.	2/9/2008	-	39,259
Wuhan Huatai Welding Materials Co., Ltd.	1/24/2008	-	10,494
	2/9/2008	-	23,243
		Subtotal	33,736
Ezhou Shi Echeng Zhi Jin Machinery Plant	1/11/2008	-	9,571
	2/9/2008	-	17,356
		Subtotal	26,927
Wuxi Houde Automation Co., Ltd.	1/11/2008	-	13,935

	4/15/2008	-	10,391
		Subtotal	24,326
Zhengyi Valve Mechanic Product Co., Ltd.	2/19/2008	-	23,899
Shenyang Sinc Machines Co., Ltd.	4/15/2008	-	22,685
Wuhan City Xinzhou Boli Blower Co., Ltd.	4/17/2008	-	21,247
41 Various Other Notes	Various Dates	Various Rates	402,743
Total			$ 28,132,664

We plan to either repay this debt as it matures or refinance this debt with other debt.  For the year ended December 31, 2007, the amount of our outstanding debt from bank loans and notes has increased $14.59 million.  This significant increase in debt was necessary to fund the cost of our rapid growth.

On February 7, 2007, immediately following the consummation of the share exchange, we completed a private placement of Series A Convertible Preferred Stock and warrants to accredited investors. As a result of this private placement, we received approximately $24.0 million in gross proceeds. After the deduction of sales commissions and offering expenses, we received approximately $20.0 million in net proceeds.

We expect our liquidity to increase over the next 12 months due to anticipated increased sales of our blower and turbine products. We believe that our currently available working capital, combined with cash from operations, should be adequate to sustain our operations at our current levels through at least the next 12 months.

For the year ended December 31, 2007, our cash flow from operating activities was $(11.10) million. For the year ended December 31, 2007, our net income was $14.87 million. These amounts represent significant variations between net income and cash flows from operating activities. The increasing working capital needs reflect the significant growth of our business. At this time, we do not believe that these movements adversely impact our liquidity or earnings trends because we currently have, and anticipate having, access to borrowing capacity.

At December 31, 2007, we had $31.88 million in accounts receivable. The majority of our customers pay us in installments at various stages of project completion. The percentage of the purchase price due at the various stages varies somewhat between contracts. In our standard sales contract, we receive 60% of the purchase price of a piece of equipment at the time of delivery. Alternatively, some sales contracts provide for 30% due upon signing and 30% due upon delivery. We generally receive an additional 30% of the purchase price when the equipment is installed and runs without problem for 72 hours. However, since our equipment is generally a component of a larger project, there are times that customers do not allow us to install the equipment immediately upon delivery. We generally receive the final 10% at 18 months following the installation.

Although the payment terms in our standard sales contract result in a long payment cycle, we believe our payment terms are standard in our industry in China. Therefore, we believe that we would be at a competitive disadvantage if we made our payment schedules more aggressive. We have, however, employed additional resources in collecting on outstanding accounts receivable. In 2007, our accounts receivable grew $19.39 million. During 2007, we had $82.5 million in sales. We believe that this demonstrates the benefits of more aggressive management of our accounts receivable.

For the year ended December 31, 2007, our accounts receivable increased $19.39 million, or 155.25%. Since our sales increased 393.97% for the year ended December 31, 2007 compared to the prior fiscal year, we believe the significant growth in accounts receivable during this period was primarily the result of our rapid sales growth. We further believe that a comparison of accounts receivable growth to sales growth for this period demonstrates our more aggressive management of accounts receivable during this period.

At December 31, 2007, we had $1.98 million in other receivables.

We also had notes receivable of $1.87 million at December 31, 2007; this amount includes an allowance for bad debts of $0.03 million. The notes receivable consisted of an unsecured loan to Hubei Dilong Industrial Group Co., Ltd. (“Hubei”) in the amount of $0.82 million, a secured loan to Shen Nong Jia Ren He Kang Ye Co., Ltd. (“Shen Nong”) in the amount of $1.03 million, and a bank draft to Han Dan Steel Group Co., Ltd. for $17,784.

On October 31, 2007, the Company provided a loan to Shen Nong in the amount of $1.03 million. The loan is secured by mining rights and operation rights that are owned by Shen Nong. The loan carries an interest rate of 10.00% per annum and was due on November 30, 2007. The Company expects the loan to be repaid in April 2008.

The Company entered into a financing agreement with Hubei on December 31, 2004. Under such agreement, the Company provided to Hubei an unsecured loan of approximately $2,413,564 (RMB 20,000,000) for a two-year term from January 1, 2005 to December 31, 2006 at an interest rate of 0.5115% per month. The loan was to be used by Hubei for general business purposes. After servicing the debt for two years, the Company determined that Hubei was in default and the parties entered into a Repayment Agreement on May 24, 2007. At the time of the execution of the Repayment Agreement, Hubei owed approximately $1.73 million (RMB 13,041,414) in principal and interest to the Company. The Company agreed to accept from Hubei as partial payment of this amount title to real property located in Hongjing Garden, which is worth approximately $989,167 (RMB 7,542,202). Under the Repayment Agreement, Hubei agreed to pay an interest rate for the outstanding debt equal to the bank interest rate for the same period, and repay the outstanding debt in full to the Company by April 10, 2008. Except for this business relationship, there is no other relationship between Hubei and any of the Company’s officers, directors, or any of their affiliates.

The bank drafts drawn by the Company’s customers are written against the customer’s margin deposits with their banks. These bank drafts are liquid instruments that can either be (a) endorsed to the Company’s vendors, or (b) discounted to the Company’s own bank. The Company chooses to carry these instruments as notes receivable instead of cash primarily because of the associated time element of these notes, as they are normally due at a later point in time; therefore, these bank drafts represent slightly different risk and reward characteristics. For more information regarding our notes receivable, see Note 4 to the Company’s consolidated financial statements as of and for the year ended December 31, 2007.

The company has accrued a provision for bad debt on its notes receivables of $25,635.

At December 31, 2007, we had contract payable in the amount of $0. We had other payable of $3.14 million at December 31, 2007 related to accruals for materials that have been provided or services rendered, but for which no invoice has been received from the vendor.

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

Technical Licenses	10 years
Trademark	20 years

Land Use Rights: We carry land use rights at cost less accumulated amortization. Land use rights are amortized straight-line over its useful life of 50 years.

Accounting for Impairment of Long-Lived Assets: We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of December 31, 2007 and 2006, there were no significant impairments of long-lived assets.

Revenue Recognition: Revenue from the sale of blower products and generating equipment is recognized at the time of the transfer of risks and rewards of ownership, which generally occurs when the goods are delivered to customers and the title has passes. There are no customer acceptance clauses in the Company’s standard sales contracts. Typically, installation begins between one to two weeks following delivery of the product. The installation process typically takes four to eight weeks.

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

General & Administrative Expenses: General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as the finance department, administrative staff, and depreciation and amortization expense.

Advertising: We expense all advertising costs as incurred.

Research and Development: We expense all research and development costs as incurred.

Foreign Currency Translation: We maintain our financial statements in the functional currency, which is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Exchange Rates	December 31, 2007	December 31, 2006
Year-end RMB: US$ exchange rate	7.3141	7.8175
Average 12 months RMB: US$ exchange rate	7.6172	7.98189

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

Earnings Per Share: Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for warrants and the as-if method for convertible securities. Dilutive potential common shares include outstanding warrants and convertible preferred stock.

Recent Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (the "Interpretation"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be  sustained upon an audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (‘‘SFAS 141(R)’’). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements − an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners as components of equity. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively.

We do not anticipate that the adoption of the above standards will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7. Financial Statements.

The information required by Item 7 is included on pages F-1 to F-36 immediately following the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which is described below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.

Management of the Company, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Based on this evaluation, we concluded that we had material weaknesses in our internal control over financial reporting as of December 31, 2007. The following is a description of each deficiency or weakness with respect to our internal control over financial reporting identified in connection with the management evaluation and the remediation initiatives that we have implemented or intend to implement in the near future.

1)	The Company does not have a comprehensive Code of Conduct and Ethics for its directors, officers and employees.

Remediation Initiative

After December 31, 2007, our Board of Directors adopted the Company’s Code of Business Conduct and Ethics (the “Code”), which was filed as Exhibit 14 to our Form 8-K filed on March 14, 2008. The Code is designed to deter wrongdoing and promote honest and ethical conduct.

2)
The current accounting staff lacks sufficient depth, skill and experience with U.S. GAAP reporting, and the Company does not have sufficient internal financial policies and procedures to monitor the capabilities of its personnel. Further, the Company’s internal audit department lacks sufficient resources to properly perform monitoring and risk assessment functions.

Remediation Initiative

We recently expanded our accounting staff and intend to continue this effort in the future. In particular, we are seeking accountants experienced in several key areas of accounting, including persons with experience in U.S. GAAP and SEC financial reporting requirements. We also plan to retain outside consultants to assist in the training and development of our accounting staff and internal audit group and to assist with the development of internal financial policies and procedures.

3)
Our information technology controls and our policies and procedures on the management of information technology require improvement. In addition, some of our accounting system servers are located in unsecured areas.

Remediation Initiative

We plan to establish a comprehensive information technology plan and a strategic plan designed to improve our information technology controls with assistance from outside consultants. We also plan to update our policies and procedures on the management of information technology and relocate our database servers to a secure and controlled location.

Because material weaknesses exist, management concluded that the Company’s internal control over financial reporting as of December 31, 2007 was not effective. We have retained Ernst & Young to provide us with guidance on the improvement of our internal control over financial reporting.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the year ended December 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

Name	Age	Position
Xu Jie	46	President, Chief Executive Officer and Secretary; Chairman of the Board
Jin Qihai	52	Executive General Manager and Director
Ge Zengke	53	General Manager and Director
David K. Karnes	59	Director
Ku Shaodong	48	Director
Brian Lin	43	Director
Liu Shupeng	51	Vice General Manager (Blower)
Kuang Yuandong	31	Chief Financial Officer and Treasurer
Zheng Qingsong	34	Director

Xu Jie. Mr. Xu became President, Chief Executive Officer and Secretary of the Company, and Chairman of the Board, upon consummation of the share exchange on February 7, 2007. Mr. Xu has served as legal representative, President and CEO of Wuhan Blower since its inception in March 2004, following the privatization of Wuhan Blower Works. He has over 20 years of production experience, and worked in the Wuhan Blower Works sales department from 1979 until 1998. Mr. Xu is also the owner and Director of Fame, which is our controlling stockholder.

Jin Qihai. Mr. Jin became Executive General Manager upon consummation of the share exchange on February 7, 2007. He has served in the same capacity at Wuhan Blower since October 2006. He is responsible for the overall management and marketing at Wuhan Blower. He has over 30 years experience in production and management in the manufacturing industry.  From 2003 to 2006, he served as deputy general manager of Kingway Brewery Holdings Limited in Shengzhen. Prior to 2003, he worked at the parent factory of the Ministry of Ordnance Industry No. 616 Factory as director of production, marketing, and as deputy General Engineer. He serves as the professional judge for the Mayor’s Quality Award of Shenzhen municipality. He holds a Bachelor of Technology degree and ranks as a professional Senior Engineer.

Ge Zengke. Mr. Ge became a General Manager upon consummation of the share exchange on February 7, 2007. He has served in the same capacity at Wuhan Generating since January 2006. From 2002 until 2006, Mr. Ge served as General Manager of Wuhan Changli Power Station Equipment Co. Ltd. Throughout his career, Mr. Ge has served as General Manager with several other companies, including Wuhan Qihong Enterprises Development Co., Ltd (a foreign venture) and Wuhan Xiangshuo Science and Technology Co., Ltd. Mr. Ge has served as a Manufacturing Planner, Dispatcher and Director of Wuhan Steam Turbine Generator Plant. He also has served as head of a Generator Plant with Changjiang Energy Group and as Director of Generator Works with the China Chang Jiang Energy Corporation, which later became Wuhan Turbine Works.

David K. Karnes. Mr. Karnes has served as director since April 2007. Mr. Karnes is an attorney. His practice areas include banking, finance, governmental relations, real estate, securities, administrative and regulatory law. Since 1989, Mr. Karnes has also served as President and CEO of The Fairmont Group, Inc., a merchant banking and consulting firm. Mr. Karnes is a former U.S. Senator from Nebraska, serving as a member of the Banking, Housing and Urban Affairs Committee, the Agriculture, Nutrition and Forestry Committee and the Small Business Committee. He is the former Chairman and Director of the Board of Directors of the Federal Home Loan Bank of Topeka. Mr. Karnes was appointed by the President of the United States to be a member of the United States Advisory Committee on Trade Policy and Negotiations.

Ku Shaodong. Mr. Ku has served as director since April 2007. Since 1997, Mr. Ku has served as General Manager of Wuhan Tianlong Stainless Steel Company, a seller of imported and domestic stainless steel products, and worked in the Wuhan Jianghan District Planning Commission. Prior to 1997, Mr. Ku worked with the Wuhan Supply and Marketing Cooperation, a rural cooperative, and as a General Manager of Wuhan Material Recycling Company, a waste recycling company. Mr. Ku has also served as an economic contract specialist for the Wuhan Administration of Industry and Commerce, a government organization. Mr. Ku holds an undergraduate degree from Jianghan University.

Brian Lin. Mr. Lin has served as a director since April 2007. Since October 2006, Mr. Lin has served as a director and CEO of China Fire & Security Group, Inc., a developer and manufacturer of fire safety products in China. Since January 2006, Mr. Lin has served as Vice President of Sureland Industrial Fire Safety Limited, a leading provider of industrial fire protection systems for industrial clients in China, and a subsidiary of China Fire & Security Group, Inc. Prior to joining Sureland, from 2001 to 2005, Mr. Lin served as CEO of Beijing Linkhead Technologies, a value-added reseller of telecommunications products in China. Mr. Lin is also a director and Chairman of the Audit Committee of e-Future Information Technology Inc.

Liu Shupeng. Mr. Liu became Vice General Manager (Blower) upon consummation of the share exchange on February 7, 2007. He has served in the same capacity at Wuhan Blower since July 2004. He is responsible for overall manufacturing and technology development. He has over 20 years of experience in the production of industrial blowers. In 1982, Mr. Liu joined Wuhan Blower Works, where he served as the Director of the Technology Center, Vice Factory Director, and Chief Engineer. He became Vice General Manager of Wuhan Blower Co., Ltd in 2004. He has studied advanced English at Hubei Economic Management College, and fan technology with Mitsubishi Heavy Industries of Japan. Mr. Liu earned a graduate degree in Economics and Management from Huazhong University of Science and Technology and received his undergraduate degree in fluid mechanics from Huazhong University of Science and Technology.

Kuang Yuandong. Mr. Kuang became Chief Financial Officer and Treasurer upon consummation of the share exchange on February 7, 2007. He has served as Chief Financial Officer of Wuhan Blower since March 2006. From 2004 to March 2006, he worked as the manager of the investment department of Wuhan Zhonghe Investment & Management Co., Ltd. Mr. Kuang has worked with Wuhan Securities Co., Ltd. engaging in secondary market operations as a project manager in the investment banking department. He also has worked in the credit department of Wuhan Urban Commercial Bank, the first joint-stock bank in Wuhan with independent corporate qualifications approved by the People’s Bank of China. He received his MBA from Wuhan University, and graduated from Zhongnan University of Economics & Laws with bachelor’s degrees in finance and law.

Zheng Qingsong. Mr. Zheng has served as director since March 2008. Mr. Zheng began practicing law in China as a lawyer in 1998. He is currently partner of Hubei Ling Jun Law Firm. Mr. Zheng holds law degrees from Wuhan Jiang Han University and Zhongnan University of Economics and Law. In 2006, Mr. Zheng was elected as the member of the National Committee of Chinese People’s Political Consultative Conference of Hongshan District, Wuhan City.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (as defined in Item 406 of Regulation S-B) that applies to our principal executive, financial and accounting officers. A copy of the Company’s Code of Business Conduct and Ethics was filed as Exhibit 14 to our Form 8-K filed on March 14, 2008.

Audit Committee Financial Expert

The Board of Directors has determined that Brian Lin, the Chairman of the Company’s Audit Committee, meets the SEC requirements for qualification as an “audit committee financial expert.” An audit committee financial expert is defined as a person who has the following attributes: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of generally accepted accounting principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that are of the same level of complexity that can be expected in the Company’s financial statements, or experience supervising people engaged in such activities; (iv) an understanding of internal controls and procedures over financial reporting; and (v) an understanding of audit committee functions.

Item 10. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Total ($)
Xu Jie President, Chief Executive Officer, Secretary and Chairman of the Board(1)	2007 2006	$13,655 -	13,655 -

(1)
Mr. Xu became our President, Chief Executive Officer, Secretary and Chairman of the Board upon the closing of the share exchange transaction on February 7, 2007. Prior to such date, Mr. Xu served at UFG and Wuhan Blower.

Each of our five executive officers receives an annual salary and a monthly bonus. The annual salaries range from approximately $5,500 to $8,500. The monthly bonuses vary depending on the performance of the Company. Although the exact amounts of performance-based bonuses to be paid in connection with 2008 performance have not yet been determined, we estimate that each of our executive officers will receive approximately $3,000 to $6,000 in aggregate annual bonuses for performance in 2008.

In accordance with PRC law, we contribute specified amounts to government-managed benefit plans for our employees. Benefits include pension, medical insurance, disability and unemployment. The amounts of our contributions are specified by the PRC government based on each employee’s compensation and length of service, up to a maximum required contribution. The PRC government is responsible for the payment of benefits to employees.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plans.

Stock Option Plan

On November 30, 2007, our Board of Directors adopted the Wuhan General Group (China), Inc. 2007 Stock Option Plan, which we refer to as our "Plan.” Our Plan, which became effective on November 30, 2007, is intended to assist us in recruiting and retaining individuals with ability and initiative by enabling such persons to participate in our future success by aligning their interests with those of the Company and its stockholders. The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 3,000,000 shares. The Plan will expire on November 30, 2017. The above description is qualified in its entirety by reference to the Wuhan General Group (China), Inc. 2007 Stock Option Plan, a copy of which was filed as Exhibit 10.1 to our 8-K filed on December 6, 2007.

No stock options or other equity compensation awards were awarded to executive officers during the fiscal years ended December 31, 2006 and 2007. Our independent directors - Messrs. Karnes, Ku and Lin - received stock options in accordance with our director compensation package, which is described under “Executive Compensation - Director Compensation.”

Employment Agreements

Our subsidiary, Wuhan Blower, has employment agreements with each of our executive officers. Our executive officers are not entitled to severance payments upon the termination of their employment agreements. They are subject to the customary non-competition and confidentiality covenants.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total
David K. Karnes	$18,000	$57,920	$75,920
Ku Shaodong	$19,000	$57,920	$76,920
Brian Lin	$23,000	$57,920	$80,920
Jin Qihai	—	—	—
Ge Zengke	—	—	—

(1)
Amounts in this column reflect the expense recognized by the Company for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123(R) (“FAS 123R”) with respect to stock options issued under the Company’s 2007 Stock Option Plan. The weighted-average fair value of each stock option was calculated at $2.896, and each director received options to purchase 20,000 shares of common stock in the year ended December 31, 2007. In calculating the fair value of stock option awards under 123R, we assumed an expected holding period of 120 months, a risk-free interest rate of 3.97% and an expected volatility of 20%.

On November 30, 2007, our Board of Directors approved a new compensation package for outside directors who are independent in accordance with the Nasdaq and SEC rules governing director independence. The compensation package, which was deemed effective January 1, 2007, provides for the following:

•	Each eligible director will receive an annual $15,000 cash retainer. If our common stock becomes listed on NASDAQ, the annual cash retainer will increase to $20,000 per year.

•
Each eligible director residing in Wuhan, China will receive a $1,000 fee for each board or committee meeting attended. Each eligible director who resides outside of Wuhan, China, will receive a $1,000 fee for each board or committee meeting attended by telephone and $5,000 for each board or committee meeting attended in person.

•	Each eligible director will receive the option to purchase 20,000 shares of our common stock per year. The stock options will vest in four equal quarterly installments over one year.

•	The Chairman of our Audit Committee will receive an additional annual fee of $5,000.

•	All directors will be reimbursed for out-of-pocket expenses associated with their service to the Company.

We do not currently provide our non-independent directors with any additional compensation, including grants of stock options, for their services on the Board of Directors, except for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock on March 28, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of our common stock, (ii) our directors, (iii) our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year and (iv) our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)(2)
Xu Jie(3)	17,912,446	81.9%
Vision Opportunity Master Fund Ltd.(2)(4)	2,256,663	9.9%
Blue Ridge Investments, L.L.C.(2)(5)	2,359,780	9.9%
Old Lane LP(2)(6)	2,381,072	9.9%
QVT Fund, LP(2)(7)	2,389,584	9.9%
TCW Americas Development Association LP(2)(8)	2,394,300	9.9%
Ge Zengke	0	*
Jin Qihai	0	*
David K. Karnes(9)	20,000	*
Ku Shaodong(10)	10,000	*
Brian Lin(11)	10,000	*
Zheng Qingsong	0	*
Directors and Executive Officers as a group (7 persons)(12)	17,952,446	82.0%

* Less than 1%.

(1)
Applicable percentage ownership is based on 21,876,390 shares of common stock outstanding as of March 28, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently issuable upon conversion or exercisable within 60 days of March 28, 2008, are deemed to be beneficially owned by the person holding such convertible securities or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
In a private placement transaction on February 7, 2007, we issued to this entity (a) shares of our Series A Convertible Preferred Stock, and (b) Series A, Series B and Series J Warrants to purchase shares of our common stock. Until the preferred stock is converted or the warrants exercised, the stockholder has only limited voting rights with respect to the preferred stock and no voting rights with respect to the warrants. Because the Series A Convertible Preferred Stock and the Warrants are presently convertible into or exercisable for shares of common stock, the holders are deemed to beneficially own such shares of common stock. It is for this reason that the percentages shown add to more than 100%.

(3)
Xu Jie, our President, Chief Executive Officer and Chairman of the Board, is also the President and Chief Executive Officer, as well as a director and the controlling stockholder, of Fame Good International Limited and as a result is deemed to be the beneficial owner of shares of the Company held by Fame. Mr. Xu does not own any shares of our common stock directly. Mr. Xu’s business address is Canglongdao Science Park of Wuhan, East Lake Hi-Tech Development Zone, Wuhan, Hubei 430200, People’s Republic of China.

(4)
To the Company’s knowledge, Vision Opportunity Master Fund Ltd. owns 1,338,477 shares of common stock. Vision also owns 2,703,863 shares of Series A Convertible Preferred Stock, which are convertible into 2,703,863 shares of our common stock. In addition, Vision holds Series A, J and B Warrants, which entitle it to purchase 1,931,330, 3,004,292 and 1,802,575 shares of our common stock, respectively. The Series A Convertible Preferred Stock and warrants are not exercisable, however, to the extent that the number of shares of common stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of common stock owned by Vision at such time, the number of shares of common stock which would result in Vision beneficially owning in excess of 9.9% of the then issued and outstanding shares of our common stock. Vision may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, Vision beneficially owns 2,256,663 shares of our common stock as of March 28, 2008. If Vision waived this ownership cap, it would beneficially own 10,780,537 shares of our common stock or approximately 34.4% of our outstanding common stock. The address of Vision Opportunity Master Fund Ltd. is 20 West 55th Street, New York, New York 10019.

(5)
To the Company’s knowledge, Blue Ridge Investments, L.L.C. owns 400,000 shares of common stock. Blue Ridge also owns 1,745,923 shares of Series A Convertible Preferred Stock, which are convertible into 1,745,923 shares of our common stock. In addition, Blue Ridge holds Series A, J and B Warrants, which entitle it to purchase 1,287,554, 2,145,923 and 1,287,554 shares of our common stock, respectively. The Series A Convertible Preferred Stock and warrants are not exercisable, however, to the extent that the number of shares of common stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of common stock owned by Blue Ridge at such time, the number of shares of common stock which would result in Blue Ridge beneficially owning in excess of 9.9% of the then issued and outstanding shares of our common stock. Blue Ridge may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, Blue Ridge beneficially owns 2,359,780 shares of our common stock as of March 28, 2008. If Blue Ridge waived this ownership cap, it would beneficially own 6,866,954 shares of our common stock or approximately 24.2% of our outstanding common stock. The address of Blue Ridge Investments, L.L.C. is c/o Bank of America, 9 West 57th Street, New York, New York 10019.

(6)
To the Company’s knowledge, Old Lane LP owns 206,224 shares of common stock. Old Lane also owns 1,856,008 shares of Series A Convertible Preferred Stock, which are convertible into 1,856,008 shares of our common stock. In addition, Old Lane holds Series A, J and B Warrants, which entitle it to purchase 1,237,339, 2,062,232 and 1,237,339 shares of our common stock, respectively. Old Lane is deemed to beneficially own these shares, although record ownership of the Series A Convertible Preferred Stock and warrants is in the name of three separate entities affiliated with Old Lane. The Series A Convertible Preferred Stock and warrants are not exercisable, however, to the extent that the number of shares of common stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of common stock owned by Old Lane at such time, the number of shares of common stock which would result in Old Lane beneficially owning in excess of 9.9% of the then issued and outstanding shares of our common stock. Old Lane may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, Old Lane beneficially owns 2,381,072 shares of our common stock as of March 28, 2008. If Old Lane waived this ownership cap, it would beneficially own 6,599,142 shares of our common stock or approximately 23.3% of our outstanding common stock. The address of Old Lane LP is 500 Park Avenue, New York, New York 10036.

(7)
To the Company’s knowledge, QVT Fund, LP owns 128,755 shares of common stock. QVT also owns 1,158,799 shares of Series A Convertible Preferred Stock, which are convertible into 1,158,799 shares of our common stock. In addition, QVT holds Series A, J and B Warrants, which entitle it to purchase 772,532, 1,287,554 and 772,532 shares of our common stock, respectively. The Series A Convertible Preferred Stock and warrants are not exercisable, however, to the extent that the number of shares of common stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of common stock owned by QVT at such time, the number of shares of common stock which would result in QVT beneficially owning in excess of 9.9% of the then issued and outstanding shares of our common stock. QVT may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, QVT beneficially owns 2,389,584 shares of our common stock as of March 28, 2008. If QVT waived this ownership cap, it would beneficially own 4,120,172 shares of our common stock or approximately 15.9% of our outstanding common stock. The address of QVT Financial, LP is 1177 Avenue of the Americas, New York, New York 10036.

(8)
To the Company’s knowledge, TCW Americas Development Association LP owns 85,837 shares of common stock. TCW also owns 772,532 shares of Series A Convertible Preferred Stock, which are convertible into 772,532 shares of our common stock. In addition, TCW holds Series A, J and B Warrants, which entitle it to purchase 515,021, 858,369 and 515,021 shares of our common stock, respectively. The Series A Convertible Preferred Stock and warrants are not exercisable, however, to the extent that the number of shares of common stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of common stock owned by TCW at such time, the number of shares of common stock which would result in TCW beneficially owning in excess of 9.9% of the then issued and outstanding shares of our common stock. TCW may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, TCW beneficially owns 2,394,300 shares of our common stock as of March 28, 2008. If TCW waived this ownership cap, it would beneficially own 2,746,780 shares of our common stock or approximately 11.2% of our outstanding common stock. The address of TCW Americas Development Association LP is 200 Park Avenue, New York, New York 10166.

(9)
Includes 7,000 shares held in an IRA account, 2,000 shares held by a corporation controlled by Mr. Karnes, and options to purchase 10,000 shares of common stock that are currently exercisable or are exercisable within 60 days of March 28, 2008.

(10)	Includes options to purchase 10,000 shares of common stock that are currently exercisable or are exercisable within 60 days of March 28, 2008.

(11)	Includes options to purchase 10,000 shares of common stock that are currently exercisable or are exercisable within 60 days of March 28, 2008.

(12)	Includes options to purchase 30,000 shares of common stock that are currently exercisable or are exercisable within 60 days of March 28, 2008.

For a table of securities authorized for issuance under equity compensation plans, see Item 5 of this Form 10-KSB.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

On February 7, 2007, we consummated the share exchange transaction between the Company and Fame, the owner of all of the issued and outstanding capital stock of UFG. Mr. Xu, our President and Chief Executive Officer, and his son own all of the capital stock of Fame. Pursuant to the Share Exchange Agreement, we acquired 100% of the outstanding capital stock of UFG in exchange for the issuance of 17,912,446 shares of our common stock to Fame. Immediately following the consummation of the share exchange, we completed a financing transaction in which we issued 10,287,554 shares of convertible preferred stock. Following such transactions, Mr. Xu was the beneficial owner of approximately 60% of our outstanding capital stock.

In connection with the private placement, the Company and Fame, the Company’s controlling stockholder, entered into a securities escrow agreement with the private placement investors in which Fame agreed to certain “make good” provisions. In the securities escrow agreement, the parties established minimum performance thresholds for the 12 months ending December 31, 2007 and December 31, 2008. The 2007 performance threshold is earnings per share equal to $0.465 per share (based on 30,000,000 shares outstanding) and the 2008 performance threshold is net income equal to $22,000,000. Fame deposited into escrow a total of 9,000,000 shares of our common stock. If we do not achieve the 2007 or 2008 performance thresholds, some or all of the escrowed shares will be delivered pro rata to the private placement investors, with the amount distributed dependent upon the amount by which we fail to achieve the performance thresholds. If we meet or exceed both performance thresholds, the escrowed shares will be returned to Fame. In each case in which escrowed shares are distributed, only those private placement investors who remain our stockholders at the time the escrow shares become deliverable are entitled to their pro rata portion of such escrow shares. The foregoing is only a summary of the “make good” arrangements and is qualified by the exact terms of those provisions contained in the securities escrow agreement which was filed as Exhibit 10.4 to our Form 8-K filed on February 13, 2007.

Also in connection with the private placement, we agreed to list our common stock on the NASDAQ Capital Market or the NASDAQ Global Market no later than December 31, 2007. Since our common stock was not listed and trading on NASDAQ by December 31, 2007, the private placement investors will be entitled to receive, on a pro rata basis, shares of our common stock as follows: (x) 1,500,000 shares of common stock since the shares were not listed by December 31, 2007, (y) an additional 3,000,000 shares of common stock if the shares are not listed by March 31, 2008 and (z) an additional 1,500,000 shares of common stock for each calendar month thereafter that the shares of common stock are not listed on the last day of such month. Each private placement investor may elect, in its sole discretion, to receive (i) shares of common stock owned by Fame; (ii) shares held pursuant to the securities escrow agreement described in the previous paragraph; or (iii) newly issued shares of common stock. In the event a private placement investor elects to receive shares held in the escrow, Fame has agreed to reimburse the escrow within 30 days.

Also in connection with the private placement, we entered into a lock-up agreement with Fame. Under the terms of the lock-up agreement, Fame agreed not to sell any shares of our common stock until February 5, 2011, unless permitted by the February 2007 private placement investors. The lock-up agreement contains a limited exception for bona fide gifts.

Director Independence

Our Board of Directors is composed of seven members: Xu Jie, Jin Qihai, Ge Zengke, David K. Karnes, Ku Shaodong, Brian Lin and Zheng Qingsong. Messrs. Karnes, Ku, Lin and Zheng are “independent directors” as that term is defined under the rules and regulations of the NASDAQ Capital Market.

Item 13. Exhibits.

The following documents are filed as part of this report:

Exhibit No.	Description
2.1
Share Exchange Agreement, dated February 7, 2007, among the Company, Universe Faith Group Limited and Fame Good International Limited (incorporated herein by reference to Exhibit 2.1 to our Form 8-K filed on February 13, 2007)

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3i.1 to our Form 8-K filed on November 1, 2006)

3.2	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form 8-K filed on March 9, 2007)

3.3	Amended and Restated Bylaws (as amended through March 8, 2007) (incorporated herein by reference to Exhibit 3.2 to our Form 8-K filed on March 9, 2007)

4.1
Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the Company, dated February 7, 2007, including the Certificate of Correction filed on February 12, 2007 (incorporated herein by reference to Exhibit 4.1 to our Form 8-K filed on February 13, 2007)

4.2	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.2 to our Form 8-K filed on February 13, 2007)

4.3	Form of Series B Warrant (incorporated herein by reference to Exhibit 4.3 to our Form 8-K filed on February 13, 2007)

4.4	Form of Series J Warrant (incorporated herein by reference to Exhibit 4.4 to our Form 8-K filed on February 13, 2007)

4.5	Series C Warrant, dated February 7, 2007, between the Company and 1st BridgeHouse Securities, LLC (incorporated herein by reference to Exhibit 4.5 to our Form 8-K filed on February 13, 2007)

4.6	Series AA Warrant, dated February 7, 2007, between the Company and 1st BridgeHouse Securities, LLC (incorporated herein by reference to Exhibit 4.6 to our Form 8-K filed on February 13, 2007)

4.7	Series BB Warrant, dated February 7, 2007, between the Company and 1st BridgeHouse Securities, LLC (incorporated herein by reference to Exhibit 4.7 to our Form 8-K filed on February 13, 2007)

4.8	Series JJ Warrant, dated February 7, 2007, between the Company and 1st BridgeHouse Securities, LLC (incorporated herein by reference to Exhibit 4.8 to our Form 8-K filed on February 13, 2007)

10.1
Series A Convertible Preferred Stock Purchase Agreement, dated February 7, 2007, among the Company and the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on February 13, 2007)

10.2
Registration Rights Agreement, dated February 7, 2007, among the Company and the purchasers listed on Schedule I thereto (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed on February 13, 2007)

10.3
Escrow Agreement, dated February 7, 2007, by and among the Company, 1st BridgeHouse Securities, LLC and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed on February 13, 2007)

10.4
Securities Escrow Agreement dated February 7, 2007 among the Company, Vision Opportunity Master Fund, Ltd., Fame Good International Limited and Kramer Levin Naftalis & Frankel LLP (incorporated herein by reference to Exhibit 10.4 to our Form 8-K filed on February 13, 2007)

10.5	Lock-Up Agreement dated February 7, 2007 between the Company and Fame Good International Limited (incorporated herein by reference to Exhibit 10.6 to our Form 8-K filed on February 13, 2007)

10.6
License and Technical Assistance Agreement, dated July 5, 2005, between Wuhan Blower Co., Ltd. and Mitsubishi Heavy Industries, Ltd. (incorporated herein by reference to Exhibit 10.7 to our Form 8-K filed on February 13, 2007)

10.7
Construction Agreement, dated March 28, 2006, between Hubei Gongchuang Real Estate Co., Ltd. and Hubei Huadu Construction Co., Ltd. (incorporated herein by reference to Exhibit 10.19 to our Form 8-K filed on February 13, 2007)

10.8
Technology Development Agreement, dated August 1, 2006, between Wuhan Blower Co., Ltd. and Huazhong University of Science and Technology (incorporated herein by reference to Exhibit 10.20 to our Form 8-K filed on February 13, 2007)

10.9†	Employment Agreement, dated October 8, 2006, between Wuhan Blower Co., Ltd. and Jin Qihai (incorporated herein by reference to Exhibit 10.21 to our Form 8-K filed on February 13, 2007)

10.10†	Employment Agreement, dated July 1, 2004, between Wuhan Blower Co., Ltd. and Liu Shupeng (incorporated herein by reference to Exhibit 10.22 to our Form 8-K filed on February 13, 2007)

10.11†	Employment Agreement, dated February 15, 2006, between Wuhan Blower Co., Ltd. and Ge Zengke (incorporated herein by reference to Exhibit 10.23 to our Form 8-K filed on February 13, 2007)

10.12†	Employment Agreement, dated March 10, 2006, between Wuhan Blower Co., Ltd. and Kuang Yuandong (incorporated herein by reference to Exhibit 10.24 to our Form 8-K filed on February 13, 2007)

10.13
Construction Contract (Turbine Manufacturing Facilities) between Wuhan Generating Equipment Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 10-QSB filed on November 14, 2007)

10.14
Supplementary Agreement to Construction Contract (Turbine Manufacturing Facilities), dated March 21, 2007, between Wuhan Blower Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 10-QSB filed on November 14, 2007)

10.15
Construction Contract (Administrative Building for Turbine Facilities), dated March 26, 2007, between Wuhan Generating Equipment Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to our Form 10-QSB filed on November 14, 2007)

10.16
Construction Contract for Thermal Electric Plant, dated July 8, 2007, between Wuhan Generating Equipment Co., Ltd. and Jiangsu Huangli Paper Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.4 to our Form 10-QSB filed on November 14, 2007)

10.17†	Wuhan General Group (China), Inc. 2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on December 6, 2007)

10.18†	Form of Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed on December 6, 2007)

10.19†	Form of Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed on December 6, 2007)

10.20†	Wuhan General Group (China), Inc. Outside Director Compensation Package (incorporated herein by reference to Exhibit 10.4 to our Form 8-K filed on December 6, 2007)

10.21*	Short Term Loan Contract, dated June 4, 2007, between Wuhan Blower Co., Ltd. and Shanghai Pudong Development Bank, Wuhan Branch (translation)

10.22*	Short Term Loan Agreement, dated October 23, 2007, between Wuhan Generating Equipment Co., Ltd. and Shanghai Pudong Development Bank, Wuhan Branch (translation)

10.23*	Loan Contract, dated September 25, 2007, between Wuhan Blower Co., Ltd. and China CITIC Bank, Wuhan Branch (translation)

10.24*	Loan Contract, dated February 15, 2007, between Wuhan Generating Equipment Co., Ltd. and China CITIC Bank, Wuhan Branch (translation)

14	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to our Form 8-K filed on March 14, 2008)

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to our Form SB-2 filed on March 16, 2007)

23.1*	Consent of Samuel H. Wong & Co. LLP, CPA

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

* Filed herewith.
† Management contract, compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services.

The Audit Committee has selected Samuel H. Wong & Co. LLP (“SHW”) independent auditors, to serve as the Company’s principal accounting firm for the fiscal year ending December 31, 2008. The Company first engaged SHW in March 2007, and it has served as the Company’s principal accounting firm since that time. Prior to February 7, 2007, we were a shell company without any operations. Therefore, the Company believes that the fees of our principal accountant prior to February 7, 2007 are irrelevant.

Audit Fees. The aggregate fees billed by SHW for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-KSB, and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $160,000 for the fiscal year ended December 31, 2007.

Audit-Related Fees. The Company’s audit-related fees totaled $20,980 for the fiscal year ended December 31, 2007. These fees were principally related to various reimbursable expenses such as travel and telephone costs.

Tax Fees. SHW did not provide any tax related services to the Company in 2007.

All Other Fees. SHW did not provide any services in 2007 that gave rise to other fees.

The Audit Committee Charter provides that the Audit Committee has sole authority and responsibility to approve in advance the retention of independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees paid for such services. Pre-approval of non-audit services is not required if it falls within an exception established by the SEC. The policy authorizes the committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WUHAN GENERAL GROUP (CHINA), INC.

Date: March 31, 2008	By:	/s/ Xu Jie
Name: Xu Jie Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Xu Jie Xu Jie	President, Chief Executive Officer and Director, (principal executive officer)	March 31, 2008

/s/ Kuang Yuandong Kuang Yuandong	Chief Financial Officer (principal financial and accounting officer)	March 31, 2008

/s/ Jin Qihai Jin Qihai	Director	March 31, 2008

/s/ Ge Zengke Ge Zengke	Director	March 31, 2008

/s/ David K. Karnes David K. Karnes	Director	March 31, 2008

/s/ Ku Shaodong Ku Shaodong	Director	March 31, 2008

/s/ Brian Lin Brian Lin	Director	March 31, 2008

/s/ Zheng Qingsong Zheng Qingsong	Director	March 31, 2008

Wuhan General Group (China), Inc.

Audited Financial Statements

December 31, 2007 and 2006

(Stated in US Dollars)

Wuhan General Group (China), Inc.

Contents	Pages

Report of Registered Independent Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 to F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5 to F-6

Consolidated Statements of Cash Flows	F-7 to F-8

Notes to the Financial Statements	F-9 to F-36

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Wuhan General Group (China), Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wuhan General Group (China), Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Samuel H. Wong & Co., LLP

South San Francisco, California	Samuel H. Wong & Co., LLP
March 1, 2008	Certified Public Accountants

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At December 31, 2007 and 2006
(Stated in US Dollars)

	Note
		2007	2006
ASSETS

Cash	2(e)	992,965	248,243
Restricted Cash	3	9,108,866	382,530
Notes Receivable	4	1,865,491	1,535,868
Accounts Receivable	2(f),5	31,875,411	12,488,083
Other Receivable		1,977,646	8,810,699
Inventory	2(g),6	7,895,960	4,544,662
Advances to Suppliers		12,743,130	2,746,325
Advances to Employees	7	138,420	255,836
Prepaid Taxes		257,554	3,889
Real Property Available for Sale		993,861	-
Total Current Assets		67,849,304	31,016,135

Property, Plant & Equipment, net	2(h),8	20,401,547	17,252,577
Land Use Rights, net	2(j),10	1,830,476	1,749,740
Construction in Progress	9	9,897,484	35,304
Intangible Assets, net	2(i),11	381,281	364,565
Total Assets		$100,360,092	$50,418,321

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities

Bank Loans & Notes	12	28,132,664	13,545,059
Accounts Payable		4,747,298	8,531,852
Contract Payable	14	-	1,137,623
Taxes Payable		1,043,383	1,723,544
Other Payable		3,137,575	4,594,639
Dividend Payable		898,875	-
Accrued Liabilities		2,003,800	354,169
Customer Deposits		5,034,464	1,587,306
Total Current Liabilities		44,998,059	31,474,192

Total Liabilities		44,998,059	31,474,192

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
December 31, 2007, and 2006
(Stated in US Dollars)

	Note
		2007	2006
Stockholders' Equity

Preferred Stock - $0.0001 Par Value, 50,000,000 Shares Authorized; 10,287,554 & 0 Shares of Series A Convertible Preferred Stock Issued & Outstanding at December 31, 2007, and 2006 respectively.	15, 19	1,029	-
Additional Paid-in Capital - Preferred Stock		13,466,990	-
Additional Paid-in Capital - Warrants	15	6,572,334	-
Additional Paid-in Capital - Beneficial Conversion Feature		10,501,982	-
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 19,712,446 Shares Issued & Outstanding at December 31, 2007, and 2006.	15	1,971	1,971
Additional Paid-in Capital		12,349,602	12,349,602
Statutory Reserve	2(t),16	633,771	622,151
Retained Earnings		8,483,648	5,200,285
Accumulated Other Comprehensive Income	2(r),2(u)	3,350,706	770,120
Total Stockholders' Equity		55,362,033	18,944,129

Total Liabilities & Stockholders' Equity		$100,360,092	$50,418,321

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the years ended December 31, 2007 and 2006
(Stated in US Dollars)

	Note
		2007	2006
Sales	2(l),21,24	82,503,510	16,702,043
Cost of Sales	2(m)	57,429,085	8,886,274
Gross Profit		25,074,425	7,815,769

Operating Expenses
Selling Expenses	2(n)	2,333,707	1,193,971
General & Administrative Expenses	2(o),23	5,615,320	2,651,953
Warranty Expense	2(v),13	725,626	244,101
Total Operating Expense		8,674,653	4,090,026

Operating Income		16,399,773	3,725,743

Other Income (Expenses)
Other Income	17	42,097	26,977
Interest Income		303,898	348
Other Expenses		(554,484)	(1,830)
Interest Expense		(1,321,414)	(548,970)
Total Other Income (Loss) & Expense		(1,529,903)	(523,475)

Earnings before Tax		14,869,869	3,202,268

Income Tax	2(s),18	-	-
Net Income		14,869,869	3,202,268

Preferred Dividends Declared		1,072,904	-
Constructive Preferred Stock Dividend	25	10,501,982	-

Income Available to Common Stockholders		3,294,983	-

Earnings Per Share	2(w),20
Basic		$0.17	$0.16
Diluted		$0.10	$0.16
Weighted Average Shares Outstanding
Basic		19,712,446	19,712,446
Diluted		33,633,831	19,712,446

Earnings Per Share excluding effect of Constructive Preferred Dividend
Basic		$0.70	$0.16
Diluted		$0.35	$0.16
Weighted Average Shares Outstanding
Basic		19,712,446	19,712,446
Diluted		42,864,053	19,712,446

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Stockholders’ Equity
For December 31, 2007 and 2006
(Stated in US Dollars)

					Beneficial Conversion Feature Additional Paid-in Capital
			Preferred Stock Additional Paid-in Capital					Common Stock Additional Paid-in Capital
				Warrants Additional Paid-in Capital							Accumulated Other Comprehensive Income
	Preferred Stock					Common Stock
	Shares					Shares			Statutory	Retained
	Outstanding	Amount				Outstanding	Amount		Reserve	Earnings		Total
Balance, January 1, 2006	-	-	-	-	-	19,712,446	1,971	6,033,911	-	2,620,167	282,736	8,938,785
Increases to Additional Paid-In Capital from Contribution of Capital Equipment								6,315,691				6,315,691
Net Income										3,202,269		3,202,269
Appropriations of Retained Earnings									622,151	(622,151)		-
Foreign Currency Translation Adjustment											487,384	487,384
Balance, December 31, 2006	-	-	-	-	-	19,712,446	1,971	12,349,602	622,151	5,200,285	770,120	18,944,129

Balance, January 1, 2007	-	-	-	-	-	19,712,446	1,971	12,349,602	622,151	5,200,285	770,120	18,944,129
Issuance of Series A Convertible Preferred Stock and Warrants for Cash	10,287,554	1,029	13,466,990	6,572,334								20,040,353
Net Income										14,869,869		14,869,869
Appropriations of Retained Earnings									11,620	(11,620)		-
Preferred Dividends Declared										(1,072,904)		(1,072,904)
Constructive Preferred Stock Dividend-Amortization of Beneficial Conversion Feature					10,501,982					(10,501,982)		-
Foreign Currency Translation Adjustment											2,580,586	2,580,586
Balance, December 31, 2007	10,287,554	1,029	13,466,990	6,572,334	10,501,982	19,712,446	1,971	12,349,602	633,771	8,483,648	3,350,706	55,362,033

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Stockholders’ Equity
For the years ended December 31, 2007 and 2006
(Stated in US Dollars)

	2007	2006	Total
Comprehensive Income
Net Income	14,869,869	3,202,269	18,072,138
Other Comprehensive Income
Foreign Currency Translation Adjustment	2,580,586	487,384	3,067,970
Total Comprehensive Income	$17,450,455	$3,689,653	$21,140,108

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Cash Flows
For the year ended December 31, 2007 and 2006
(Stated in US Dollars)

	2007	2006
Cash Flow from Operating Activities
Cash Received from Customers	73,532,077	3,395,609
Cash Paid to Suppliers & Employees	(83,510,411)	(4,710,988)
Interest Received	157,072	348
Interest Paid	(1,321,415)	(548,970)
Income Tax Paid	-	-
Miscellaneous Receipts	42,096	26,977
Cash Sourced/(Used) in Operating Activities	(11,100,581)	(1,837,024)

Cash Flows from Investing Activities
Cash Invested in Restricted Time Deposits	(8,726,336)	(1,006,024)
Repayment/(Investment) in Notes	(1,312,344)	(148,213)
Payments for Purchases of Plant & Equipment	(5,100,642)	(2,843,702)
Payments for Construction of Plant & Equipment	(9,862,180)	(33,743)
Payments for Purchases of Land Use Rights	(127,793)	(58,853)
Payments for Purchases of Intangible Assets	(59,920)	(15,316)
Cash Used/(Sourced) in Investing Activities	(25,189,215)	(2,093,803)

Cash Flows from Financing Activities
Increases to Preferred Stock & Additional Paid-in Capital	20,040,353	-
Proceeds from Bank Borrowings	4,681,749	4,844,345
Repayment of Bank Loans	-	-
Proceeds from Issuance of Notes	9,905,857	-
Repayment of Notes	-	(1,319,147)
Dividends Paid	(174,029)	-
Cash Sourced/(Used) in Financing Activities	34,453,930	3,525,198

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(1,835,866)	(405,629)

Effect of Currency Translation	2,580,588	487,384

Cash & Cash Equivalents at Beginning of Period	248,243	166,488

Cash & Cash Equivalents at End of Period	992,965	248,243
Non-Cash Investing Activity:
Contribution of equipment to capital	-	6,315,691
Value of property surrendered by Hubei Dilong Industrial Group Co., Ltd.	993,861	-
Constructive Preferred Stock Divided	10,501,982	-

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the years ended December 31, 2007 and 2006
(Stated in US Dollars)

	2007	2006
Net Income	$14,869,869	$3,202,269

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Amortization	90,260	76,174
Depreciation	814,050	1,052,442
Provision for Bad Debt on Note Receivable	(11,141)	36,776
Decrease/(Increase) in Accounts Receivable	(19,387,329)	(8,789,339)
Decrease/(Increase) in Other Receivable	6,833,053	(4,447,869)
Decrease/(Increase) in Inventory	(3,351,299)	(1,146,497)
Decrease/(Increase) in Advances to Suppliers	(9,996,805)	(1,858,767)
Decrease/(Increase) in Advances to Employees	117,416	265,969
Decrease/(Increase) in Prepaid Taxes	(253,665)	(3,889)
Increase/(Decrease) in Accounts Payable	(3,784,553)	6,061,453
Increase/(Decrease) in Taxes Payable	(680,161)	1,030,071
Increase/(Decrease) in Other Payable	(1,457,064)	2,670,305
Increase/(Decrease) in Accrued Liabilities	1,649,631	119,878
Increase/(Decrease) in Customer Deposits	3,447,158	(106,001)
	(25,970,449)	(5,039,293)
Total of all adjustments

Net Cash Provided by Operating Activities	$(11,100,580)	$(1,837,024)

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

(f) Accounts Receivable-Trade

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written-off as incurred. (Refer also to Note 5. Accounts Receivable)

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

(g) Inventory

Inventory, consisting of raw materials, work in progress, and finished products, is stated at the lower of cost or market value. Finished products are comprised of direct materials, direct labor and an appropriate proportion of overhead.

(h) Property, Plant, and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with 5% salvage value. Estimated useful lives of the property, plant and equipment are as follows:

Buildings	30 years
Machinery and Equipment	10 years
Furniture and Fixtures	5 years
Motor Vehicles	5 years

(i) Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful lives of intangibles are as follows:

Technical Licenses	10 years
Trademark	20 years

(j) Land Use Rights

The Company carries land use rights at cost less accumulated amortization. Land use rights are amortized straight-line over its useful life of 50 years.

(k) Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007, and 2006, there were no significant impairments of its long-lived assets.

(l) Revenue Recognition

Revenue from the sale of blower products and generating equipment is recognized at the time of the transfer of risks and rewards of ownership, which generally occurs when the goods are delivered to customers and the title passes. There are no customer acceptance clauses in the Company’s standard sales contracts. Typically, installation begins between one to two weeks following delivery of the product. The installation process typically takes four to eight weeks.

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

(o) General & Administrative Expenses

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as the finance department, administrative staff, and depreciation and amortization expense.

(p)	Advertising

The Company expenses all advertising costs as incurred.

(q) Research and Development

The Company expenses all research and development costs as incurred.

(r) Foreign Currency Translation

The Company maintains its financial statements in the functional currency, which is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Exchange Rates	December 31, 2007	December 31, 2006
Year-end RMB : US$ exchange rate	7.3141	7.8175
Average 12 months RMB : US$ exchange rate	7.6172	7.98189

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

(v) Warranty Policy

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects management’s best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligation. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. (Refer also to Note 13. Warranty Liability)

(w) Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for warrants and the as-if method for convertible securities. Dilutive potential common shares include outstanding warrants, and convertible preferred stock. (Refer also to Note 20. Earnings Per Share)

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

(x) Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not to be sustained upon an audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (‘‘SFAS 141(R)’’). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements − an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners as components of equity. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively.

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

4.   NOTES RECEIVABLE

	December 31, 2007	December 31, 2006
Notes Receivable	$1,891,126	$1,572,644
Less: Allowance for Bad Debts	25,635	36,776
	$1,865,491	$1,535,868

On October 31, 2007, the Company provided a loan to Shen Nong Jia Ren He Kang Ye Co., Ltd. (“Shen Nong”) in the amount of $1,025,417 (RMB 7,500,000). The loan is secured by mining rights and operation rights that are owned by Shen Nong. The loan carries an interest rate of 10.00% per annum. The loan to Shen Nong was due on November 30, 2007.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

The Company entered into a financing agreement with Hubei Dilong Industrial Group Co., Ltd. (“Hubei”) on December 31, 2004. Under such agreement, the Company provided to Hubei an unsecured loan of $2,413,564 (RMB 20,000,000) for a two-year term from January 1, 2005 to December 31, 2006 at 0.5115% per month. After servicing the debt for two years, the Company determined that Hubei was in default because no further debt service had been made by Hubei, and as such the Company accrued provision for bad debts on the outstanding balance of the Note of $1,485,615 (RMB 11,500,000). Additionally, Hubei surrendered real property to the Company to partially settle its outstanding debt. The property was valued at approximately $989,167 (RMB 7,542,202); accordingly, the outstanding balance of principal was $526,471 (RMB 3,957,798). The Company also accrued interest receivable of $138,530 (RMB 1,041,414) to Hubei’s outstanding balance. The Company also had $159,982 (RMB 1,202,677) of tender deposits carried in the Other Receivables line item on the balance sheet with Hubei. The Company has reclassified that balance from Other Receivables into Hubei outstanding Notes Receivable’s balance. As of December 31, 2007, the total outstanding balance for Notes Receivables from Hubei was $824,983 (RMB 6,201,889). The entire outstanding balance of Notes Receivable had been re-formalized by a new repayment contract entered into by the Company and Hubei on May 24, 2007.

The company has accrued a provision for bad debt on its notes receivables of $25,635 (RMB 187,500).

The remaining balance 17,784 (RMB 130,000) carried in the Notes Receivable account is due from Han Dan Steel Group Co., Ltd (“Han Dan”). This balance is a bank draft drawn by Han Dan against its margin deposits with its bank. Bank drafts are liquid instruments that can be either (a) endorsed to the Company’s vendors, or (b) discounted to the Company’s own bank. The Company chooses to carry these instruments as notes receivable instead of cash primarily because of the associated time element of these notes, as they are normally due at a later point in time; therefore, these bank drafts represent different risk and reward characteristics.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

5.    ACCOUNTS RECEIVABLE

	December 31, 2007	December 31, 2006
Total Accounts Receivable-Trade	$33,121,294	$12,807,824
Less: Allowance for Bad Debt	1,245,883	319,741
	$31,875,411	$12,488,083
Allowance for Bad Debts
Beginning Balance	319,741	13,528
Allowance Provided	1,485,634	306,213
Charged Against Allowance	559,492	-
Ending Balance	1,245,883	319,741

The Company periodically reviews outstanding receivables and determines the likelihood of those balances being paid in full by their customers. The company considers receivables within one year of aging to be current and collectible. When outstanding balances become over 1 year they are assessed for their collectability, if receivables are deemed unrecoverable, they are written off against the Company’s allowance.

The Company during 2007 established a department to coordinate the collection efforts between the finance and sales department of the Company.

6.  INVENTORY

	December 31, 2007	December 31, 2006

Raw Materials	$1,523,444	$1,116,066
Work in Progress	4,779,339	2,058,889
Finished Goods	1,593,177	1,369,707
	$7,895,960	$4,544,662

7.  ADVANCES TO EMPLOYEES

Advances to Employees of $138,420, and $255,836 as of December 31, 2007 and 2006, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople. In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following as of December 31:

	2007	2006
Category of Asset
Buildings	$10,318,689	$9,597,812
Machinery & Equipment	11,278,647	8,353,453
Furniture & Fixtures	307,480	259,092
Auto	912,333	652,156
Other	8,384	-
	22,825,532	18,862,513

Less: Accumulated Depreciation
Buildings	1,168,101	555,407
Machinery & Equipment	742,062	754,136
Furniture & Fixtures	148,777	90,202
Auto	361,210	210,192
Other	3,836	-
	2,423,986	1,609,936

Net	$20,401,546	$17,252,577

The Company’s real property consisted of approximately 440,000 square feet (44,233.40 square meters) of building floor space.

The Company’s new turbine manufacturing workshop will be approximately 215,482 square feet (20,019 square meters) of floor space. The office building that will house the business operations of Wuhan Generating will provide an additional 134,656 square feet (12,510 square meters) of floor space.

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

The following table details the assets that are accounted for in the construction in progress account at December 31, 2007 and 2006:

Category	2007	2006
Capitalized Interest	190,098	-
Construction - Design Fee	20,180	-
Construction - Inspection Fee	2,734	-
Construction - Labor Cost	558,690	-
Generating Office Equipment	9,297	-
Generating Workshop	4,101,667	31,901
Generating Workshop-Materials	1,777,389	-
Land Improvement	24,202	3,403
Landscaping	4,624	-
Miscellaneous	60,670	-
Office Building	3,093,750	-
Pavement	547	-
Showroom	46,622	-
Wall	7,013	-
	$9,897,484	$35,304

10.   LAND USE RIGHTS

	December 31, 2007	December 31, 2006
Category of Asset
Land Use Rights	$1,984,550	$1,856,757
Less: Accumulated Amortization	154,074	107,017
	$1,830,476	$1,749,740

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

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

11.  INTANGIBLE ASSETS

The following categories of assets are stated at cost less amortization.

	December 31, 2007	December 31, 2006
Category of Asset
Trademarks	$136,722	$127,918
Mitsubishi License	314,855	280,571
Tianyu CAD License	4,170	3,901
Sunway CAD License	15,723	-
Microsoft License	13,057	12,217
	484,527	424,607

Less: Accumulated Amortization
Trademarks	23,926	15,990
Mitsubishi License	74,970	42,086
Tianyu CAD License	887	440
Sunway CAD License	524	-
Microsoft License	2,938	1,527
	103,246	60,042

Net	$381,281	$364,565

The weighted average amortization period for the Company’s intangible assets at December 31, 2007 and 2006 was 12.82 years and 12.93 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

12.   BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at December 31, 2007 and 2006, for the Company’s bank loans and notes payable.

Name of Bank and Note Holders	Due Date	Interest Rate Per Annum	12/31/2007	12/31/2006
Bank of Communication	On Demand	6.62%	$-	$4,732,971
Bank of Communication	On Demand	6.62%	-	1,343,140
Shanghai Pudong Development Bank	10/19/2007	6.03%	-	2,046,690
Shanghai Pudong Development Bank	8/27/2008	7.02%	1,093,778	-
Shanghai Pudong Development Bank	8/22/2008	7.02%	1,093,778	-
Shanghai Pudong Development Bank	6/3/2008	6.57%	2,734,444	-
Shanghai Pudong Development Bank	6/24/2008	6.57%	546,889	-
Shanghai Pudong Development Bank	5/21/2008	6.57%	1,367,222	-
Shanghai Pudong Development Bank	10/23/2008	7.290%	2,734,444	-
Shanghai Pudong Development Bank	12/9/2008	7.290%	1,367,222	-
Shanghai Pudong Development Bank	1/7/2008	-	1,367,222	-
Citic Industrial Bank	10/12/2007	6.73%	-	2,430,445
Citic Industrial Bank	9/19/2008	7.29%	3,418,056	-
Citic Industrial Bank	3/28/2008	4.80%	6,143	-
Citic Industrial Bank - Auto Loan	3/10/2008	5.76%	2,428	49,697
Citic Industrial Bank	2/17/2008	6.732%	2,734,444
Jiang Xia	On Demand	6.00%	410,167	-
Bank of China	3/14/2008	6.83%	717,792	-
Agricultural Bank of China	10/31/2007	6.73%	-	1,279,181
Agricultural Bank of China	10/30/2007	6.73%	-	1,279,181
Hubei Gong Chuang	4/30/2008	-	5,143,490	-
Wuhan East Lake Development District Zheng Bridge Committee	On Demand	6.00%	-	383,754
Wuhan City Jinnuo Economic Development Co., Ltd.	4/17/2008	-	300,789	-
Wuhan Power Generating Equipment Manufacturing Co., Ltd.	4/12/2008	-	257,380	-
Wuhan City Jianghan District Zhongnan Material Supply Co., Ltd.	1/11/2008	-	29,174	-
	2/9/2008	-	104,757	-
	3/10/2008	-	27,344	-
	4/15/2008	-	82,033	-
		Subtotal	243,310
Dalian Transfer Fluid Coupling and Set Equipment Co., Ltd.	3/10/2008	-	136,722	-
	4/15/2008	-	75,676	-
		Subtotal	212,398

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

Wuhan Guangzhong George Special Metal Co., Ltd.	1/24/2008	-	65,130	-
	2/14/2008	-	59,365	-
	4/17/2008	-	54,689	-
		Subtotal	179,183
Xianning Hoisting Machinery Co., Ltd.	4/12/2008	-	142,727	-
Wuhan Jiabao Material Co., Ltd.	1/11/2008	-	7,565	-
	2/9/2008	-	10,938	-
	2/14/2008	-	88,869	-
	4/15/2008	-	20,508	-
		Subtotal	127,880
Wuhan City Changyi Material Trade Co., Ltd.	1/11/2008	-	52,413	-
	4/15/2008	-	68,361	-
		Subtotal	120,775
Wuhan ShiJiHuaShang Industrial & Trade Co., Ltd.	2/9/2008	-	45,118	-
	4/15/2008	-	65,627	-
		Subtotal	110,745
Nanjing Boda Heavy Forgings Co., Ltd.	2/9/2008	-	52,568	-
	4/17/2008	-	27,805	-
		Subtotal	80,373
Hubei Yinlun Puqi Machinery Co., Ltd.	4/24/2008	-	79,982	-
Changsha Electric Machine Works Hunan China	1/11/2008	-	22,132	-
	4/15/2008	-	57,711	-
		Subtotal	79,843
Jiamusi Electric Machine Co., Ltd.	4/15/2008	-	77,932	-
Nanyang Explosion Protection Group Co., Ltd.	2/14/2008	-	43,109	-
	4/15/2008	-	34,454	-
		Subtotal	77,563
Wuhan Weihan Material Co., Ltd.	1/24/2008	-	41,017	-
	3/10/2008	-	27,344	-
		Subtotal	68,361
Wuhan Junzhiying Economic Trade Co., Ltd.	4/15/2008	-	68,361	-
Xiangtan Machinery Equipment Sales Co., Ltd.	4/15/2008	-	66,447	-
Tianjin JinBo Instrument Technique Co., Ltd.	2/9/2008	-	26,993	-
	2/14/2008	-	27,344	-
	4/15/2008	-	12,038	-
		Subtotal	66,376

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

Baoding City Air-Blower Technology Co., Ltd.	2/9/2008	-	63,261	-
Wuhan City Futaiyin Trade Co., Ltd.	4/24/2008	-	61,525	-
Wuhan City CaDian Metal Accessories Fuli Plant	1/24/2008	-	23,853	-
	2/9/2008	-	27,344	-
		Subtotal	51,197
Chonche Group Taizhou Branch	4/15/2008	-	48,437	-
Hubei Jiutong Electrical and Mechanical Services Co., Ltd.	2/9/2008	-	48,327	-
Zhejiang Zhongfa Dynamic Equipment Co., Ltd.	2/29/2008	-	14,151	-
	4/15/2008	-	29,942	-
		Subtotal	44,093
Jiangxi Tezhong Machinery Co., Ltd.	4/15/2008	-	42,711	-
Wuhan Hanyi Machinery Co., Ltd.	4/15/2008	-	40,519	-
Hubei Kuodian Development District Changfa Qi Peian	1/24/2008	-	3,749	-
	2/9/2008	-	30,079	-
		Subtotal	39,828
Jiangxia District Kanglegao Technology Development Co., Ltd.	2/9/2008	-	39,259	-
Wuhan Huatai Welding Materials Co., Ltd.	1/24/2008	-	10,494	-
	2/9/2008	-	23,243	-
		Subtotal	33,736
Ezhou Shi Echeng Zhi Jin Machinery Plant	1/11/2008	-	9,571	-
	2/9/2008	-	17,356	-
		Subtotal	26,927
Wuxi Houde Automation Co., Ltd.	1/11/2008	-	13,935	-
	4/15/2008	-	10,391	-
		Subtotal	24,326
Zhengyi Valve Mechanic Product Co., Ltd.	2/19/2008	-	23,899	-
Shenyang Sinc Machines Co., Ltd.	4/15/2008	-	22,685	-
Wuhan City Xinzhou Boli Blower Co., Ltd.	4/17/2008	-	21,247	-
41 Various Other Notes	Various Dates	Various Rates	402,743	-
			$28,132,664	$13,545,059

Banking facilities extended by the Bank of Communication, CITIC Industrial Bank, Shanghai Pudong Development Bank and Agricultural Bank of China were secured by the Company’s mortgage of real property. Motor vehicle loans extended by CITIC Industrial Bank were secured by the motor vehicles.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

Note payable extended by Wuhan East Lake Development District Zheng Bridge Committee is unsecured and is payable on demand.

The Bank of China Loan is collateralized by the technical license with Mitsubishi.

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

The following table summarizes the activity related to the Company’s product warranty liability for the years ended December 31, 2007 and 2006.

	2007	2006
Balance at beginning of period	249,234	-
Add: Accruals for current & pre-existing warranties issued during year	725,626	249,234
Less: Settlements made during year	(25,257)	-
Balance at end of period	949,603	$249,234

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

On February 7, 2007, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement with nine institutional investors pursuant to which the Company issued to the investors an aggregate of 10,287,554 shares of Series A Convertible Preferred Stock at $2.33 per share for gross proceeds of $23,970,000. The Preferred Stock is convertible into shares of the Company’s common stock on a one-for-one basis. Holders of Preferred Stock are entitled to a dividend equal to 5% per annum of the amount invested, subject to adjustment. These dividends are payable quarterly. As of December 31, 2007, none of the Preferred Stock had been converted into common stock.

The net proceeds of $20,040,353 from the sale of Preferred Stock were accounted for as follows: -

i.	Preferred Stock at $0.0001 par value 10,287,554 shares issued and outstanding	$1,029
ii.	Additional Paid-in Capital attributable to Preferred Stock	13,466,990
iii.	Additional Paid-in Capital attributable to Series A Warrants, Series J Warrants, and Series B Warrants	6,572,334
iv.	Additional Paid-in Capital attributable to Beneficial Conversion Feature	10,501,982
v.	Constructive Preferred Stock Dividend Charged Against Retained Earnings	(10,501,982)
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
	3,143,347

The aggregate number of shares of common stock issuable to the preferred stock purchasers and placement agent pursuant to all series of warrants is 24,289,269. As of December 31, 2007, none of these warrants had been exercised.

In conjunction with the possible preferred stock conversion and warrant exercises, the Company has reserved a number of shares of common stock equal to 150% of the number of shares of common stock necessary to effect the conversion of all of the preferred stock and exercise of all the warrants outstanding.

Using a fair value approach, the value of the net proceeds raised in the private placement transaction on February 7, 2007 was ratably allocated to the preferred stock and warrants according to the following methodology. The Company priced the series A, J, and C warrants using a valuation model provided by the placement agent, which took into consideration time value, volatility, market liquidity, and an assumed risk-free rate. The Company then multiplied the per share valuation of the warrants by their total respective underlying shares to arrive at a total valuation for the warrants. The Company multiplied the total number of preferred stock in the offering by the per share sales price of $2.33 to arrive at total valuation for the preferred stock. Upon determining the total valuation of both securities, the Company interpolated each individual securities pro-rata contribution. In accordance with EITF 00-27, the Company also calculated the value of the beneficial conversion feature of the convertible preferred stock by using the effective conversion method. The beneficial conversion feature was recognized as a constructive preferred dividend and accordingly, it was immediately charged against the Company’s retained earnings because the convertible preferred stock was convertible upon issuance.

The preferred stock is convertible into an aggregate of 10,287,554 shares of common stock.

The following table provides the total number of shares of fully diluted common stock as of December 31, 2007: -

Number of Shares
Common Stock Outstanding	19,712,446
Common Stock Issuable upon: -
· Conversion of Preferred Stock	10,287,554
· Exercise of Warrants	24,289,269
· Stock Options	60,000
Total Amount of Fully Diluted Common Stock	54,349,269

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

In the event of a voluntary or involuntary liquidation, holders of preferred stock are entitled to a liquidation preference of $2.33 per share. This amount is in excess of the stock’s par value of $0.0001. The convertible preferred stock is cumulative, non-participating, and non-redeemable, and as such, there is no related sinking fund. The preferred stock contains a mandatory conversion to common stock within two years of the effective date of the registration statement related to such preferred stock if the Company’s common stock achieves certain price and volume requirements.

The Company under its financing agreement, as described in Note 19, has required Fame Good, from its own holdings, to deposit into an escrow account 9,000,000 shares of common stock to be transferred to investors in the event that the Company does not achieve earnings per share of $0.465 based on 30,000,000 shares outstanding for the year ended December 31, 2007, and net income of $22,000,000 for the year ended December 30, 2008. The Company is also required under its financing agreement to gain listing on the NASDAQ Capital or NASDAQ Global stock market by December 31, 2007. A more detailed description of the threshold that the Company must achieve can be found in Exhibit 10.4 “Securities Escrow Agreement” dated February 7, 2007 at the SEC’s website. The Company is not required to issue more shares or net cash settle to counterparty for shares initially delivered upon settlement that are subsequently sold by the counterparty, and the sales proceeds are insufficient to provide the counterparty with full return of the amount due (there are no “top-off” or “make-whole” provisions). The escrowed shares are shown on the balance sheet as shares outstanding; accordingly, they are included in the Company’s earnings per share calculation.

The Company under its financing agreement and related registration rights agreement dated February 7, 2007 (“closing date”) must pay liquidated damages if it fails to meet the following five requirements: (A) file a registration statement within 30 days of the closing of the financing, (B) registration statement is not declared effective within 150 days after closing, (C) company does not file for acceleration after the Company has been notified its statement will no longer be reviewed, (D) the registration statement ceases to be effective and is not subsequently filed with new registration statement that covers those securities, and (E) or the Company’s common stock becomes delisted on the OTC or other such exchange, or is no longer quoted. The registration rights agreements does not provide for alternative terms of settlement. The Company has calculated the maximum amount of liquidated damages to be $309,944.

The Company has accrued a liability for the liquidated damages of $309,944, which reflects the maximum.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

16.  COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered Paid-in capital. The Company had future unfunded commitments, as provided below.

	December 31, 2007	December 31, 2006
Registered Capital in PRC	$35,982,303	$12,351,573
50% maximum thereof	17,991,152	6,175,786
Less: Amounts Appropriated to Statutory Reserve	633,771	622,151
Unfunded Commitment	$17,357,381	$5,553,635

17.   OTHER INCOME

	Year ended December 31, 2007	Year ended December 31, 2006
Tax Refund	$34,864	$-
Sundry Income	7,233	26,977
	$42,097	$26,977

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

18.  INCOME TAXES

Prior to January 1, 2008 the Company benefited from a two year tax holiday and a three year preferential tax rate. However, on March 16, 2007, the PRC government passed new tax legislation that repealed preferential tax treatment and enacted new tax regulations. Under such regulations, with certain exceptions, both domestic and foreign enterprises will be taxed at a standard enterprise income tax rate of 25%. The new tax legislation also provided for a transitional period for enterprises already benefiting from preferential tax treatment. The Company expects to be an enterprise that will continue to benefit from a preferential tax rate in both the transitional period, as well as thereafter. The Company believes that it will continue to benefit from a tax holiday in 2008, and, thereafter, beginning January 1, 2009, the Company will be subject to a 15% tax rate. The Company is able to benefit from such preference because of its status as a high-technology enterprise. In order to maintain its preferential tax status, the Company must remain located and registered in the high and advanced technology development zone.

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

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

20.  EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows: -

	12 months ended December 31, 2007	12 months ended December 31, 2006
Net Income (A)	$14,869,869	$3,202,268
Preferred Dividends (B)	1,072,904	-
Constructive Preferred Dividends (C)	10,501,982	-
Income Available to Common Stockholders (D)	$3,294,983	$3,202,268

Basic Weighted Average Shares Outstanding (E)	19,712,446	19,712,446
Dilutive Shares:
- Addition to Common Stock from Conversion of Preferred Stock (anti-dilutive)	-	-
- Addition to Common Stock from Exercise of Warrants	13,921,385	-

Diluted Weighted Average Shares Outstanding: (F)	33,633,831	19,712,446

Earnings Per Share
- Basic (D)/(E)	$0.17	$0.16
- Diluted (D)/(F)	$0.10	$0.16

Weighted Average Shares Outstanding
- Basic	19,712,446	19,712,446
- Diluted	33,633,831	19,712,446

Supplemental Data:
Proforma Earnings Per Shares in the Absence of Constructive Preferred Dividend
- Basic [(A) + (B)] / (E)	$0.70	$0.16
- Diluted (A) / [(F) + (G)]	$0.35	$0.16

Weighted Average Shares Outstanding
- Basic	19,712,446	19,712,446
- Diluted	42,864,053	19,712,446

Weighted Average Shares of Common Stock if all Convertible Preferred Stock had been converted (G)	9,230,222	-

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

21.  OPERATING SEGMENTS

The Company individually tracks the performance of its two operating subsidiaries: Wuhan Blower and Wuhan Generating Equipment. Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers. Wuhan Generating Equipment is primarily engaged in the design, manufacture, installation, and service of power generating equipment. Below is a presentation of the Company’s Statement of Income and Balance Sheet for its operating subsidiaries at, and for the year ended December 31, 2007. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

		Wuhan	Company,
	Wuhan	Generating	UFG,
	Blower	Equipment	Adjustments	Total
Sales	$44,578,702	$37,924,809	-	$82,503,510
Cost of Sales	28,413,930	29,015,155	-	57,429,085
Gross Profit	16,164,772	8,909,654	-	25,074,426

Operating Expenses	6,611,920	1,037,697	1,025,036	8,674,653

Other Income (Expenses)	(1,053,340)	(199,063)	(277,500)	(1,529,903)

Earnings before Tax	8,499,512	7,672,894	(1,302,537)	14,869,869

Tax	-	-	-	-

Net Income	$8,499,512	$7,672,894	$(1,302,537)	$14,869,869

		Wuhan	Company,
	Wuhan	Generating	UFG,
	Blower	Equipment	Adjustments	Total

Current Assets	60,908,312	15,333,295	(8,392,302)	67,849,304
Non Current Assets	21,937,985	10,572,803	-	32,510,788
Total Assets	82,846,297	25,906,097	(8,392,302)	100,360,092

Current Liabilities	33,017,486	11,155,452	825,120	44,998,059
Total Liabilities	33,017,486	11,155,452	825,120	44,998,059

Net Assets	49,828,811	14,750,645	(9,217,423)	55,362,033

Total Liabilities & Net Assets	82,846,297	25,906,097	(8,392,302)	100,360,092

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

22. CONTINGENCIES

(a) Disputes

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

(b) NASDAQ Listing Requirement

At December 31, 2007, the Company’s stock was not listed on the NASDAQ Capital Markets. Accordingly, the Company is potentially liable for the issuance of shares to the investors in the February 2007 private placement which is described in Note 19. The penalty calls for the company to potentially issue 1,500,000 shares to those investors for its delinquency. Additionally, if the Company does not achieve a NASDAQ listing by March 31, 2008, it can potentially be required to issue an additional 3,000,000 shares. For each month after March 31, 2008, measured on the last day of each month, that the Company’s stock is not listed on NASDAQ, it will be responsible to issue an additional 1,500,000 shares. The Company believes that it currently has enough authorized capital of 100,000,000 shares to meet this potential liability. At the investors discretion, in lieu of the company issuing shares, Fame Good, the majority stockholder of the Company, may be required to transfer shares from an escrow account to the investors to fulfill this obligation.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

23.	STOCK COMPENSATION EXPENSE

On November 30, 2007, the Company established a stock option plan for employees, directors, and other service providers. On that date, the Company reserved 3,000,000 shares of authorized common stock for issuance under the plan.

For the year ended December 31, 2007, the Company recorded $14,480 stock compensation expense for stock options granted in 2007. There were no grants that vested in 2007. The entire stock option compensation expense was recorded as a general and administrative expense, given the nature of the work contributions by the grantees. The stock options that were granted in 2007 are expected to vest in their entirety in2008.

The range of the exercise prices of the stock options granted are shown in the following table: -

Price Range	Number of Shares
$0 - $9.99	60,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

No tax benefit has yet to be accrued or realized. In 2007, the Company operated as an income tax-free entity in the PRC, and the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes model to value the options granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model: -

Weighted-average fair value of grants:	$2.896
Risk-free interest rate:	3.97%
Expected volatility:	20.00%
Expected life in months:	120 months

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

24.	MAJOR DEVELOPMENT IN SALES

In July 2007, the Company entered into a contract with Jiangsu Huangli Paper Industry Co., Ltd. to build a thermal electric power plant with four boiler furnaces and two turbine generator groups in Jiangyin, Jiangsu. The Company expects to receive approximately $26.37 million to construct this power plant, and this total amount will be paid to the Company in monthly payments over a period of one year. If Jiangsu Huangli fails to make timely payments to the Company, the Company is contractually bound to assume the cost to continue with the construction of the power plant. Although the Company does not currently anticipate this happening, if the Company was required to assume construction costs, the power plant project would become a joint venture between the Company and Jiangsu Huangli. The Company plans to complete the power plant around June 30, 2008.

The Company records revenue for the contract with Huangli under the percentage of completion method. The Company obtains independent certification of completion in order to determine the progress of the contract.

The Company does not plan to use the power plant as part of its own operations. Huangli is located in the Jiangsu Province, and the Company is located in the Hubei Province. The two companies are too far apart in physical distance for the power plant to be able to provide electricity for the manufacture of Wuhan General’s products; however, in the event that the power plant becomes a joint venture between Huangli and the Company, the joint venture will sell electricity to Huangli.

Jiangsu Huangli Paper Industry Co., Ltd. is not a related party.

For the year ended December 31, 2007, the Company has recorded revenue of $9,914,522, cost of sales of $7,627,884, and related gross profit of $2,286,638 for the contract with Huangli. At December 31, 2007, receivables from Huangli have been in good standing.

25. CONSTRUCTIVE PREFERRED DIVIDEND

In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, EITF 98-95 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has recorded a non-cash preferred dividend against the companies retained earnings. This constructive preferred dividend reflects the amortization of the beneficial conversion feature of the Series A Convertible Preferred Stock issued by the Company as detailed in Note 19. The beneficial conversion feature is considered a return of capital to the investors in the private placement. Since the preferred stock was convertible upon issuance the Company recognized the entire dividend at inception. The beneficial conversion feature arose from the aggregate value of the difference between the effective conversion price of the securities and the contractual conversion price of the stock issuance in the financing transaction.