Form 10-Q
period 2008-03-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2008-05-19
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file number 33-25350-FW

WUHAN GENERAL GROUP (CHINA), INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	84-1092589 (I.R.S. Employer Identification No.)

Canglongdao Science Park of Wuhan East Lake Hi-Tech Development Zone Wuhan, Hubei, People’s Republic of China (Address of Principal Executive Offices)	430200 (Zip Code)

86-27-5970-0069

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 15, 2008, the registrant had a total of 21,876,390 shares of common stock outstanding.

* The Company has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports). The Company has been required to file reports by Section 15(d) since February 5, 2008.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At March 31, 2008 and December 31, 2007
(Stated in US Dollars)

	Note		(Audited)
		March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash	2(e)	1,151,907	992,965
Restricted Cash	3	8,114,767	9,108,866
Notes Receivable	4	2,614,549	1,865,491
Accounts Receivable	2(f),5	41,838,073	31,875,411
Other Receivable		4,091,671	1,977,646
Inventory	2(g),6	11,069,251	7,895,960
Advances to Suppliers		18,384,820	12,743,130
Advances to Employees	7	358,857	138,420
Prepaid Taxes		281,397	257,553
Real Property Available for Sale		1,035,174	993,861
Total Current Assets		88,940,466	67,849,304

Non-Current Assets
Property, Plant & Equipment, net	2(h),8	20,851,227	20,401,546
Land Use Rights, net	2(j),10	1,943,619	1,830,476
Construction in Progress	9	10,633,581	9,897,484
Intangible Assets, net	2(i),11	386,294	381,281
Total Assets		$122,755,187	$100,360,092

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Bank Loans & Notes	12	32,958,803	28,132,664
Accounts Payable		6,234,333	4,747,298
Taxes Payable		879,139	1,043,383
Other Payable		9,559,623	3,137,575
Dividend Payable		326,463	898,875
Accrued Liabilities		2,671,447	2,003,800
Customer Deposits		7,702,110	5,034,464
Total Current Liabilities		60,331,918	44,998,059

Total Liabilities		60,331,918	44,998,059

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At March 31, 2008 and December 31, 2007
(Stated in US Dollars)

	Note		(Audited)
		March 31, 2008	December 31, 2007
Stockholders' Equity

Preferred Stock - $0.0001 Par Value, 50,000,000 Shares Authorized; 8,561,658 & 10,287,554 Shares of Series A Convertible Preferred Stock Issued & Outstanding at March 31, 2008 and December 31, 2007, respectively	14	856	1,029
Additional Paid-in Capital - Preferred Stock		11,207,694	13,466,990
Additional Paid-in Capital - Warrants	14	6,572,334	6,572,334
Additional Paid-in Capital - Beneficial Conversion Feature		8,740,112	10,501,982
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 21,876,390 and 19,712,446 Shares Issued & Outstanding at March 31, 2008 and December 31, 2007, respectively	14	2,187	1,971
Additional Paid-in Capital		16,370,723	12,349,602
Statutory Reserve	2(t),15	2,249,758	633,771
Retained Earnings		11,395,206	8,483,648
Accumulated Other Comprehensive Income	2(u)	5,884,398	3,350,706
Total Stockholders' Equity		62,423,270	55,362,033

Total Liabilities & Stockholders' Equity		$122,755,187	$100,360,092

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the three months ended March 31, 2008 and 2007
(Stated in US Dollars)

	Note	Three Months Ended	Three Months Ended
		March 31, 2008	March 31, 2007

Sales	2(l)	$25,618,901	$12,277,339
Cost of Sales	2(m)	17,561,279	8,337,981
Gross Profit		8,057,622	3,939,358

Operating Expenses
Selling Expenses	2(n)	370,639	262,122
General & Administrative Expenses	2(o),20	2,248,542	1,461,604
Warranty Expense	2(v),13	30,284	184,160
Total Operating Expense		2,649,465	1,907,886

Operating Income		5,408,157	2,031,472

Other Income (Expenses)
Other Income		-	-
Interest Income		313,959	12,749
Other Expenses		(764)	(965)
Interest Expense		(913,442)	(192,711)
Total Other Income (Loss) & Expense		(600,247)	(180,927)

Earnings before Tax		4,807,910	1,850,545

Income Tax	2(s),16	-	-

Net Income		$4,807,910	$1,850,545

Preferred Dividends Declared		280,365	174,000
Constructive Preferred Stock Dividend	21	-	10,501,982

Income Available to Common Stockholders		$4,527,545	$(8,825,437)

Earnings Per Share	17
Basic		$0.22	$(0.45)
Diluted		$0.10	$0.08
Weighted Average Shares Outstanding
Basic		20,378,815	19,712,446
Diluted		47,760,852	24,203,926
Earnings Per Share excluding effect of Constructive Preferred Dividend
Basic		$0.22	$0.09
Diluted		$0.10	$0.06
Weighted Average Shares Outstanding
Basic		20,378,815	19,712,446
Diluted		47,760,852	30,262,152

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Stockholders’ Equity
For the three months ended March 31, 2008 and the year ended December 31, 2007
(Stated in US Dollars)

					Beneficial
			Preferred		Conversion			Common
			Stock	Warrants	Feature			Stock			Accumulated
	Preferred Stock		Additional	Additional	Additional	Common Stock		Additional			Other
	Shares		Paid-in	Paid-in	Paid-in	Shares		Paid-in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Capital	Capital	Capital	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2007	-	-	-	-	-	19,712,446	1,971	12,349,602	622,151	5,200,285	770,120	18,944,129
Issuance of Series A Convertible Preferred Stock and Warrants for Cash	10,287,554	1,029	13,466,990	6,572,334								20,040,353
Net Income										14,869,869		14,869,869
Appropriations of Retained Earnings									11,620	(11,620)		-
Preferred Dividends Declared										(1,072,904)		(1,072,904)
Constructive Preferred Stock Dividend-Amortization of Beneficial Conversion Feature					10,501,982					(10,501,982)		-
Foreign Currency Translation Adjustment											2,580,586	2,580,586
Balance, December 31, 2007	10,287,554	1,029	13,466,990	6,572,334	10,501,982	19,712,446	1,971	12,349,602	633,771	8,483,648	3,350,706	55,362,033

Balance, January 1, 2008	10,287,554	1,029	13,466,990	6,572,334	10,501,982	19,712,446	1,971	12,349,602	633,771	8,483,648	3,350,706	55,362,033
Conversion of Preferred Stock	(1,725,896)	(173)	(2,259,295)		(1,761,870)	1,725,896	173	4,021,165				-
Issuance of Common Stock						438,048	44	(44)				-
Net Income										4,807,910		4,807,910
Preferred Dividends Declared										(280,365)		(280,365)
Appropriations of Retained Earnings									1,615,987	(1,615,987)		-
Foreign Currency Translation Adjustment											2,533,692	2,533,692
Balance, March 31, 2008	8,561,658	856	11,207,694	6,572,334	8,740,112	21,876,390	2,187	16,370,723	2,249,758	11,395,206	5,884,398	62,423,270

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Stockholders’ Equity
For the three months ended March 31, 2008 and 2007
(Stated in US Dollars)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Comprehensive Income
Net Income	$4,807,910	$1,850,545
Other Comprehensive Income
Foreign Currency Translation Adjustment	2,533,692	201,565

Total Comprehensive Income	$7,341,602	$2,052,110

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Cash Flows
For the three months ended March 31, 2008 and 2007
(Stated in US Dollars)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Cash Flow from Operating Activities
Cash Received from Customers	$16,291,029	$1,997,609
Cash Paid to Suppliers & Employees	(20,244,559)	(18,698,918)
Interest Received	313,959	12,749
Interest Paid	(913,442)	(192,711)
Income Tax Paid	-	-
Miscellaneous Receipts	-	-
Cash Sourced/(Used) in Operating Activities	(4,553,012)	(16,881,271)

Cash Flows from Investing Activities
Cash Repayment/(Investment) in Restricted Time Deposits	994,099	(924,306)
Repayment/(Investment) in Notes	(830,227)	(305,949)
Investment in Real Property	(41,313)	-
Payments for Purchases of Plant & Equipment	(1,031,539)	(245,372)
Payments for Construction of Plant & Equipment	(736,097)	(2,856,086)
Payments for Purchases of Land Use Rights	(129,883)	(18,374)
Payments for Purchases of Intangible Assets	(20,141)	(4,202)
Cash Used/(Sourced) in Investing Activities	(1,795,101)	(4,354,289)

Cash Flows from Financing Activities
Increases to Preferred Stock & Additional Paid in Capital	-	20,766,439
Proceeds from Bank Borrowings	2,849,209	5,289,903
Proceeds from Issuance of Notes	1,976,930	114,801
Dividends Paid	(852,777)	-
Cash Sourced/(Used) in Financing Activities	3,973,362	26,171,143

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(2,374,750)	4,935,583

Effect of Currency Translation	2,533,692	201,610

Cash & Cash Equivalents at Beginning of Period	992,965	248,243

Cash & Cash Equivalents at End of Period	$1,151,907	$5,385,436

Non-Cash Financing Activity:
Constructive Preferred Dividend	$-	$10,501,982
Conversion of Preferred Stock to Common Stock	$4,021,338	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three months ended March 31, 2008 and 2007
(Stated in US Dollars)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Net Income	$4,807,910	$1,850,545

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Amortization	31,868	20,135
Depreciation	581,858	372,271
Provision for Bad Debt on Note Receivable	81,169	364
Decrease/(Increase) in Accounts Receivable	(9,962,662)	(10,413,823)
Decrease/(Increase) in Other Receivable	(2,114,025)	(675,986)
Decrease/(Increase) in Inventory	(3,173,291)	(1,704,741)
Decrease/(Increase) in Advances to Suppliers	(5,641,690)	(3,258,273)
Decrease/(Increase) in Advances to Employees	(220,436)	-
Decrease/(Increase) in Related Party Receivable	-	(12,987,627)
Decrease/(Increase) in Prepaid Taxes	(23,843)	(13,254)
Increase/(Decrease) in Accounts Payable	1,487,034	8,813,489
Increase/(Decrease) in Taxes Payable	(164,244)	(307,234)
Increase/(Decrease) in Other Payable	6,422,048	424,758
Increase/(Decrease) in Accrued Liabilities	667,646	188,390
Increase/(Decrease) in Customer Deposits	2,667,646	809,715

Total of all adjustments	(9,360,922)	(18,731,816)

Net Cash Provided by Operating Activities	$(4,553,012)	$(16,881,271)

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

Accordingly, the financial data included in the accompanying consolidated financial statements for all periods prior to February 7, 2007 is that of the accounting acquirer (UFG). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented. See also Note 14 – Capitalization.

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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written-off as incurred. See also Note 5 - Accounts Receivable.

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

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

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

Exchange Rates	3/31/2008	12/31/2007	3/31/2007
Period end RMB : US$ exchange rate	7.0222	7.3141	7.7409
Average period RMB : US$ exchange rate	7.17568	7.6172	7.77136

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

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects management’s best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligation. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. See also Note 13 - Warranty Liability.

(w)	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for warrants and the as-if method for convertible securities. Dilutive potential common shares include outstanding warrants, and convertible preferred stock. See also Note 17 - Earnings Per Share.

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

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)
4.	NOTES RECEIVABLE

	March 31, 2008	December 31, 2007

Notes Receivable	$2,721,353	$1,891,126
Less: Allowance for Bad Debts	106,804	25,635
	$2,614,549	$1,865,491

On October 31, 2007, the Company provided a loan to Shen Nong Jia Ren He Kang Ye Co., Ltd. (“Shen Nong”) in the amount of $1,068,041 (RMB 7,500,000). The loan is secured by mining rights and operation rights that are owned by Shen Nong. The loan carries an interest rate of 10.00% per annum. The loan to Shen Nong was due on November 30, 2007. The loan was repaid on May 13, 2008.

The Company entered into a financing agreement with Hubei Dilong Industrial Group Co., Ltd. (“Hubei”) on December 31, 2004. Under such agreement, the Company provided to Hubei an unsecured loan of $2,413,564 (RMB 20,000,000) for a two-year term from January 1, 2005 to December 31, 2006 at 0.5115% per month. After servicing the debt for two years, the Company determined that Hubei was in default because no further debt service had been made by Hubei, and as such the Company accrued provision for bad debts on the outstanding balance of the Note of $1,485,615 (RMB 11,500,000). Additionally, Hubei surrendered real property to the Company to partially settle its outstanding debt. The property was valued at approximately $989,167 (RMB 7,542,202); accordingly, the outstanding balance of principal was $526,471 (RMB 3,957,798). The Company also accrued interest receivable of $138,530 (RMB 1,041,414) to Hubei’s outstanding balance. The Company also had $159,982 (RMB 1,202,677) of tender deposits carried in the Other Receivables line item on the balance sheet with Hubei. The Company has reclassified that balance from Other Receivables into Hubei outstanding Notes Receivable’s balance. As of March 31, 2008, the total outstanding balance for Notes Receivables from Hubei was $883,183 (RMB 6,201,889). The entire outstanding balance of Notes Receivable had been re-formalized by a new repayment contract entered into by the Company and Hubei on May 24, 2007. The new contract called for repayment of the loan by April 10, 2008. The loan has not been repaid. Accordingly, the Company has accrued an allowance for bad debt of $106,804 for this loan.

The remaining balance $289,083 (RMB 2,030,000) carried in the Notes Receivable account are comprised of bank drafts from five different customers. Bank drafts are liquid instruments that can be either (a) endorsed to the Company vendors, or (b) discounted to the Company’s own bank. The Company chooses to carry these instruments as notes receivable instead of cash primarily because of the associated time element of these notes, as they are normally due at a later point in time; therefore, these bank drafts represent different risk and reward characteristics.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

5.	ACCOUNTS RECEIVABLE

	March 31, 2008	December 31, 2007

Total Accounts Receivable-Trade	$44,040,077	$33,121,294
Less: Allowance for Bad Debt	2,202,004	1,245,883
	$41,838,073	$31,875,411

Allowance for Bad Debts
Beginning Balance	$1,245,883	$319,741
Allowance Provided	956,121	1,485,634
Less: Bad Debt Written Off	-	559,492
Ending Balance	$2,202,004	$1,245,883

6.	INVENTORY

	March 31, 2008	December 31, 2007

Raw Materials	$1,660,532	$1,523,444
Work in Progress	6,866,127	4,779,339
Finished Goods	2,542,592	1,593,177
	$11,069,251	$7,895,960

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $358,857 and $138,420 as of March 31, 2008 and December 31, 2007, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople. In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following: -

	March 31, 2008	December 31, 2007

Category of Asset
Buildings	$10,747,618	$10,318,689
Machinery & Equipment	11,797,991	11,278,647
Furniture & Fixtures	334,843	307,480
Auto	967,887	912,333
Other	8,732	8,384
	23,857,071	22,825,532

Less: Accumulated Depreciation
Buildings	1,361,182	1,168,101
Machinery & Equipment	1,054,708	742,062
Furniture & Fixtures	170,322	148,777
Auto	415,221	361,210
Other	4,411	3,836
	3,005,844	2,423,986

Property, Plant, & Equipment, Net	$20,851,227	$20,401,546

The Company’s real property consisted of approximately 440,000 square feet (44,233.40 square meters) of building floor space. The Company’s new turbine manufacturing workshop will be approximately 215,482 square feet (20,019 square meters) of floor space. The office building will house the business operations of Wuhan Generating and will provide an additional 134,656 square feet (12,510 square meters) of floor space.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

9.	CONSTRUCTION IN PROGRESS

The Company is in the process of developing a new turbine manufacturing facility within its factory campus.

Construction in progress represents the direct costs of design, acquisition, building construction, building improvements, and land improvement. These costs are capitalized in the Construction-in-Progress account until substantially all activities necessary to prepare the assets for their intended use are completed. At such point, the Construction-in-Progress account is closed and the capitalized costs are transferred to their appropriate asset classification. No depreciation is provided until it is completed and ready for the intended use.

The following table details the assets that are accounted for in the construction in progress account at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Category
Capitalized Interest	$198,000	$190,098
Construction - Design Fee	21,019	20,180
Construction - Inspection Fee	2,848	2,734
Construction - Labor Cost	581,914	558,690
Generating Office Equipment	9,683	9,297
Generating Workshop	4,596,842	4,101,667
Generating Workshop-Materials	1,851,272	1,777,389
Land Improvement	25,208	24,202
Landscaping	4,816	4,624
Miscellaneous	63,192	60,670
Office Building	3,222,352	3,093,750
Pavement	570	547
Showroom	48,560	46,622
Wall	7,305	7,013
Construction in Progress	$10,633,581	$9,897,484

10.	LAND USE RIGHTS

	March 31, 2007	December 31, 2007

Land Use Rights	$2,114,433	$1,984,550
Less: Accumulated Amortization	170,814	154,074
Land Use Rights, Net	$1,943,619	$1,830,476

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

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)
11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	March 31, 2008	December 31, 2007

Category of Asset
Trademarks	$142,406	$136,722
Mitsubishi License	327,942	314,855
Tianyu CAD License	4,343	4,170
Sunway CAD License	16,377	15,723
Microsoft License	13,600	13,057
	$504,668	$484,527

Less: Accumulated Amortization
Trademarks	$26,701	$23,926
Mitsubishi License	86,285	74,970
Tianyu CAD License	1,032	887
Sunway CAD License	955	524
Microsoft License	3,400	2,938
	$118,374	$103,246

Intangible Assets, Net	$386,294	$381,281

The weighted average amortization period for the Company’s intangible assets at March 31, 2008 and December 31, 2007 was 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at March 31, 2008 and December 31, 2007, for the Company’s bank loans and notes payable.

Name of Bank and Note Holders	Due Date	Interest Rate Per Annum	3/31/2008	12/31/2007
Bank of Communication	7/2/2008	7.884%	1,424,055	$-
Bank of Communication	4/3/2008	-	1,424,055	-
Bank of Communication	7/7/2008	-	1,424,055	-
Bank of Communication	7/9/2008	-	4,272,165	-
Shanghai Pudong Development Bank	8/27/2008	7.02%	1,139,244	1,093,778
Shanghai Pudong Development Bank	8/22/2008	7.02%	1,139,244	1,093,778
Shanghai Pudong Development Bank	6/3/2008	6.57%	2,848,110	2,734,444
Shanghai Pudong Development Bank	6/24/2008	6.57%	569,622	546,889
Shanghai Pudong Development Bank	5/21/2008	6.57%	1,424,055	1,367,222
Shanghai Pudong Development Bank	10/23/2008	7.29%	2,848,110	2,734,444
Shanghai Pudong Development Bank	12/9/2008	7.29%	1,424,055	1,367,222
Shanghai Pudong Development Bank	1/7/2009	7.47%	1,424,055	-
Citic Industrial Bank	9/19/2008	7.29%	3,560,138	3,418,056
Citic Industrial Bank	3/28/2008	4.80%	-	6,143
Citic Industrial Bank - Auto Loan	3/10/2008	5.76%	-	2,428
Citic Industrial Bank	2/17/2008	6.73%	-	2,734,444
Citic Industrial Bank	2/17/2008	6.73%	-	2,734,444
Citic Industrial Bank	9/21/2008	-	330,431	-
Citic Industrial Bank	9/25/2008	-	32,753	-
Citic Industrial Bank	3/2/2009	8.217%	2,848,110	-
Wuhan Rongzhong Group Ltd.	4/10/2008	7.5% per month	1,424,055	-
Wuhan East Lake Development District Zheng Bridge Committee	On Demand	6.00%	427,217	410,167
Bank of China	3/14/2008	6.83%	-	717,792
Hubei Gong Chuang	4/30/2008	-	-	5,143,490
EZhou City Zhongtian Environment Equipment Co., Ltd.	4/15/2008	-	33,166	-
	4/30/2008	-	387,343	-
		Subtotal	420,509	-
Wuhan City Jinnuo Economic Development Co., Ltd.	4/17/2008	-	313,292	300,789
Wuhan Power Generating Equipment Manufacturing Co., Ltd.	4/12/2008	-	268,078	257,380
	4/17/2008	-	56,962	-
		Subtotal	325,041	257,380
Wuhan Zhongji Electromechanical Equipment Co., Ltd.	9/11/2008	-	282,903	-
Wuhan City Jianghan District Zhongnan Material Supply Co., Ltd.	1/11/2008	-	-	29,174
	2/9/2008	-	-	104,757
	3/10/2008	-	-	27,344

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)
Name of Bank and Note Holders	Due Date	Interest Rate Per Annum	3/31/2008	12/31/2007
	4/15/2008	-	-	82,033
		Subtotal	-	243,310
Dalian Transfer Fluid Coupling and Set Equipment Co., Ltd.	3/10/2008	-	-	136,722
	4/15/2008	-	-	75,676
		Subtotal	-	212,398
Wuhan Guangzhong George Special Metal Co., Ltd.	1/24/2008	-	-	65,130
	2/14/2008	-	-	59,365
	4/17/2008	-	-	54,689
		Subtotal	-	179,183
Wuhan Xinda Heavy Machinery Construction Co., Ltd.	4/12/2008	-	6,254	-
	4/12/2008	-	14,508	-
	4/24/2008	-	142,406	-
		Subtotal	163,168
Nanyang Explosion Protection Group Co., Ltd.	7/16/2008	-	156,646	-
Xianning Hoisting Machinery Co., Ltd.	4/12/2008	-	-	142,727
Wuhan Jiabao Material Co., Ltd.	1/11/2008	-	-	7,565
	2/9/2008	-	-	10,938
	2/14/2008	-	-	88,869
	4/15/2008	-	21,361	20,508
		Subtotal	21,361	127,880
Wuhan City Changyi Material Trade Co., Ltd.	1/11/2008	-	-	52,413
	4/15/2008	-	-	68,361
		Subtotal	-	120,775
Wuhan ShiJiHuaShang Industrial & Trade Co., Ltd.	2/9/2008	-	-	45,118
	4/15/2008	-	-	65,627
		Subtotal	-	110,745
Wuhan City Huangpi General Plant	4/17/2008	-	19,989	-
	4/15/2008	-	85,443	-
		Subtotal	105,432	-
Xiangtan Electric Manufacturing Co., Ltd.	4/15/2008	-	100,396	-
Chengdu Weida Automation Co., Ltd.	4/12/2008	-	11,954	-
	4/15/2008	-	78,821	-
		Subtotal	90,775
Nanjing Boda Heavy Forgings Co., Ltd.	2/9/2008	-	-	52,568
	4/17/2008	-	-	27,805
		Subtotal	-	80,373
Hubei Yinlun Puqi Machinery Co., Ltd.	4/24/2008	-	83,307	79,982
Changsha Electric Machine Works Hunan China	1/11/2008	-	-	22,132
	4/15/2008	-	-	57,711
		Subtotal	-	79,843

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

Name of Bank and Note Holders	Due Date	Interest Rate Per Annum	3/31/2008	12/31/2007
Jiamusi Electric Machine Co., Ltd.	4/15/2008	-	81,717	77,932
Nanyang Explosion Protection Group Co., Ltd.	2/14/2008	-	-	43,109
	4/15/2008	-	-	34,454
		Subtotal	-	77,563
Wuhan Weihan Material Co., Ltd.	1/24/2008	-	-	41,017
	3/10/2008	-	-	27,344
		Subtotal	-	68,361
Wuhan Junzhiying Economic Trade Co., Ltd.	4/15/2008	-	210,760	68,361
Xiangtan Machinery Equipment Sales Co., Ltd.	4/15/2008	-	-	66,447
Tianjin JinBo Instrument Technique Co., Ltd.	2/9/2008	-	-	26,993
	2/14/2008	-	-	27,344
	4/15/2008	-	-	12,038
		Subtotal	-	66,376
Baoding City Air-Blower Technology Co., Ltd.	2/9/2008	-	-	63,261
Beijing XinLong Flextronics Technology Development Co., Ltd.	4/12/2008	-	1,766	-
	4/15/2008	-	60,110	-
		Subtotal	61,876	-
Wuhan City Futaiyin Trade Co., Ltd.	4/24/2008	-	64,082	61,525
Wuhan City CaDian Metal Accessories Fuli Plant	1/24/2008	-	-	23,853
	2/9/2008	-	-	27,344
		Subtotal		51,197
Chonche Group Taizhou Branch	4/15/2008	-	50,450	48,437
Hubei Jiutong Electrical and Mechanical Services Co., Ltd.	2/9/2008	-	-	48,327
Zhejiang Zhongfa Dynamic Equipment Co., Ltd.	2/29/2008	-	-	14,151
	4/15/2008	-	-	29,942
		Subtotal		44,093
Jiangxi Tezhong Machinery Co., Ltd.	4/15/2008	-	109,333	42,711
Wuhan Hanyi Machinery Co., Ltd.	4/15/2008	-	51,264	40,519
Hubei Kuodian Development District Changfa Qi Peian	1/24/2008	-	-	3,749
	2/9/2008	-	-	30,079
		Subtotal		39,828

Jiangxia District Kanglegao Technology Development Co., Ltd.	2/9/2008	-	-	39,259
Wuhan Huatai Welding Materials Co., Ltd.	1/24/2008	-	-	10,494
	2/9/2008	-	-	23,243
		Subtotal	-	33,736

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

Name of Bank and Note Holders	Due Date	Interest Rate Per Annum	3/31/2008	12/31/2007
Chongqing Sichuan Instrument Engineering Technology Co. Ltd.	4/15/2008	-	29,813	-
Wuhan Xinzhou Boli Blower Co., Ltd.	4/15/2008	-	15,380	-
	4/17/2008	-	22,130	21,247
		Subtotal	37,510	21,247
Wuhan Huaxiang Casting Co., Ltd.	7/8/2008	-	28,481	-
Ezhou Shi Echeng Zhi Jin Machinery Plant	1/11/2008	-	-	9,571
	2/9/2008	-	-	17,356
		Subtotal	-	26,927
Wuxi Houde Automation Co., Ltd.	1/11/2008	-	-	13,935
	4/15/2008	-	-	10,391
		Subtotal	-	24,326
Zhengyi Valve Mechanic Product Co., Ltd.	2/19/2008	-	-	23,899
Shenyang Sinc Machines Co., Ltd.	4/15/2008	-	46,990	22,685
16 Various Other Notes	Various Dates	Various Rates	140,168	402,743
			$32,958,803	$28,132,664

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
(Stated in US Dollars

13.	WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet under Accrued Liabilities. The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary. The Company’s typical sales contracts provide for a warranty period of 12-18 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the three months ended March 31, 2008 and the year ended December 31, 2007: -

	March 31, 2008	December 31, 2007

Balance at beginning of period	$949,603	$249,234
Accruals for current & pre-existing warranties issued during period	197,111	725,626
Less: Settlements made during period	(384,284)	(25,257)
Balance at end of period	$762,430	$949,603

14.	CAPITALIZATION

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

On February 7, 2007, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement with nine institutional investors pursuant to which the Company issued to the investors an aggregate of 10,287,554 shares of Series A Convertible Preferred Stock and warrants representing the right to purchase an aggregate of 21,145,922 shares of common stock for gross proceeds of $23,970,000. The Preferred Stock is convertible into shares of the Company’s common stock on a one-for-one basis. Holders of Preferred Stock are entitled to a dividend equal to 5% per annum of the amount invested, subject to adjustment. These dividends are payable quarterly. As of March 31, 2008, 1,725,896 shares of the Preferred Stock had been converted into common stock.

The net proceeds of $20,040,353 from the sale of Preferred Stock and warrants were accounted for as follows: -

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
		$20,040,353

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars

Pursuant to the Stock Purchase Agreement, the Company issued the following warrants:

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
	3,143,347

The aggregate number of shares of common stock issuable to the preferred stock purchasers and placement agent pursuant to all series of warrants is 24,289,269. As of March 31 2008, none of these warrants had been exercised.

In conjunction with the possible preferred stock conversion and warrant exercises, the Company has reserved a number of shares of common stock equal to 150% of the number of shares of common stock necessary to effect the conversion of all of the preferred stock and exercise of all the warrants outstanding.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars

Using a fair value approach, the value of the net proceeds raised in the private placement transaction on February 7, 2007 was ratably allocated to the preferred stock and warrants according to the following methodology. The Company priced the series A, J, and C warrants using a valuation model provided by the placement agent, which took into consideration time value, volatility, market liquidity, and an assumed risk-free rate. The Company then multiplied the per share valuation of the warrants by their total respective underlying shares to arrive at a total valuation for the warrants. The Company multiplied the total number of preferred stock in the offering by the per unit sales price of $2.33 to arrive at total valuation for the preferred stock. Upon determining the total valuation of both securities, the Company interpolated each individual securities pro-rata contribution. In accordance with EITF 00-27, the Company also calculated the value of the beneficial conversion feature of the convertible preferred stock by using the effective conversion method. The beneficial conversion feature was recognized as a constructive preferred dividend and accordingly, it was immediately charged against the Company’s retained earnings because the convertible preferred stock was convertible upon issuance.

The preferred stock is convertible into an aggregate of 10,287,554 shares of common stock.

The following table provides the total number of shares of fully diluted common stock as of March 31, 2008:

Number of Shares
Common Stock Outstanding	21,876,390
Common Stock Issuable upon:
- Conversion of Preferred Stock	8,561,658
- Exercise of Warrants	24,289,269
- Exercise of Stock Options	160,000
Total Amount of Fully Diluted Common Stock	54,887,317

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

The Company under its financing agreement has required Fame Good, from its own holdings, to deposit into an escrow account 9,000,000 shares of common stock to be transferred to investors in the event that the Company does not achieve net income of $22,000,000 for the year ended December 30, 2008. A more detailed description of the threshold that the Company must achieve can be found in the “Securities Escrow Agreement” dated February 7, 2007, which was filed as Exhibit 10.4 to the Company’s Form 8-K filed on February 13, 2007. The Company is not required to issue more shares or net cash settle to counterparty for shares initially delivered upon settlement that are subsequently sold by the counterparty, and the sales proceeds are insufficient to provide the counterparty with full return of the amount due (there are no “top-off” or “make-whole” provisions). The escrowed shares are shown on the balance sheet as shares outstanding; accordingly, these shares are included in the Company’s earnings per share calculation.

The Company under its financing agreement and related Registration Rights Agreement dated February 7, 2007 (“closing date”) is liable for liquidated damages if it fails to meet the following five requirements: (A) file a registration statement within 30 days of the closing date of the financing, (B) registration statement is not declared effective within 150 days after closing date, (C) company does not file for acceleration after the Company has been notified its statement will no longer be reviewed, (D) the registration statement ceases to be effective and is not subsequently filed with new registration statement that covers those securities, and (E) or the Company’s common stock becomes delisted on the OTC or other such exchange, or is no longer quoted. The Registration Rights Agreements does not provide for alternative terms of settlement. Since the Company’s registration statement was declared effective after the deadline under the Registration Rights Agreement, the Company is liable for liquidated damages in the amount of $309,944. The Company has accrued a liability for the full amount in the year ended December 31, 2007.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars

15.	COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered Paid-in capital. The Company had future unfunded commitments, as provided below.

	March 31, 2008	December 31, 2007

Registered Capital in PRC	$35,982,303	$35,982,303
50% maximum thereof	17,991,152	17,991,152
Less: Amounts Appropriated to Statutory Reserve	2,249,758	633,771
Unfunded Commitment	$15,741,394	$17,357,381

16.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25%; however, the Company was approved as a highly advanced technology foreign investment enterprise in November 2005, and in accordance with the relevant regulations regarding the favorable tax treatment for high technology companies, the Company is entitled to a two-year tax exemption. Following the expiration of this tax exemption, the Company will be required to pay 7.5% tax rate for the next three years. Beginning November 2010, the Company will be allowed a 15% tax rate as long as the Company is located and registered in the high and advanced technology development zone. Before expiration of the aforementioned two-year tax exemption, the company also applied for a six-year tax-free holiday under newly enacted PRC tax laws. Management believes it will be imminently granted such a holiday by the relevant Chinese government authorities; therefore, for the period ended March 31, 2008 and 2007 the Company made no provision for income taxes. On February 7, 2007, income from the Company’s foreign subsidiaries became subject to U.S. income tax law; however, this tax is deferred until foreign source income is repatriated to the Company, which has not yet occurred.

Effective January 1, 2008, PRC government implemented a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday, which is defined as a "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers; however, enterprises that are granted the status of a “hi-technology enterprise” by the PRC government enjoy a preferential tax rate of 15%. The company has and maintains its status as a hi-technology enterprise. As a result of the new tax law, the previous tax holidays are terminated as of December 31, 2007. However, the PRC government has established a set of transition rules that permit enterprises that had received an income tax exemption prior to January 1, 2008 to continue to enjoy such exemption until the original expiration date.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net Income	$4,807,910	$1,850,545
Preferred Dividends	280,365	174,000
Constructive Preferred Dividends	-	10,501,982
Income Available to Common Stockholders	$4,527,545	(8,825,437)

Original Shares	19,712,446	19,712,446
Addition to Common Stock from Issuance	58,406	-
Addition to Common Stock from Actual Conversion	607,963	-
Basic Weighted Average Shares Outstanding	20,378,815	19,712,446

Dilutive Shares:
- Addition to Common Stock if Preferred Stock Had Been Converted	9,679,591	6,058,226
- Addition to Common Stock if Warrants Had Been Exercised	17,652,768	4,491,480
- Addition to Common Stock if Employee & Director Stock Options Had Been Exercised	49,678	-
Diluted Weighted Average Shares Outstanding:	47,760,852	30,262,152

Earnings Per Share
- Basic	$0.22	$(0.45)
- Diluted	$0.10	$0.08

Weighted Average Shares Outstanding
- Basic	20,378,815	19,712,446
- Diluted	47,760,852	24,203,926

Supplemental Data:
Proforma Earnings Per Shares in the Absence of Constructive Preferred Dividend
- Basic	$0.22	$0.09
- Diluted	$0.10	$0.06

Weighted Average Shares Outstanding
- Basic	20,378,815	19,712,446
- Diluted	47,760,852	30,262,152

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars

18.	OPERATING SEGMENTS

The Company individually tracks the performance of its two operating subsidiaries: Wuhan Blower and Wuhan Generating Equipment. Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers. Wuhan Generating Equipment is primarily engaged in the design, manufacture, installation, and service of power generating equipment. Below is a presentation of the Company’s Statement of Income and Balance Sheet for its operating subsidiaries at March 31, 2008, and for the three months then ended. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

		Wuhan	Company,
	Wuhan	Generating	UFG,
	Blower	Equipment	Adjustments	Total
Sales	$12,759,212	$12,859,689	$-	25,618,901
Cost of Sales	8,760,338	8,800,941	-	17,561,279
Gross Profit	3,998,874	4,058,748	-	8,057,622

Operating Expenses	1,296,555	643,268	709,642	2,649,465

Other Income (Expenses)	(304,537)	(296,327)	617	(600,247)

Earnings before Tax	2,397,782	3,119,153	(709,025)	4,807,910

Tax	-	-	-	-

Net Income	$2,397,782	$3,119,153	$(709,025)	$4,807,910

		Wuhan	Company,
	Wuhan	Generating	UFG,
	Blower	Equipment	Adjustments	Total
Current Assets	$67,248,902	$31,143,665	$(9,452,101)	$88,940,466
Non Current Assets	22,735,640	11,079,081	-	33,814,721
Total Assets	$89,984,542	$42,222,746	$(9,452,101)	$122,755,187

Current Liabilities	35,634,250	23,671,617	1,026,050	60,331,918
Total Liabilities	35,634,250	23,671,617	1,026,050	60,331,918

Net Assets	54,350,292	18,551,129	(10,478,151)	62,423,270

Total Liabilities & Net Assets	$89,984,542	$42,222,746	$(9,452,101)	$122,755,187

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars

19.	CONTINGENCY

NASDAQ Listing Requirement

In connection with the February 2007 private placement, the Company agreed to list its common stock on the NASDAQ Capital Market or the NASDAQ Global Market no later than December 31, 2007. Since the Company’s common stock was not listed on NASDAQ by that date, the private placement investors are entitled to receive, on a pro rata basis, shares of the Company’s common stock as follows: (x) 1,500,000 shares of common stock since the common stock was not listed by December 31, 2007, (y) an additional 3,000,000 shares of common stock since the common stock was not listed by March 31, 2008, and (z) an additional 1,500,000 shares of common stock for each calendar month thereafter that the common stock is not listed on the last day of such month. The Company believes that it currently has enough authorized capital to meet this potential liability. At the investors discretion, in lieu of the company issuing shares, Fame Good, the majority stockholder of the Company, can transfer shares from an escrow account to the investors to fulfill this obligation. Although the Company is seeking an adjustment to this penalty, there can be no assurances that the private placement investors will agree to an adjustment.

20.	STOCK COMPENSATION EXPENSE

On November 30, 2007, the Company’s Board of Directors adopted the Wuhan General Group (China), Inc. 2007 Stock Option Plan (the “Plan”). The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 3,000,000 shares. The Company’s employees, directors, and service providers are eligible to participate in the Plan.

For the three months ended March 31, 2008, the Company recorded $183,515 of stock compensation expense. The entire stock option compensation expense was recorded as a general and administrative expense given the nature of the work contribution of the grantees.

The range of the exercises prices of all the shares granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	160,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

No tax benefit has yet to be accrued or realized. For the three months ended March 31, 2008, the Company operated as an income tax-free entity in the PRC, and the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the options granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$4.1354
Risk-free interest rate:	3.97%
Expected volatility:	20.00%
Expected life in months:	108.36

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars

21.	CONSTRUCTIVE PREFERRED DIVIDEND

In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, EITF 98-95 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has recorded a non-cash preferred dividend against the companies retained earnings. This constructive preferred dividend reflects the amortization of the beneficial conversion feature of the Series A Convertible Preferred Stock issued by the Company. The beneficial conversion feature is considered a return of capital to the investors in the private placement. Since the preferred stock was convertible upon issuance the Company recognized the entire dividend at inception. The beneficial conversion feature arose from the aggregate value of the difference between the effective conversion price of the securities and the contractual conversion price of the stock issuance in the financing transaction.

22.	SUBSEQUENT EVENTS

On May 4, 2008, the Company hired a new Chief Financial Officer, Haiming Liu.

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of March 31, 2008 and December 31, 2007, and the related statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP

South San Francisco, California	Samuel H. Wong & Co., LLP
May 13, 2008	Certified Public Accountants

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These risks and uncertainties, along with others, are also described in the Risk Factors section in Part I, Item 1A of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the three months ended March 31, 2008 and 2007.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Sales. Sales increased $13.34 million, or 108.67%, to $25.62 million for the three months ended March 31, 2008 from $12.28 million for the same period in 2007. This increase was mainly attributable to increased demand for anti-pollution equipment in China and revenue from the construction of a thermal electric power plant in Jiangyin, Jiangsu.

Cost of Sales. Our cost of sales increased $9.22 million, or 110.62%, to $17.56 million for the three months ended March 31, 2008 from $8.34 million during the same period in 2007. This increase was due to the significant increase in blower and turbine sales and an increase in the cost of materials, particularly steel. As a percentage of sales, the cost of sales was 68.55% during the three months ended March 31, 2008 compared to 67.91% in the same period of 2007. This increase was primarily attributable to the increase in the cost of materials.

Gross Profit. Our gross profit increased $4.12 million, or 104.54%, to $8.06 million for the three months ended March 31, 2008 from $3.94 million for the same period in 2007. Gross profit as a percentage of sales was 31.45% for the three months ended March 31, 2008 compared to 32.09% during the same period in 2007.

Selling Expenses. Our selling expenses increased $108,517, or 41.40%, to $370,639 for the three months ended March 31, 2008 from $262,122 for the same period in 2007. As a percentage of sales, selling expenses were 1.45% for the three months ended March 31, 2008 compared to 2.14% for the same period in 2007. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales.

General and Administrative Expenses. Our general and administrative expenses increased $786,938, or 53.84%, to $2.25 million for the three months ended March 31, 2008 from $1.46 million for the same period in 2007. As a percentage of sales, general and administrative expenses were 8.78% for the three months ended March 31, 2008 compared to 11.90% for the same period in 2007. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales.

Warranty Expense. Our warranty expense decreased to $30,284 for the three months ended March 31, 2008 from $184,160 for the same period in 2007. As a percentage of sales, warranty expense was 0.12% for the three months ended March 31, 2008 compared to 1.5% for the same period in 2007.

Operating Income. Our operating income increased $3.38 million, or 166.22%, to $5.41 million for the three months ended March 31, 2008 from $2.03 million for the same period in 2007. As a percentage of sales, operating income was 21.11% for the three months ended March 31, 2008 compared to 16.55% for the same period in 2007. This increase as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales.

Other Income. We had no “other income” for the three months ended March 31, 2008 and for the same period in 2007.

Interest Income. Our interest income increased to $313,959 for the three months ended March 31, 2008 from $12,749 for the same period in 2007. This increase was due to an increase in bank deposits.

Interest Expense. Our interest expense increased $720,731, or 374%, to $913,442 for the three months ended March 31, 2008 from $192,711 for the same period in 2007. This increase was due to the significant increase in bank loans and notes. As a percentage of sales, interest expense was 3.57% for the three months ended March 31, 2008 compared to 1.57% for the same period in 2007. This increase as a percentage of sales was primarily attributable to the significant amount of debt we have incurred in order to finance our significant growth.

Income Tax. Based on our understanding of the implementation of new Chinese tax rules, we do not believe Wuhan Blower and Wuhan Generating were subject to PRC income tax during the three months ended March 31, 2008. Wuhan General did not incur any U.S. income tax liability during the three months ended March 31, 2008.

Net Income. Net income increased $2.96 million, or 159.81%, to $4.81 million during the three months ended March 31, 2008 from $1.85 million during the same period in 2007, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $9.27 million, including restricted cash of $8.11 million.

As of March 31, 2008, we had banking facilities in the form of bank loans and loan facilities from other non-bank entities totaling approximately $32.96 million (based on an exchange rate of 7.0222 RMB per 1 U.S. dollar). Information regarding these loans is set forth below in US $.

Name of Bank and Note Holders	Due Date	Interest Rate Per Annum	3/31/2008

Bank of Communication	7/2/2008	7.884%	$1,424,055

Bank of Communication	4/3/2008	-	1,424,055

Bank of Communication	7/7/2008	-	1,424,055

Bank of Communication	7/9/2008	-	4,272,165

Shanghai Pudong Development Bank	8/27/2008	7.02%	1,139,244

Shanghai Pudong Development Bank	8/22/2008	7.02%	1,139,244

Shanghai Pudong Development Bank	6/3/2008	6.57%	2,848,110

Shanghai Pudong Development Bank	6/24/2008	6.57%	569,622

Shanghai Pudong Development Bank	5/21/2008	6.57%	1,424,055

Shanghai Pudong Development Bank	10/23/2008	7.29%	2,848,110

Shanghai Pudong Development Bank	12/9/2008	7.29%	1,424,055

Shanghai Pudong Development Bank	1/7/2009	7.47%	1,424,055

Citic Industrial Bank	9/19/2008	7.29%	3,560,138

Citic Industrial Bank	9/21/2008	-	330,431

Citic Industrial Bank	9/25/2008	-	32,753

Citic Industrial Bank	3/2/2009	8.217%	2,848,110

Wuhan Rongzhong Group Ltd.	4/10/2008	7.5% per month	1,424,055

Name of Bank and Note Holders	Due Date	Interest Rate Per Annum	3/31/2008

Wuhan East Lake Development District Zheng Bridge Committee	On Demand	6.00%	427,217

EZhou City Zhongtian Environment Equipment Co., Ltd.	4/15/2008	-	33,166
	4/30/2008	-	387,343
		Subtotal	420,509

Wuhan City Jinnuo Economic Development Co., Ltd.	4/17/2008	-	313,292

Wuhan Power Generating Equipment Manufacturing Co., Ltd.	4/12/2008	-	268,078
	4/17/2008	-	56,962
		Subtotal	325,041

Wuhan Zhongji Electromechanical Equipment Co., Ltd.	9/11/2008	-	282,903

Wuhan Xinda Heavy Machinery Construction Co., Ltd.	4/12/2008	-	6,254
	4/12/2008	-	14,508
	4/24/2008	-	142,406
		Subtotal	163,168

Nanyang Explosion Protection Group Co., Ltd.	7/16/2008	-	156,646
	4/15/2008	-	21,361
		Subtotal	21,361

Wuhan City Huangpi General Plant	4/17/2008	-	19,989
	4/15/2008	-	85,443
		Subtotal	105,432

Xiangtan Electric Manufacturing Co., Ltd.	4/15/2008	-	100,396

Chengdu Weida Automation Co., Ltd.	4/12/2008	-	11,954
	4/15/2008	-	78,821
		Subtotal	90,775

Hubei Yinlun Puqi Machinery Co., Ltd.	4/24/2008	-	83,307

Jiamusi Electric Machine Co., Ltd.	4/15/2008	-	81,717

Name of Bank and Note Holders	Due Date	Interest Rate Per Annum	3/31/2008

Wuhan Junzhiying Economic Trade Co., Ltd.	4/15/2008	-	210,760

Beijing XinLong Flextronics Technology Development Co., Ltd.	4/12/2008	-	1,766
	4/15/2008	-	60,110
		Subtotal	61,876

Wuhan City Futaiyin Trade Co., Ltd.	4/24/2008	-	64,082

Chonche Group Taizhou Branch	4/15/2008	-	50,450

Jiangxi Tezhong Machinery Co., Ltd.	4/15/2008	-	109,333

Wuhan Hanyi Machinery Co., Ltd.	4/15/2008	-	51,264

Chongqing Sichuan Instrument Engineering Technology Co. Ltd.	4/15/2008	-	29,813

Wuhan Xinzhou Boli Blower Co., Ltd.	4/15/2008	-	15,380
	4/17/2008	-	22,130
		Subtotal	37,510

Wuhan Huaxiang Casting Co., Ltd.	7/8/2008	-	28,481

Shenyang Sinc Machines Co., Ltd.	4/15/2008	-	46,990

16 Various Other Notes	Various Dates	Various Rates	140,168
Total			$32,958,803

Certain notes payable, as indicated above, do not have a stated interest rate. These notes are payable on demand by the lenders. The lenders have given extended credit terms secured by pledge of the Company’s restricted cash.

We plan to either repay this debt as it matures or refinance this debt with other debt. For the quarter ended March 31, 2008, the amount of our outstanding debt from bank loans and notes has increased $4.83 million. This significant increase in debt was necessary to fund the cost of our rapid growth.

On February 7, 2007, immediately following the consummation of the share exchange, we completed a private placement of Series A Convertible Preferred Stock (“Preferred Stock”) and warrants to accredited investors. As a result of this private placement, we received approximately $24.0 million in gross proceeds. After the deduction of sales commissions and offering expenses, we received approximately $20.0 million in net proceeds.

For the quarter ended March 31, 2008, our cash flow from operating activities was $(4.55) million. For the quarter ended March 31, 2008, our net income was $4.81 million. These amounts represent significant variations between net income and cash used in operating activities. The increasing working capital needs reflect the significant growth of our business. In order to continue the pace of our significant growth, the Company will need additional capital over the next 12 months. We are seeking additional financing options, including through the exercise of currently outstanding warrants. In addition, the Company is working to increase cash provided by its operations, particularly through the management of existing and future accounts receivable.

At March 31, 2008, we had $41.84 million in accounts receivable, compared to $31.88 million at December 31, 2007. This represents an increase of $9.96 million, or 31.26%. Our sales increased 15.60% for the quarter ended March 31, 2008 compared to the prior quarter. In order to manage this significant increase in accounts receivable, even when compared to our sales growth, we have employed additional resources in collecting on outstanding accounts receivable and have aligned more closely sales commissions with the collection on sales.

The majority of our customers pay us in installments at various stages of project completion. The percentage of the purchase price due at the various stages varies somewhat between contracts. In our standard sales contract, we receive 60% of the purchase price of a piece of equipment at the time of delivery. Alternatively, some sales contracts provide for 30% due upon signing and 30% due upon delivery. We generally receive an additional 30% of the purchase price when the equipment is installed and runs without problem for 72 hours. However, since our equipment is generally a component of a larger project, there are times that customers do not allow us to install the equipment immediately upon delivery. We generally receive the final 10% at 18 months following the installation. Although the payment terms in our standard sales contract result in a long payment cycle, we believe our payment terms are typical in our industry in China. Nonetheless, we are seeking more aggressive payment schedules on new sales contracts in order to improve our liquidity position.

At March 31, 2008, we had $4.09 million in other receivables.

We also had notes receivable of $2.61 million at March 31, 2008; this amount includes an allowance for bad debts of $106,804. The notes receivable included an unsecured loan to Hubei Dilong Industrial Group Co., Ltd. (“Hubei”) with an outstanding balance of $883,183, a secured loan to Shen Nong Jia Ren He Kang Ye Co., Ltd. (“Shen Nong”) in the amount of $1.07 million, and bank drafts to five different customers for $289,083. Shen Nong repaid its debt in May 2008.

The Company entered into a financing agreement with Hubei on December 31, 2004. Under such agreement, the Company provided to Hubei an unsecured loan of approximately $2,413,564 (RMB 20,000,000) for a two-year term from January 1, 2005 to December 31, 2006 at an interest rate of 0.5115% per month. The loan was to be used by Hubei for general business purposes. After servicing the debt for two years, the Company determined that Hubei was in default and the parties entered into a Repayment Agreement on May 24, 2007. At the time of the execution of the Repayment Agreement, Hubei owed approximately $1.73 million (RMB 13,041,414) in principal and interest to the Company. The Company agreed to accept from Hubei as partial payment of this amount title to real property located in Hongjing Garden, which is worth approximately $989,167 (RMB 7,542,202). Under the Repayment Agreement, Hubei agreed to pay an interest rate for the outstanding debt equal to the bank interest rate for the same period, and repay the outstanding debt in full to the Company by April 10, 2008. However, Hubei did not repay its debt by such date. Accordingly, the Company has accrued an allowance for bad debt with respect to this loan. Hubei has informed the Company that it intends to repay this debt by the end of 2008. Except for this business relationship, there is no other relationship between Hubei and any of the Company’s officers, directors, or any of their affiliates.

The bank drafts drawn by the Company’s customers are written against the customer’s margin deposits with their banks. These bank drafts are liquid instruments that can either be (a) endorsed to the Company’s vendors, or (b) discounted to the Company’s own bank. The Company chooses to carry these instruments as notes receivable instead of cash primarily because of the associated time element of these notes, as they are normally due at a later point in time; therefore, these bank drafts represent slightly different risk and reward characteristics. For more information regarding our notes receivable, see Note 4 to the Company’s consolidated financial statements as of March 31, 2008 and 2007.

We had other payable of $9.56 million at March 31, 2008 related to accruals for materials that have been provided or services rendered, but for which no invoice has been received from the vendor.

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

Method of Accounting: We maintain our general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies that we have adopted conform to generally accepted accounting principles in the United States and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

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

Use of Estimates: In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years. These estimates and assumptions include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation of useful lives of property, plant and equipment. Actual results could differ from these estimates.

Cash and Cash Equivalents: We consider all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. We maintain bank accounts in the PRC, and an escrow account in the United States.

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

Property, Plant and Equipment: Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with 5% salvage value. Estimated useful lives of the property, plant and equipment are as follows:

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

Accounting for Impairment of Long-Lived Assets: We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of March 31, 2008 and December 31, 2007, there were no significant impairments of long-lived assets.

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

Exchange Rates	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Period end RMB: US$ exchange rate	7.0222	7.7409
Average RMB during such period: US$ exchange rate	7.17568	7.77136

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (‘‘SFAS 141(R)’’). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements − an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests) and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners as components of equity. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively.

We do not anticipate that the adoption of the above standards will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which was the end of the Company’s most recent fiscal year. Based on this evaluation, we concluded that we had material weaknesses in our internal control over financial reporting. The following is a description of each deficiency or weakness with respect to our internal control over financial reporting identified in connection with the management evaluation and the remediation initiatives that we have implemented or intend to implement in the near future.

1)
The current accounting staff lacks sufficient depth, skill and experience with U.S. GAAP reporting, and the Company does not have sufficient internal financial policies and procedures to monitor the capabilities of its personnel. Further, the Company’s internal audit department lacks sufficient resources to properly perform monitoring and risk assessment functions.

Remediation Initiative

We recently expanded our accounting staff and intend to continue this effort in the future. On May 4, 2008, we hired a new Chief Financial Officer, who is experienced in U.S. GAAP and financial reporting. We are seeking additional accountants experienced in several key areas of accounting, including persons with experience in U.S. GAAP and SEC financial reporting requirements. We also plan to retain outside consultants to assist in the training and development of our accounting staff and internal audit group and to assist with the development of internal financial policies and procedures.

2)
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

Because material weaknesses exist, management concluded that the Company’s internal control over financial reporting as of December 31, 2007 was not effective. In order to resolve these weaknesses, we engaged a consultant to provide us guidance on the improvement of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the quarter ended March 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

A former promoter has contacted the Company claiming that it is entitled to receive shares of the Company’s common stock in connection with services that it purported to render. The Company disputes this assertion and denies that the promoter is entitled to this compensation. Management believes that the Company has valid defenses to the claim of the promoter and plans to defend vigorously these allegations. As of May 15, 2008, the former promoter has not brought any formal legal proceedings.

In addition, from time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 1A. Risk Factors.

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

Wuhan Blower was originally founded in 1958 as the Wuhan Blower Company. In 2004, Mr. Xu Jie purchased the company and implemented steps to transform it from a traditional Chinese state-owned enterprise into a modern, efficient company. Thus, we only have a limited history of operations as a non-state-owned enterprise. We cannot assure you that we will be successful in achieving the benefits we expect from our privatization, such as increased management flexibility in implementing measures to improve our cost structure, the efficient operation of our business and the expansion into new businesses in a timely manner or at all. Factors that may cause the actual benefits we may derive from privatization to deviate from our expectations include:

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

In conjunction with the preparation of this Form 10-Q, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon this evaluation, our CEO and CFO concluded that disclosure controls and procedures contained significant deficiencies and material weaknesses. For more detailed information regarding our disclosure controls and procedures, see Part I, Item 4T Controls and Procedures.

The deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal controls over financial reporting. In conjunction with the preparation of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2007. Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting contained significant deficiencies and material weaknesses.

If we are unable to improve our financial and management controls and hire additional accounting and finance staff experienced in addressing complex accounting matters applicable to public companies, in each case in a timely and effective manner, our ability to comply with the accounting and financial reporting requirements and other rules that apply to public companies would be impaired.

If the remedial policies and procedures we implement are insufficient to address the identified material weaknesses, or if additional significant deficiencies or material weaknesses in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure also could adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting.

We must implement additional and expensive procedures and controls in order to grow our business and organization and to satisfy reporting requirements, which will increase our costs and require additional management resources.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the Securities and Exchange Commission (“SEC”), including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. Upon approval for listing as a public company on NASDAQ, we also will be required to comply with marketplace rules. Compliance with the Sarbanes-Oxley Act and other SEC and NASDAQ requirements will increase our costs and require additional management resources. We recently began upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

We have incurred substantial debt to finance our growth. As of March 31, 2008, we had approximately $32.96 million of outstanding bank loans and notes. This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of March 31, 2008, we had an aggregate amount of $41.84 million in accounts receivables. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected. A significant amount of customer defaults would be most likely to occur in an economic or industry downturn. Such an event could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations.

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

As a holding company, we have no direct business operations other than the ownership of our operating subsidiaries. Our ability to pay dividends and meet other obligations depend upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions relating to doing business in China as discussed below. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

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

Our quarterly and annual revenues and operating results may vary depending on a number of factors, including, but not limited to: fluctuating customer demand, delay or timing of shipments, construction delays, changes in product mix or market acceptance of new products, manufacturing or operational difficulties that may arise due to quality control, capacity utilization of our production equipment or staffing requirements, and competition, including the introduction of new products by competitors, adoption of competitive technologies by our customers and competitive pressures on prices of our products and services. Our failure to meet quarterly or annual revenue and operating result expectations would likely adversely affect the market price of our common stock.

Risks Related to the Market for Our Stock and Our Capital Structure

There is only a limited trading market for our common stock.

Our common stock is not currently listed for trading on any national securities exchange and very few shares are currently traded. We do not expect a more robust trading market for our shares to develop until we receive some level of public research coverage and/or successfully list our common stock on NASDAQ or another exchange. The OTC Bulletin Board does provide quotations of trades of our shares. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or the New York or American Stock Exchanges. Quotations for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the stock exchanges. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain, and holders of common stock may be unable to sell their shares in a timely fashion, or at or near their original offering price or at any price.

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

Since our common stock was not listed and trading on NASDAQ by December 31, 2007, the private placement investors will be entitled to receive, on a pro rata basis, shares of our common stock as follows: (x) 1,500,000 shares of common stock since the shares were not listed by December 31, 2007, (y) an additional 3,000,000 shares of common stock if the shares are not listed by March 31, 2008 and (z) an additional 1,500,000 shares of common stock for each calendar month thereafter that the shares of common stock are not listed on the last day of such month. Each private placement investor has the option to elect to have these shares paid by Fame Good International Limited (“Fame”), our controlling stockholder, or issued by us. Therefore, if one or more private placement investors elects to receive newly issued shares, the holdings of an owner of our common stock would be diluted. Although we plan to seek an adjustment of this penalty liability, we cannot provide any assurance that the private placement investors will agree to such an adjustment.

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

As of May 15, 2008, there were 33,010,927 shares of our common stock issuable upon conversion of outstanding Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

The terms of our outstanding convertible Preferred Stock and warrants provide for a downward adjustment in the conversion price of our Preferred Stock and exercise prices of the warrants in the event that we subsequently issue shares of our common stock, or securities convertible into or exercisable for our common stock, for consideration that is less than the conversion or exercise prices of these previously issued securities. Any reduction of the conversion price of our Preferred Stock as a result of these adjustment provisions would require that we issue a greater number of shares upon conversion of Preferred Stock than we would have issued in the absence of these provisions. Any additional shares that we issue as a result of these adjustment provisions would cause further dilution to our existing stockholders. In addition, any reduction of the exercise price of the warrants as a result of these adjustment provisions would reduce the amount of cash that we receive in connection with an exercise of such warrants.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting by management and an audit of the public company’s internal control over financial reporting by such company’s independent registered public accountants. We recently completed our first annual assessment of our internal controls in our annual report for the 2007 fiscal year, and the audit by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The audit process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an audit by our independent registered public accountants. Since we were not able to assess our internal control over financial reporting as effective, and if our independent registered public accountants are unable to provide an unqualified audit report, investor confidence and share value may be negatively impacted.

Our principal stockholder has the ability to control our operations, including the election of our directors.

Fame, a holding company controlled by our President and Chief Executive Officer, Xu Jie, is the owner of approximately 82% of our outstanding voting securities (excluding shares of our Preferred Stock which, until converted into common stock, only vote as a class on certain matters affecting such Preferred Stock). As a result, Mr. Xu possesses significant influence, giving him the ability, among other things, to elect each member of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control also may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer. Additionally, Mr. Xu’s interests may differ from the interest of our other stockholders.

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

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our capital stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

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

In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Around October 2007, the Chinese government implemented a freeze on commercial lending through the end of 2007. The implementation of such policies may chill investments in the Chinese economy and impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. The People’s Bank of China raised interest rates twice in 2006 and five times in 2007. Repeated rises in interest rates and the freeze on commercial lending by the central bank may slow economic activity in China, which could, in turn, materially increase our costs and also reduce demand for our products and services. In addition, these recent government actions will increase our debt costs and could impede our ability to secure additional debt financing or refinance our current debt.

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

In accordance with the notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the notice, the PRC residents must each submit a registration form to the local provincial SAFE branch with respect to their establishment of an offshore company and also must file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident stockholders and subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

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

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Chinese companies and some other foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in the PRC, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to the completion of the share exchange in February 2007. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Almost all of our current operations are conducted in China. Moreover, all of our officers and most of our directors are currently nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process upon these persons within the United States or elsewhere outside China. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original legal actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

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

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2008

WUHAN GENERAL GROUP (CHINA), INC.

By:	/s/ Xu Jie
	Name:	Xu Jie
	Title:	President and Chief Executive Officer (principal executive officer and duly authorized officer)

By:	/s/ Haiming Liu
	Name:	Haiming Liu
	Title:	Chief Financial Officer and Treasurer (principal financial officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

* Filed herewith