Form 10-Q
period 2008-06-30
WUHAN GENERAL GROUP (CHINA), INC
filed 2008-08-13
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file number 001-34125

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
Yes ☐ No ☒

As of August 11, 2008, the registrant had a total of 22,857,711 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At June 30, 2008, and December 31, 2007
(Stated in US Dollars)

		June 30, 2008	December 31, 2007
		(unaudited)	(audited)
ASSETS
Cash	2(e)	748,870	992,965
Restricted Cash	3	4,421,939	9,108,866
Notes Receivable	4	-	1,865,491
Accounts Receivable	2(f),5	35,968,154	31,875,411
Other Receivable		2,821,995	1,977,646
Inventory	2(g),6	11,843,440	7,895,960
Advances to Suppliers		17,624,501	12,743,130
Advances to Employees	7	307,309	138,420
Prepaid Taxes		230,521	257,553
Real Property Available for Sale		1,057,831	993,861
Total Current Assets		75,024,561	67,849,304

Property, Plant & Equipment, net	2(h),8	20,880,715	20,401,546
Land Use Rights, net	2(j),9	1,927,171	1,830,476
Construction in Progress	10	19,356,882	9,897,484
Intangible Assets, net	2(i),11	383,675	381,281
Total Assets		$117,573,004	$100,360,092

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities

Bank Loans & Notes	12	28,508,122	28,132,664
Accounts Payable		5,271,708	4,747,298
Taxes Payable		806,774	1,043,383
Other Payable		3,842,521	3,137,575
Dividend Payable		563,558	898,875
Accrued Liabilities	13	4,143,779	2,003,800
Customer Deposits		5,263,155	5,034,464
Total Current Liabilities		48,399,618	44,998,059

Total Liabilities		48,399,618	44,998,059

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At June 30, 2008, and December 31, 2007
(Stated in US Dollars)

	Note
Stockholders' Equity		June 30, 2008	December 31, 2007
		(unaudited)	(audited)
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 7,705,493 and 10,287,554 Shares of Series A Convertible Preferred Stock Issued & Outstanding at June 30, 2008, and December 31, 2007, respectively	14	771	1,029
Additional Paid in Capital - Preferred Stock		10,086,926	13,466,990
Additional Paid in Capital - Warrants	14	6,572,334	6,572,334
Additional Paid in Capital - Beneficial Conversion Feature		7,866,102	10,501,982
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 22,857,711 and 19,712,446 Shares Issued & Outstanding at June 30, 2008, and December 31, 2007, respectively	14	2,285	1,971
Additional Paid in Capital		18,365,490	12,349,602
Statutory Reserve	2(t),15	2,261,116	633,771
Retained Earnings		16,601,839	8,483,648
Accumulated Other Comprehensive Income	2(u)	7,416,523	3,350,706
Total Stockholders' Equity		69,173,386	55,362,033

Total Liabilities & Stockholders' Equity		$117,573,004	$100,360,092

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the three and six months ended June 30, 2008 and 2007
(Stated in US Dollars)

		3 months	3 months	6 months	6 months
		ended	ended	ended	ended
		June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue
Sales	2(l)	$31,009,896	$17,542,361	$56,628,798	$29,819,700
Cost of Sales	2(m)	21,436,174	12,133,967	38,997,454	20,471,948
Gross Profit		9,573,722	5,408,394	17,631,344	9,347,752

Operating Expenses
Selling Expenses	2(n)	924,742	432,488	1,295,381	694,610
General & Administrative Expenses	2(o)	2,240,758	357,542	4,489,300	1,819,146
Warranty Expense	2(v),13	526,933	239,301	557,217	423,461
Total Operating Expense		3,692,433	1,029,331	6,341,898	2,937,217

Operating Income		5,881,289	4,379,063	11,289,446	6,410,535

Other Income (Expenses)
Interest Income		34,489	1,376	348,449	14,125
Other Expenses		(116,663)	(78)	(117,427)	(1,043)
Interest Expense		(344,030)	(194,797)	(1,257,472)	(387,508)
Total Other Income (Loss) & Expense		(426,204)	(193,499)	(1,026,450)	(374,426)

Earnings before Tax		5,455,085	4,185,564	10,262,996	6,036,109

Income Tax	2(s), 16	-	-	-	-

Net Income		$5,455,085	$4,185,564	$10,262,996	$6,036,109

Preferred Dividends Declared		237,095	299,625	517,460	473,625
Constructive Preferred Dividend		-	-	-	10,501,982
Income Available to Common Shareholders		$5,217,990	$3,885,939	$9,745,536	$(4,939,498)

Earnings Per Share	17
Basic		$0.23	$0.20	$0.46	$(0.25)
Diluted		$0.12	$0.11	$0.22	$(0.19)

Weighted Average Shares Outstanding
Basic		22,289,114	19,712,446	21,333,964	19,712,446
Diluted		47,397,192	38,048,658	47,430,111	26,115,798

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the three and six months ended June 30, 2008 and 2007
(Stated in US Dollars)

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Comprehensive Income
Net Income	$5,455,085	$4,185,564	$10,262,996	$6,036,109
Other Comprehensive Income
Foreign Currency
Translation Adjustment	1,532,125	365,389	4,065,817	566,954
Total Comprehensive Income	$6,987,210	$4,550,953	$14,328,813	$6,603,063

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Stockholders’ Equity
For the six months ended June 30, 2008 and the year ended December 31, 2007
(Stated in US Dollars)

			Preferred		Conversion			Common
			Stock	Warrants	Feature			Stock			Accumulated
	Preferred Stock		Additional	Additional	Additional	Common Stock		Additional	Additional		Other
	Shares		Paid in	Paid in	Paid in	Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Capital	Capital	Capital	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2007	-	-	-	-	-	19,712,446	1,971	12,349,602	622,151	5,200,285	770,120	18,944,128
Issuance of Common Stock for Cash												-
Issuance of Preferred Stock for Cash	10,287,554	1,029	13,466,990	6,572,334								20,040,353
Net Income										14,869,869		14,869,869
Preferred Dividends Declared										(1,072,904)		(1,072,904)
Constructive Preferred Dividends					10,501,982					(10,501,982)		-
Appropriations of Retained Earnings									11,620	(11,620)		-
Foreign Currency Translation Adjustment											2,580,586	2,580,586
Balance, December 31, 2007	10,287,554	1,029	13,466,990	6,572,334	10,501,982	19,712,446	1,971	12,349,602	633,771	8,483,648	3,350,706	55,362,033

Balance, January 1, 2008	10,287,554	1,029	13,466,990	6,572,334	10,501,982	19,712,446	1,971	12,349,602	633,771	8,483,648	3,350,706	55,362,033
Conversion of Preferred Stock	(2,582,061)	(258)	(3,380,064)		(2,635,880)	2,582,061	258	6,015,944				-
Issuance of Stock						563,204	56	(56)				-
Net Income										10,262,996		10,262,996
Preferred Dividends Declared										(517,460)		(517,460)
Appropriations of Retained Earnings									1,627,345	(1,627,345)		-
Foreign Currency Translation Adjustment											4,065,817	4,065,817
Balance, June 30, 2008	7,705,493	771	10,086,926	6,572,334	7,866,102	22,857,711	2,285	18,365,490	2,261,116	16,601,839	7,416,523	69,173,386

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Cash Flows
For the three months and six months ended June 30, 2008 and 2007
(Stated in US Dollars)

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cash Flow from Operating Activities
Cash Received from Customers	$35,603,733	$20,490,453	$51,894,761	$22,488,062
Cash Paid to Suppliers & Employees	(29,850,509)	(14,512,695)	(50,095,068)	(32,485,527)
Interest Received	34,489	1,376	348,449	14,125
Interest Paid	(344,030)	(194,797)	(1,257,472)	(387,508)
Cash Sourced/(Used) in Operating Activities	5,443,683	5,784,337	890,670	(10,370,848)

Cash Flows from Investing Activities
Cash Invested in Restricted Time Deposits	3,692,828	(8,296,028)	4,686,927	(9,220,334)
Repayment of/(Investment in) Notes	2,721,354	(19,122)	1,891,127	664,097
Purchases of Plant & Equipment	(587,490)	(1,550,804)	(1,619,028)	(989,168)
Payments for Construction of Plant & Equipment	(8,723,301)	(4,817,924)	(9,459,398)	(1,796,176)
Purchases of Land Use Rights	-	(28,552)	-	(7,674,010)
Payments for Purchases of Intangible Assets	-	(6,529)	-	(46,926)
Cash Used/(Sourced) in Investing Activities	(2,896,610)	(14,718,959)	(4,500,373)	(458,346)

Cash Flows from Financing Activities
Proceeds from Issuance of Preferred Stock	-	-	-	20,040,353
Proceeds from/(Repayment of) Bank Loans	(4,450,681)	4,281,900	375,459	9,686,604
Dividends Paid	-	(174,029)	(852,777)	(174,029)
Cash Sourced/(Used) in Financing Activities	(4,450,681)	4,107,871	(477,318)	29,552,928

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(1,903,608)	(4,826,751)	(4,087,021)	108,833

Effect of Currency Translation	1,500,571	365,343	3,842,927	566,953

Cash & Cash Equivalents at Beginning of Period	1,151,907	5,385,436	992,965	248,243

Cash & Cash Equivalents at End of Period	$748,870	$924,029	$748,871	$924,029
Non-Cash Investing Activity:
Surrender of Property by Hubei Dilong	-	989,168	-	989,168
Constructive Preferred Dividend	-	-	-	10,501,982
Conversion of Preferred Stock to Common	2,582,061	-	6,015,944	-

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three months and six months ended June 30, 2008 and 2007
(Stated in US Dollars)

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net Income	$5,455,085	$4,185,564	$10,262,996	$6,036,109

Adjustments to Reconcile Net Income to Net Cash Provided by Cash Activities:

Amortization	27,965	21,613	59,833	41,748
Depreciation	558,002	394,934	1,139,860	767,205
Provision for Bad Debt on Note Receivable	(106,804)	566	(25,635)	930
Decrease/(Increase) in Accounts Receivable	5,869,919	(250,402)	(4,092,743)	(10,664,225)
Decrease/(Increase) in Other Receivable	1,269,676	1,002,528	(844,349)	326,542
Decrease/(Increase) in Inventory	(774,189)	(2,703,919)	(3,947,480)	(4,408,660)
Decrease/(Increase) in Advances to Suppliers	760,318	(2,045,976)	(4,881,371)	(5,304,249)
Decrease/(Increase) in Advances to Employees	51,548	12,622,347	(168,889)	(365,280)
Decrease/(Increase) in Prepaid Taxes	-	(14,666)	27,033	(27,920)
Increase/(Decrease) in Accounts Payable	50,876	(6,102,502)	524,410	2,710,987
Increase/(Decrease) in Taxes Payable	(962,625)	(154,275)	(236,609)	(461,509)
Increase/(Decrease) in Other Payable	(72,365)	(3,702,382)	704,947	(2,551,538)
Increase/(Decrease) in Accrued Liabilities	(5,717,102)	335,507	2,139,979	523,897
Increase/(Decrease) in Customer Deposits	1,472,333	2,195,400	228,691	3,005,115

Total of all adjustments	(11,403)	1,598,773	(9,372,325)	(16,406,957)

Net Cash Provided by Operating Activities	$5,443,683	$5,784,337	$890,670	$(10,370,848)

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

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. The company maintains bank accounts in the PRC.

(f)	Accounts Receivable-Trade

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.  An allowance for doubtful accounts is made when collection of the full amount is no longer probable.  Pursuant to the Company’s accounting policies, the allowance for doubtful accounts is determined by applying a rate of five percent on outstanding trade receivables.  Bad debts are charged against the allowance when outstanding trade receivables have been determined to be uncollectible.  See also Note 5 – Accounts Receivable.

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

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

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

Exchange Rates	6/30/2008	12/31/2007	6/30/2007
Period end RMB : US$ exchange rate	6.871800	7.314100	7.624800
Average period RMB : US$ exchange rate	7.072630	7.617200	7.729990

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

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects management’s best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligation. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. See also Note 13 – Warranty Liability.

(w)	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for warrants and the as-if method for convertible securities. Dilutive potential common shares include outstanding warrants, and convertible preferred stock. See also Note 17 – Earnings Per Share.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

(x)	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

3.	RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure banking facilities, which are comprised of loans and notes payables in addition to other collateral.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

4.	NOTES RECEIVABLE

	June 30, 2008	December 31, 2007

Notes Receivable	$-	$1,891,126
Less: Allowance for Bad Debts	-	25,635
	$-	$1,865,491

There were zero Notes Receivable at June 30, 2008. Notes Receivable are typically in the form of bank drafts from customers. Bank drafts are liquid instruments that can be either (a) endorsed to the Company vendors, or (b) discounted to the Company’s own bank. The Company chooses to carry these instruments as notes receivable instead of cash primarily because of the associated time element of these notes, as they are normally due at a later point in time; therefore, these bank drafts represent different risk and reward characteristics.

The remaining balances of the loans that were extended to Hubei Dilong Industrial Group., Co. Ltd. and Shen Nong Jia Ren He Kang Ye Co., Ltd. in the form of Notes Receivable were paid in full on June 6, 2008, and May 13, 2008, respectively.

5.	ACCOUNTS RECEIVABLE

	June 30, 2008	December 31, 2007

Total Accounts Receivable-Trade	$37,861,215	$33,121,294
Less: Allowance for Bad Debt	1,893,061	1,245,883
	$35,968,154	$31,875,411

Allowance for Bad Debts
Beginning Balance	$1,245,883	$319,741
Allowance Provided	1,319,641	1,485,634
Less: Bad Debt Written Off	672,463	559,492
Ending Balance	$1,893,061	$1,245,883

6.	INVENTORY

	June 30, 2008	December 31, 2007
Raw Materials	$5,179,771	$1,523,444
Work in Progress	4,138,713	4,779,339
Finished Goods	2,524,956	1,593,177
	$11,843,440	$7,895,960

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $307,309 and $138,420 as of June 30, 2008 and December 31, 2007, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople. In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

	June 30, 2008	December 31, 2007

Category of Asset
Buildings	$10,982,846	$10,318,689
Machinery & Equipment	12,108,489	11,278,647
Furniture & Fixtures	355,232	307,480
Auto	989,071	912,333
Other	8,924	8,384
	24,444,561	22,825,532

Less: Accumulated Depreciation
Buildings	1,579,667	1,168,101
Machinery & Equipment	1,309,757	742,062
Furniture & Fixtures	236,498	148,777
Auto	432,993	361,210
Other	4,931	3,836
	3,563,846	2,423,986

Property, Plant, & Equipment, Net	$20,880,715	$20,401,546

The Company’s real property consisted of approximately 440,000 square feet (44,233.40 square meters) of building floor space. The Company’s new turbine manufacturing workshop will be approximately 215,482 square feet (20,019 square meters) of floor space. The office building will house the business operations of Wuhan Generating Equipment and will provide an additional 134,656 square feet (12,510 square meters) of floor space.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

9.	LAND USE RIGHTS

	June 30, 2008	December 31, 2007

Land Use Rights	$2,112,285	$1,984,550
Less: Accumulated Amortization	185,114	154,074
Land Use Rights, Net	$1,927,171	$1,830,476

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

10.	CONSTRUCTION IN PROGRESS

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

The following table details the assets that are accounted for in the construction in progress account at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Category
Capitalized Interest	$-	$190,098
Construction - Design Fee	190	20,180
Construction - Inspection Fee	-	2,734
Construction - Labor Cost	-	558,690
Generating Office Equipment	-	9,297
Generating Workshop	4,365,668	4,101,667
Generating Workshop-Materials	1,891,790	1,777,389
Generating Office Building	27,834	-
Generating Test Center Construction	11,351	-
Parking Lot	4,366	-
Land Improvement	-	24,202
Landscaping	4,921	4,624
Miscellaneous	-	60,670
Office Building	3,300,169	3,093,750
Pavement	582	547
Showroom	1,252,851	46,622
Wall	7,465	7,013
Construction Costs	2,696,994	-
Construction Materials	2,910,446	-
Security System	291	-
Shipping Costs	10,187	-
Equipment Requiring Installation	2,838,347	-
Warehouse Construction	33,432	-
Construction in Progress	$19,356,882	$9,897,484

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	June 30, 2008	December 31, 2007

Category of Asset
Trademarks	$145,522	$136,722
Mitsubishi License	335,121	314,855
Tianyu CAD License	4,438	4,170
Sunway CAD License	16,735	15,723
Microsoft License	13,898	13,057
	$515,714	$484,527

Less: Accumulated Amortization
Trademarks	$29,104	$23,926
Mitsubishi License	96,552	74,970
Tianyu CAD License	1,166	887
Sunway CAD License	1,395	524
Microsoft License	3,822	2,938
	$132,039	$103,246

Intangible Assets, Net	$383,675	$381,281

The weighted average amortization period for the Company’s intangible assets at June 30, 2008 and December 31, 2007 was 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at June 30, 2008 and December 31, 2007, for the Company’s bank loans and notes payable.

Name of Bank and Note Holders	Due Date	Interest Rate Per Annum	June 30, 2008	December 31, 2007
Bank of Communication	7/2/2008	7.884%	$1,455,223	$-
Bank of Communication	7/7/2008	-	1,455,223	-
Bank of Communication	7/9/2008	-	4,365,668	-
Shanghai Pudong Development Bank	8/27/2008	7.02%	1,164,178	1,093,778
Shanghai Pudong Development Bank	8/22/2008	7.02%	1,164,178	1,093,778
Shanghai Pudong Development Bank	6/3/2008	6.57%	-	2,734,444
Shanghai Pudong Development Bank	6/24/2008	6.57%	-	546,889
Shanghai Pudong Development Bank	5/21/2008	6.57%	-	1,367,222
Shanghai Pudong Development Bank	10/23/2008	7.29%	2,910,446	2,734,444
Shanghai Pudong Development Bank	12/9/2008	7.29%	1,455,223	1,367,222
Shanghai Pudong Development Bank	1/7/2009	7.47%	1,455,223	-
Shanghai Pudong Development Bank	5/20/2009	8.964%	727,611	-
Shanghai Pudong Development Bank	5/22/2009	8.964%	727,611	-
Shanghai Pudong Development Bank	5/25/2008	8.964%	727,611	-
Shanghai Pudong Development Bank	5/27/2009	8.964%	727,611	-
Shanghai Pudong Development Bank	5/29/2009	8.964%	727,611	-
Shanghai Pudong Development Bank	6/4/2009	8.964%	727,611	-
Shanghai Pudong Development Bank	6/23/2009	8.964%	582,089	-
Citic Industrial Bank	9/19/2008	7.29%	3,638,057	3,418,056
Citic Industrial Bank	3/28/2008	4.80%	-	6,143
Citic Industrial Bank - Auto Loan	3/10/2008	5.76%	-	2,428
Citic Industrial Bank	2/17/2008	6.73%	-	2,734,444
Citic Industrial Bank	2/17/2008	6.73%	-	2,734,444
Citic Industrial Bank	9/21/2008	-	337,663	-
Citic Industrial Bank	9/25/2008	-	33,470	-
Citic Industrial Bank	10/9/2008	-	25,431	-
Citic Industrial Bank	10/22/2008	-	42,261	-
Citic Industrial Bank	3/2/2009	8.217%	2,910,446	-
E Zhou City Longhui Pump Manufacturing Co., Ltd.	7/8/2008	-	5,821	-
E Zhou City Haize Machine Co. Ltd.	7/8/2008	-	7,276	-
E Zhou City Nanyang Material Co. Ltd.	7/8/2008	-	7,276	-
E Zhou City Nanyang Material Co. Ltd.	11/15/2008	-	7,276	-
Hanchuan City Maan Village Model Factory	7/8/2008	-	8,731	-
Hanchuan City Maan Village Model Factory	11/15/2008	-	14,552	-
Hubei Jiutong Electrial Equipment Co. Ltd.	11/15/2008	-	43,657	-
Hubei Lida Electrial Equipment Co. Ltd.	7/8/2008	-	8,440	-
Hubei Lida Electrial Equipment Co. Ltd.	11/15/2008	-	7,276	-
Hubei Gedian Development Zone Changfa Auto Parts	7/8/2008	-	14,552	-

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

Name of Bank and Note Holders	Due Date	Interest Rate Per Annum	June 30, 2008	December 31, 2007
Hubei Gedian Development Zone Changfa Auto Parts	11/15/2008	-	43,657	-
Hubei Xinliu Blast Blower Co. Ltd.	7/8/2008	-	7,276	-
Tianjin Jinbo Meter Technology Co,, Ltd.	11/15/2008	-	24,739	-
Wuhan Huaxiang Forging Co. Ltd.	7/8/2008	-	29,104	-
Wuhan Keda Forging Factory	7/8/2008	-	8,731	-
Wuhan Pengmai Auto Transport Co. Ltd.	11/15/2008	-	14,552	-
Wuhan City Caidian District Tongxin Metalurgical Parts	7/8/2008	-	14,552	-
Wuhan City Liufang Normteile Co.Ltd.	11/15/2008	-	14,552	-
Wuhan City Shengjie Chemical Plant Co.Ltd.	11/15/2008	-	29,104	-
Wuhan City Xinjian Forging Co. Ltd.	11/15/2008	-	18,918	-
Wuhan City Xinnong Forging Co. Ltd.	7/8/2008	-	14,552	-
Wuhan City Xinnong Forging Co. Ltd.	11/15/2008	-	14,552	-
Wuhan Weixiang Material Co. Ltd.	11/15/2008	-	58,209	-
Wuhan Zhengbo Mechanistic Model Co.Ltd.	7/8/2008	-	4,657	-
Wuhan Zhongji Electrial Equipment Co. Ltd.	9/11/2008	-	289,095	-
Various Other Notes			-	8,299,372
Total			$28,508,122	$28,132,664

Banking facilities extended by the Bank of Communication, CITIC Industrial Bank, and Shanghai Pudong Development Bank were secured by the Company’s mortgage of real property.

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

The following table summarizes the activity related to the Company’s product warranty liability for the six months ended June 30, 2008 and the year ended December 31, 2007:

	June 30, 2008	December 31, 2007

Balance at beginning of period	$949,603	$249,234
Accruals for current & pre-existing warranties issued during period	643,424	725,626
Less: Settlements made during period	(27,393)	(25,257)
Balance at end of period	$1,565,634	$949,603

14.	CAPITALIZATION

The following table provides the total number of shares of fully diluted common stock at June 30, 2008:

Number of Shares
Common Stock Outstanding	22,857,711
Common Stock Issuable upon:
- Conversion of Preferred Stock	7,705,493
- Exercise of Warrants	24,289,269
- Exercise of Stock Options	160,000
Total Amount of Fully Diluted Common Stock	55,012,473

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

15.	COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered Paid-in capital. The Company had future unfunded commitments, as provided below.

	June 30, 2008	December 31, 2007
Unadjusted Registered Capital in PRC	$35,982,303	$35,982,303
50% maximum thereof	17,991,152	17,991,152
Less: Amounts Appropriated to Statutory Reserve	2,261,116	633,771
Unfunded Commitment	$15,730,036	$17,357,381

16.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25%; however, the Company was approved as a foreign investment enterprise in March 2007, and in accordance with the relevant regulations regarding the favorable tax treatment for a foreign investment enterprise, the Company is entitled to a two-year tax exemption followed by a three-year half exemption. For the period ended June 30, 2008 and 2007 the Company was still within the two year tax exemption period, and accordingly, made no provision for income taxes.

Effective January 1, 2008, PRC government implemented a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday, which is defined as a "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law, the previous tax holidays are terminated as of December 31, 2007. However, the PRC government has established a set of transition rules that permit enterprises that had received an income tax exemption prior to January 1, 2008 to continue to enjoy such exemption until the original expiration date.

On February 7, 2007, income from the Company’s foreign subsidiaries became subject to U.S. income tax law; however, this tax is deferred until foreign source income is repatriated to the Company, which has not yet occurred.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net Income	$5,455,085	$4,185,564	$10,262,996	$6,036,109
Preferred Dividends	237,095	299,625	517,460	473,625
Constructive Preferred Dividends	-	-	-	10,501,982
Income Available to Common Stockholders	5,217,990	3,885,939	9,745,536	(4,939,498)

Original Shares	21,876,390	19,712,446	19,712,446	19,712,446
- Addition to Common Stock from Issuance	41,719	-	269,087	-
- Addition to Common Stock from Actual Conversion	371,005	-	1,352,432	-
Basic Weighted Average Shares Outstanding	22,289,114	19,712,446	21,333,964	19,712,446

Dilutive Shares:
- Addition to Common Stock if Preferred Stock Had Been Converted	8,190,653	10,287,554	8,935,122	-
- Addition to Common Stock if Warrants Had Been Exercised	16,909,108	8,048,658	17,150,637	6,403,352
- Addition to Common Stock if Employee & Director Stock Options Had Been Exercised	8,279	-	9,974	-
- Addition to Common Stock if Investor Relation Stock Options Had Been Exercised	38	-	413	-
Diluted Weighted Average Shares Outstanding:	47,397,192	38,048,658	47,430,111	26,115,798

Earnings Per Share
- Basic	$0.23	$0.20	$0.46	$(0.25)
- Diluted	$0.12	$0.11	$0.22	$(0.19)
Weighted Average Shares Outstanding
- Basic	22,289,114	19,712,446	21,333,964	19,712,446
- Diluted	47,397,192	38,048,658	47,430,111	26,115,798
Supplemental Data:
Earnings Per Share - Absence of Constructive Preferred Dividend
- Basic	$0.23	$0.20	$0.46	$0.28
- Diluted	$0.12	$0.11	$0.22	$0.18
Weighted Average Shares Outstanding
- Basic	22,289,114	19,712,446	21,333,964	19,712,446
- Diluted	47,397,192	38,048,658	47,430,111	34,300,371

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

18.	OPERATING SEGMENTS

The Company individually tracks the performance of its two operating subsidiaries: Wuhan Blower and Wuhan Generating Equipment. Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers. Wuhan Generating Equipment is primarily engaged in the design, manufacture, installation, and service of power generating equipment. Below is a presentation of the Company’s results of operations and financial position for its operating subsidiaries at June 30, 2008, and 2007, and for the six months periods then ended. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations		Wuhan	Company,
Six months ended	Wuhan	Generating	UFG,
June 30, 2008	Blower	Equipment	Adjustments	Total
Sales	$27,421,272	$29,207,526	$-	$56,628,798
Cost of Sales	18,648,763	20,348,691	-	38,997,453
Gross Profit	8,772,509	8,858,835	-	17,631,344

Operating Expenses	3,473,713	1,589,982	1,278,204	6,341,898

Other Income (Expenses)	(631,722)	(395,345)	617	(1,026,450)

Earnings before Tax	4,667,074	6,873,508	(1,277,587)	10,262,996

Tax	-	-	-	-
Net Income	$4,667,074	$6,873,508	$(1,277,587)	$10,262,996

Financial Position		Wuhan	Company,
at	Wuhan	Generating	UFG,
June 30, 2008	Blower	Equipment	Adjustments	Total
Current Assets	64,905,892	29,203,087	(19,084,419)	75,024,561
Non Current Assets	17,932,849	24,615,594	-	42,548,443
Total Assets	82,838,742	53,818,681	(19,084,419)	117,573,004

Current Liabilities	24,999,254	31,044,230	(7,643,866)	48,399,618
Total Liabilities	24,999,254	31,044,230	(7,643,866)	48,399,618

Net Assets	57,839,488	22,774,451	(11,440,553)	69,173,386

Total Liabilities & Net Assets	82,838,742	53,818,681	(19,084,419)	117,573,004

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

Results of Operations		Wuhan	Company,
Six months ended	Wuhan	Generating	UFG,
June 30, 2007	Blower	Equipment	Adjustments	Total
Sales	13,566,772	16,252,928	-	29,819,700
Cost of Sales	8,022,284	12,449,664	-	20,471,948
Gross Profit	5,544,488	3,803,264	-	9,347,752

Operating Expense	2,001,349	547,171	388,697	2,937,217

Other Income (Expense)	(387,488)	(1,064)	14,125	(374,426)

Earnings before Tax	3,155,652	3,255,029	(374,572)	6,036,109

Tax	-	-	-	-

Net Income	$3,155,652	$3,255,029	$(374,572)	$6,036,109

Financial Position		Wuhan	Company,
at	Wuhan	Generating	UFG,
June 30, 2007	Blower	Equipment	Adjustments	Total
Current Assets	63,114,989	8,766,124	(10,200,923)	61,680,189
Non Current Assets	13,244,688	6,143,969	7,594,797	26,983,454

Total Assets	76,359,677	14,910,093	(2,606,127)	88,663,643

Current Liabilities	53,636,463	5,125,828	(15,212,541)	43,549,750

Total Liabilities	53,636,463	5,125,828	(15,212,541)	43,549,750

Net Assets	22,723,214	9,784,265	12,606,414	45,113,894

Liabilities & Net Assets	76,359,677	14,910,093	(2,606,127)	88,663,643

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

19.	CONTINGENCY

NASDAQ Listing Requirement

In connection with the February 2007 private placement, the Company agreed to list its common stock on the NASDAQ Capital Market or the NASDAQ Global Market no later than December 31, 2007. Since the Company’s common stock was not listed on NASDAQ by that date, the private placement investors are entitled to receive, on a pro rata basis, shares of the Company’s common stock as follows: (x) 1,500,000 shares of common stock since the common stock was not listed by December 31, 2007, and (y) an additional 3,000,000 shares of common stock if the common stock is not listed by July 31, 2008.

On July 18, 2008, the Company’s common stock commenced trading on the NASDAQ Capital Market. It currently trades under the ticker symbol WUHN.

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

For the three and six months ended June 30, 2008, the Company recorded $61,372 and $244,887 of stock compensation expense, respectively. The entire stock option compensation expense was recorded as a general and administrative expense given the nature of the work contribution of the grantees.

The range of the exercises prices of all the shares granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	160,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

No tax benefit has yet to be accrued or realized. For the six months ended June 30, 2008, the Company operated as an income tax-free entity in the PRC, and the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the options granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$1.5755
Risk-free interest rate:	3.97%
Expected volatility:	20.00%
Expected life in months:	102.33

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of June 30, 2008 and December 31, 2007, and the related statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2008 and 2007. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP

South San Francisco, California	Samuel H. Wong & Co., LLP
July 27, 2008	Certified Public Accountants

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

These risks and uncertainties, along with others, are also described in the Risk Factors section in Part II, Item 1A of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the three and six month periods ended June 30, 2008 and 2007.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Sales. Sales increased $13.47 million, or 76.77%, to $31.01 million for the three months ended June 30, 2008 from $17.54 million for the same period in 2007. This increase was mainly attributable to the further penetration of the Company’s customer base into the iron and steel, power generation, petrochemical and other industries and the execution of more contracts for both the industrial blower and turbine businesses.

Cost of Sales. Our cost of sales increased $9.30 million, or 76.66%, to $21.44 million for the three months ended June 30, 2008 from $12.13 million during the same period in 2007. Gross margin for the three months ended June 30, 2008 was 30.87%, which is consistent with the gross margin of 30.83% for the same period in 2007.

Selling Expenses. Our selling expenses increased $492,254, or 113.82%, to $924,742 for the three months ended June 30, 2008 from $432,488 for the same period in 2007. As a percentage of sales, selling expenses were 2.98% for the three months ended June 30, 2008 compared to 2.47% for the same period in 2007. This increase as a percentage of sales was primarily attributable to increased marketing efforts, which helped to produce the increase in sales and market share.

General and Administrative Expenses. Our general and administrative expenses increased $1.88 million, or 526.71%, to $2.24 million for the three months ended June 30, 2008 from $357,542 for the same period in 2007. As a percentage of sales, general and administrative expenses were 7.23% for the three months ended June 30, 2008 compared to 2.04% for the same period in 2007. This increase as a percentage of sales was primarily attributable to expenses related to being a U.S. public company and to listing the Company’s stock on the NASDAQ Capital Market. The amount of general and administrative expenses incurred in the second quarter of 2008 was marginally less than the expenses incurred in each of the first quarter of 2008 and the fourth quarter of 2007.

Warranty Expense. Our warranty expense increased to $526,933 for the three months ended June 30, 2008 from $239,301 for the same period in 2007. As a percentage of sales, warranty expense was 1.70% for the three months ended June 30, 2008 compared to 1.36% for the same period in 2007.

Operating Income. Our operating income increased $1.50 million, or 34.30%, to $5.88 million for the three months ended June 30, 2008 from $4.38 million for the same period in 2007. As a percentage of sales, operating income was 18.97% for the three months ended June 30, 2008 compared to 24.96% for the same period in 2007. This decrease was due primarily to the increased selling expenses and general and administrative expenses described above.

Interest Expense. Our interest expense increased $149,233, or 76.61%, to $344,030 for the three months ended June 30, 2008 from $194,797 for the same period in 2007. This increase was due to our significant increase in bank loans and notes and to increased interest rates on our bank loans and notes. As a percentage of sales, interest expense was 1.11% for the three months ended June 30, 2008 and for the same period in 2007.

Income Tax. Based on our understanding of the implementation of new Chinese tax rules, we do not believe Wuhan Blower and Wuhan Generating were subject to PRC income tax during the three months ended June 30, 2008. The Company did not incur any U.S. income tax liability during the three months ended June 30, 2008.

Net Income. Net income increased $1.27 million, or 30.33%, to $5.46 million during the three months ended June 30, 2008 from $4.19 million during the same period in 2007 as a result of the factors described above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Sales. Sales increased $26.81 million, or 89.90%, to $56.63 million for the six months ended June 30, 2008 from $29.82 million for the same period in 2007. This increase was mainly attributable to the further penetration of the Company’s customer base into the iron and steel, power generation, petrochemical and other industries and the execution of more contracts for both the industrial blower and turbine businesses.

Cost of Sales. Our cost of sales increased $18.53 million, or 90.49%, to $39.00 million for the six months ended June 30, 2008 from $20.47 million during the same period in 2007. Gross margin for the six months ended June 30, 2008 was 31.13%, which is consistent with the gross margin of 31.35% for the same period in 2007.

Selling Expenses. Our selling expenses increased $600,771, or 86.49%, to $1.30 million for the six months ended June 30, 2008 from $694,610 for the same period in 2007. As a percentage of sales, selling expenses were 2.29% for the six months ended June 30, 2008 compared to 2.33% for the same period in 2007.

General and Administrative Expenses. Our general and administrative expenses increased $2.67 million, or 146.78%, to $4.49 million for the six months ended June 30, 2008 from $1.82 million for the same period in 2007. As a percentage of sales, general and administrative expenses were 7.93% for the six months ended June 30, 2008 compared to 6.10% for the same period in 2007. This increase as a percentage of sales was primarily attributable to expenses related to being a U.S. public company and to listing the Company’s stock on the NASDAQ Capital Market.

Warranty Expense. Our warranty expense increased to $557,217 for the six months ended June 30, 2008 from $423,461 for the same period in 2007. As a percentage of sales, warranty expense was 0.98% for the six months ended June 30, 2008 compared to 1.42% for the same period in 2007.

Operating Income. Our operating income increased $4.88 million, or 76.11%, to $11.29 million for the six months ended June 30, 2008 from $6.41 million for the same period in 2007. As a percentage of sales, operating income was 19.94% for the six months ended June 30, 2008 compared to 21.50% for the same period in 2007. This decrease was due primarily to the increased general and administrative expenses described above.

Interest Expense. Our interest expense increased $869,964 to $1.26 million for the six months ended June 30, 2008 from $387,508 for the same period in 2007. This increase was due to our significant increase in bank loans and notes and to increased interest rates on our bank loans and notes.

Income Tax. Based on our understanding of the implementation of new Chinese tax rules, we do not believe Wuhan Blower and Wuhan Generating were subject to PRC income tax during the six months ended June 30, 2008. The Company did not incur any U.S. income tax liability during the six months ended June 30, 2008.

Net Income. Net income increased $4.23 million, or 70.03%, to $10.26 million during the six months ended June 30, 2008 from $6.04 million during the same period in 2007 as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $5.17 million, including restricted cash of $4.42 million.

As of June 30, 2008, we had banking facilities in the form of bank loans and loan facilities from other non-bank entities totaling approximately $28.51 million (based on an exchange rate of 6.8718 RMB per 1 U.S. dollar). Information regarding these loans is set forth below in US $.

Name of Bank or Note Holder	Due Date	Interest Rate Per Annum	6/30/2008
Bank of Communication	7/2/2008	7.884%	$1,455,223
Bank of Communication	7/7/2008	-	1,455,223
Bank of Communication	7/9/2008	-	4,365,668
Shanghai Pudong Development Bank	8/27/2008	7.02%	1,164,178
Shanghai Pudong Development Bank	8/22/2008	7.02%	1,164,178
Shanghai Pudong Development Bank	10/23/2008	7.29%	2,910,446
Shanghai Pudong Development Bank	12/9/2008	7.29%	1,455,223
Shanghai Pudong Development Bank	1/7/2009	7.47%	1,455,223
Shanghai Pudong Development Bank	5/20/2009	8.964%	727,611
Shanghai Pudong Development Bank	5/22/2009	8.964%	727,611
Shanghai Pudong Development Bank	5/25/2008	8.964%	727,611
Shanghai Pudong Development Bank	5/27/2009	8.964%	727,611
Shanghai Pudong Development Bank	5/29/2009	8.964%	727,611
Shanghai Pudong Development Bank	6/4/2009	8.964%	727,611
Shanghai Pudong Development Bank	6/23/2009	8.964%	582,089
Citic Industrial Bank	9/19/2008	7.29%	3,638,057
Citic Industrial Bank	9/21/2008	-	337,663
Citic Industrial Bank	9/25/2008	-	33,470
Citic Industrial Bank	10/9/2008	-	25,431
Citic Industrial Bank	10/22/2008	-	42,261
Citic Industrial Bank	3/2/2009	8.217%	2,910,446
E Zhou City Longhui Pump Manufacturing Co., Ltd.	7/8/2008	-	5,821
E Zhou City Haize Machine Co. Ltd.	7/8/2008	-	7,276
E Zhou City Nanyang Material Co. Ltd.	7/8/2008	-	7,276
E Zhou City Nanyang Material Co. Ltd.	11/15/2008	-	7,276
Hanchuan City Maan Village Model Factory	7/8/2008	-	8,731
Hanchuan City Maan Village Model Factory	11/15/2008	-	14,552
Hubei Jiutong Electrical Equipment Co. Ltd.	11/15/2008	-	43,657
Hubei Lida Electrical Equipment Co. Ltd.	7/8/2008	-	8,440
Hubei Gedian Development Zone Changfa Auto Parts	7/8/2008	-	14,552
Hubei Gedian Development Zone Changfa Auto Parts	11/15/2008	-	43,657
Hubei Xinliu Blast Blower Co. Ltd.	7/8/2008	-	7,276
Tianjin Jinbo Meter Technology Co., Ltd.	11/15/2008	-	24,739
Wuhan Huaxiang Forging Co. Ltd.	7/8/2008	-	29,104
Wuhan Keda Forging Factory	7/8/2008	-	8,731

Name of Bank or Note Holder	Due Date	Interest Rate Per Annum	6/30/2008
Wuhan Pengmai Auto Transport Co. Ltd.	11/15/2008	-	14,552
Wuhan City Caidian District Tongxin Metallurgical Parts	7/8/2008	-	14,552
Wuhan City Liufang Normteile Co. Ltd.	11/15/2008	-	14,552
Wuhan City Shengjie Chemical Plant Co. Ltd.	11/15/2008	-	29,104
Wuhan City Xinjian Forging Co. Ltd.	11/15/2008	-	18,918
Wuhan City Xinnong Forging Co. Ltd.	7/8/2008	-	14,552
Wuhan City Xinnong Forging Co. Ltd.	11/15/2008	-	14,552
Wuhan Weixiang Material Co. Ltd.	11/15/2008	-	58,209
Wuhan Zhengbo Mechanistic Model Co. Ltd.	7/8/2008	-	4,657
Wuhan Zhongji Electrical Equipment Co. Ltd.	9/11/2008	-	289,095
Total			$28,508,122

Certain notes payable, as indicated above, do not have a stated interest rate. These notes are payable on demand by the lenders. The lenders have given extended credit terms secured by pledge of the Company’s restricted cash.

We plan to either repay this debt as it matures or refinance this debt with other debt. For the quarter ended June 30, 2008, the amount of our outstanding debt from bank loans and notes decreased $4.45 million due to the repayment of bank loans and notes.

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

The Company believes that its currently available working capital, combined with cash from operations, should be adequate to sustain operations at current levels through at least the next 12 months. In order to continue the pace of the Company’s recent growth, the Company may need additional capital.

At June 30, 2008, we had $35.97 million in accounts receivable, compared to $41.84 million at March 31, 2008. This represents a decrease of $5.87 million, or 14.03%. Our sales increased 21.04% for the quarter ended June 30, 2008 compared to the prior quarter. The decreased accounts receivable, even in light of the significant increase in sales, was primarily due to our deployment of additional resources in collecting on outstanding accounts receivable and the increased alignment of sales commissions with the collection on sales.

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

At June 30, 2008, we had $2.82 million in other receivables, compared to $4.09 million at March 31, 2008. The decrease was due to our increased effort to collect receivables in a timely manner.

At June 30, 2008, we had notes receivable of $0, compared to $2.61 million at March 31, 2008. This elimination of notes receivable was attributable primarily to the collection of overdue loans to Hubei Dilong Industrial Group Co., Ltd. and Shen Nong Jia Ren He Kang Ye Co., Ltd.

We had other payable of $3.84 million at June 30, 2008 related to accruals for materials that have been provided or services rendered, but for which no invoice has been received from the vendor.

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

Accounting for Impairment of Long-Lived Assets: We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of June 30, 2008 and December 31, 2007, there were no significant impairments of long-lived assets.

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

Exchange Rates	June 30, 2008	June 30, 2007
Period end RMB: US$ exchange rate	6.871800	7.624800
Average RMB during period: US$ exchange rate	7.072630	7.729990

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

Recent Accounting Pronouncements:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

We are currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on our consolidated results of operations and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which was the end of the Company’s most recent fiscal year. In making this evaluation, management used the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we concluded that we had material weaknesses in our internal control over financial reporting. The following is a description of deficiencies or weaknesses with respect to our internal control over financial reporting identified in connection with the management evaluation and the remediation initiatives that we have implemented or intend to implement in the near future.

1)	The Company lacks formal, written risk assessment policies and procedures to ensure the identification of various risks and the timely implementation of plans to address such risks.

Remediation Initiative

We plan to establish comprehensive risk assessment policies and procedures. In addition, we plan to retain outside consultants to assist in designing and implementing internal control procedures both at the entity level and at the processing level in accordance with Section 404 of the Sarbanes-Oxley Act.

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

Because material weaknesses exist, management concluded that the Company’s internal control over financial reporting as of December 31, 2007 was not effective. In order to resolve these weaknesses, we plan to engage a consultant to provide us guidance on the improvement of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the quarter ended June 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

In late 2005, Wuhan Blower reached an understanding with many of the former management members of Wuhan Turbine Works, a business owned by China Chang Jiang Energy Corporation, whereby it would establish a new business utilizing their management and technology to manufacture small to mid-size steam and water turbines. Since that time, we have begun production of turbines in our existing manufacturing facilities and in shared facilities. In March 2006, we broke ground on a new turbine manufacturing facility. The construction of the new turbine manufacturing facility has been completed; however, the installation of customized equipment for this facility will not be completed until the fourth quarter of 2008. We plan to expand production of turbines from this facility once the installation is complete. We anticipate that the manufacture of turbines will become a critical component of our business. However, we have limited experience manufacturing turbines.

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

In conjunction with the preparation of this Form 10-Q, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon this evaluation, our CEO and CFO concluded that disclosure controls and procedures contained significant deficiencies and material weaknesses. For more detailed information regarding our disclosure controls and procedures, see Part I, Item 4T Controls and Procedures.

The deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting. In conjunction with the preparation of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2007. Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting contained significant deficiencies and material weaknesses.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. We also are required to comply with marketplace rules to maintain our NASDAQ listing. Compliance with the Sarbanes-Oxley Act and other SEC and NASDAQ requirements will increase our costs and require additional management resources. We recently began upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

We have incurred substantial debt to finance our growth. As of June 30, 2008, we had approximately $28.51 million of outstanding bank loans and notes. This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of June 30, 2008, we had an aggregate amount of $35.97 million in accounts receivables. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected. A significant amount of customer defaults would be most likely to occur in an economic or industry downturn. Such an event could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations.

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

All of our operations are conducted in China and substantially all of our revenues are generated in China. Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. This calculation may differ from the one performed under generally accepted accounting principles in the United States, or U.S. GAAP. As a result, we may not receive sufficient distributions from our Chinese subsidiaries to enable us to make dividend distributions to our stockholders in the future. The limitations on distributions of the profits of our Chinese operating subsidiaries could negatively affect our financial condition and assets, even if our U.S. GAAP financial statements indicate that our operations have been profitable.

Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations, we will be unable to pay any dividends.

We enjoy certain preferential tax concessions, and the loss of these preferential tax concessions would cause our tax liabilities to increase and our profitability to decline.

On March 16, 2007, the National People’s Congress promulgated the Law of the People’s Republic of China on Enterprise Income Tax, or the new EIT Law, which became effective on January 1, 2008. In accordance with the new EIT Law, the corporate income tax rate is set at 25% for all enterprises. However, certain industries and projects, such as enterprises with foreign investors, may enjoy favorable tax treatment pursuant to the new EIT Law and its implementing rules.

The new EIT Law also provides for a transitional period for enterprises that were benefiting from an income tax exemption prior to January 1, 2008. The Company, which is an enterprise with foreign investors, expects to be an enterprise that will continue to benefit from an income tax exemption during this transitional period. There can be no assurance that we will continue to qualify for this preferential tax treatment or that Chinese tax regulations will remain the same. If we do not continue to receive our tax exemption or do not receive the reduced income tax rates thereafter, our tax liabilities will increase and our net income will decrease accordingly.

Under the new EIT Law, we may be classified a “resident enterprise” for PRC tax purposes, which may subject us to PRC enterprise income tax for any dividends we receive from our Chinese subsidiaries and to PRC income tax withholding for any dividends we pay to our non-PRC shareholders.

Under the new EIT Law, an enterprise established outside of China whose “de facto management bodies” are located in China is considered a “resident enterprise” and is subject to the 25% enterprise income tax rate on its worldwide income. The new EIT Law and its implementing rules are relatively new, and currently, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine the tax residency of enterprises established outside of China.

All of our management is currently based in China. If the PRC tax authorities determine that our U.S. holding company is a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to an enterprise income tax rate of 25% on our worldwide taxable income. The “resident enterprise” classification also could subject us to a 10% withholding tax on any dividends we pay to our non-PRC shareholders if the relevant PRC authorities determine that such income is PRC-sourced income. In addition to the uncertainties regarding the interpretation and application of the new “resident enterprise” classification, the new EIT Law may change in the future, possibly with retroactive effect. If we are classified as a “resident enterprise” and we incur these tax liabilities, our net income will decrease accordingly.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of restricted common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 or a resale prospectus. Any substantial sale of our common stock may have a material adverse effect on the market price of our common stock.

The issuance of shares of common stock upon the exercise or conversion of outstanding securities may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

As of August 11, 2008, there were 32,154,762 shares of our common stock issuable upon conversion of outstanding Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team, which has limited experience operating a U.S. public company, will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting by management and an audit of the public company’s internal control over financial reporting by such company’s independent registered public accountants. We recently completed our first annual assessment of our internal controls in our annual report for the 2007 fiscal year, and the auditor’s attestation requirement will first apply to our annual report for the 2009 fiscal year. Since the auditor attestation process will be new for our company, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation by our independent registered public accountants. Since we were not able to assess our internal control over financial reporting as effective, and if our independent registered public accountants are unable to provide an unqualified attestation, investor confidence and share value may be negatively impacted.

Our principal stockholder has the ability to control our operations, including the election of our directors.

Fame Good International Limited, a holding company controlled by our President and Chief Executive Officer, Xu Jie, is the owner of approximately 78% of our outstanding voting securities (excluding shares of our Preferred Stock which, until converted into common stock, only vote as a class on certain matters affecting such Preferred Stock). As a result, Mr. Xu possesses significant influence, giving him the ability, among other things, to elect each member of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control also may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer. Additionally, Mr. Xu’s interests may differ from the interests of our other stockholders.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. Since then, the Renminbi has appreciated by approximately 16.8%. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

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

In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. For instance, around October 2007, the Chinese government implemented a freeze on commercial lending through the end of 2007. The implementation of such policies may chill investments in the Chinese economy and impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. The People’s Bank of China raised interest rates twice in 2006 and five times in 2007. Repeated rises in interest rates and the freeze on commercial lending by the central bank may slow economic activity in China, which could, in turn, materially increase our costs and also reduce demand for our products and services. In addition, these recent government actions will increase our debt costs and could impede our ability to secure additional debt financing or refinance our current debt.

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

Almost all of our current operations are conducted in China. Moreover, the majority of our officers and directors are currently nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process upon these persons within the United States or elsewhere outside China. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original legal actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

Date: August 13, 2008

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