Form 10-Q
period 2008-09-30
WUHAN GENERAL GROUP (CHINA), INC
filed 2008-11-14
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

or

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

As of November 12, 2008, the registrant had a total of 24,059,312 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At September 30, 2008, and December 31, 2007
(Stated in US Dollars)

	Note	September 30,	December 31,
		2008	2007
		(unaudited)	(audited)
ASSETS

Cash	2(e)	10,059,533	992,965
Restricted Cash	3	11,576,749	9,108,866
Notes Receivable	4	-	1,865,491
Accounts Receivable	2(f),5	35,967,105	31,875,411
Other Receivable		5,436,765	1,977,646
Inventory	2(g),6	15,851,262	7,895,960
Advances to Suppliers		14,433,573	12,743,130
Advances to Employees	7	303,614	138,420
Prepaid Taxes		432,275	257,553
Real Property Available for Sale		1,100,232	993,861
Total Current Assets		95,161,107	67,849,304

Property, Plant & Equipment, net	2(h),8	20,328,248	20,401,546
Land Use Rights, net	2(j),9	1,921,279	1,830,476
Construction in Progress	10	18,352,763	9,897,484
Intangible Assets, net	2(i),11	375,546	381,281
Total Assets		$136,138,942	$100,360,092

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities

Bank Loans & Notes	12	33,484,407	28,132,664
Accounts Payable		6,951,291	4,747,298
Taxes Payable		804,786	1,043,383
Other Payable		2,199,873	3,137,575
Dividend Payable		-	898,875
Accrued Liabilities	13	3,844,884	2,003,800
Customer Deposits		2,468,636	5,034,464
Total Current Liabilities		49,753,877	44,998,059

Total Liabilities		49,753,877	44,998,059

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At September 30, 2008, and December 31, 2007
(Stated in US Dollars)

	Note	September 30,	December 31,
Stockholders' Equity		2008	2007
		(unaudited)	(audited)
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,934,943 and 10,287,554 Shares of Series A Convertible Preferred Stock Issued & Outstanding at September 30, 2008, and December 31, 2007, respectively	14	693	1,029
Additional Paid in Capital - Preferred Stock		9,078,232	13,466,990
Additional Paid in Capital – Warrants	14	3,670,266	6,572,334
Additional Paid in Capital - Beneficial Conversion Feature		7,079,491	10,501,982
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 5,066,524 and 0 Shares of Series B Convertible Preferred Stock Issued & Outstanding at September 30, 2008, and December 31, 2007, respectively		507	-
Additional Paid in Capital - Preferred Stock		11,411,545	-
Additional Paid in Capital - Warrants		1,847,042	-
Additional Paid in Capital - Beneficial Conversion Feature		3,027,542	-
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 24,044,312 and 19,712,446 Shares Issued & Outstanding at September 30, 2008, and December 31, 2007, respectively	14	2,404	1,971
Additional Paid in Capital		22,412,016	12,349,602
Statutory Reserve	2(t),15	2,608,270	633,771
Retained Earnings		17,640,837	8,483,648
Accumulated Other Comprehensive Income	2(u)	7,606,221	3,350,706
Total Stockholders' Equity		86,385,065	55,362,033

Total Liabilities & Stockholders' Equity		$136,138,942	$100,360,092

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the three and nine months ended September 30, 2008 and 2007
(Stated in US Dollars)

		3 months	3 months	9 months	9 months
		ended	ended	ended	ended
		September 30,	September 30,	September 30,	September 30,
		2008	2007	2008	2007
Sales	2(l)	$33,952,893	$30,523,074	$90,581,691	$60,342,774
Cost of Sales	2(m)	23,934,676	20,039,259	62,932,130	40,511,207
Gross Profit		10,018,217	10,483,815	27,649,561	19,831,567

Operating Expenses
Selling Expenses	2(n)	834,590	938,534	2,129,971	1,633,144
General & Administrative Expenses	2(o)	2,112,731	1,480,755	6,602,031	3,299,901
Warranty Expense	2(v),13	89,958	91,059	647,175	514,520
Total Operating Expense		3,037,279	2,510,348	9,379,177	5,447,565

Operating Income		6,980,938	7,973,466	18,270,384	14,384,001

Other Income (Expenses)
Interest Income		288,177	94,798	636,626	108,923
Other Expenses		(1,375,291)	(1,144,227)	(1,492,718)	(1,145,270)
Interest Expense		(1,264,301)	(369,187)	(2,521,773)	(756,695)
Total Other Income (Loss) & Expense		(2,351,415)	(1,418,616)	(3,377,865)	(1,793,042)

Earnings before Tax		4,629,523	6,554,851	14,892,519	12,590,960

Income Tax	2(s), 16	-	-	-	-

Net Income		$4,629,523	$6,554,851	$14,892,519	$12,590,960

Preferred Dividends Declared		215,829	299,625	733,289	773,279
Series A Constructive Preferred Dividend		-	-	-	10,501,982
Series B Constructive Preferred Dividend		3,027,542	-	3,027,542	-
Income Available to Common Shareholders		$1,386,152	$6,255,226	$11,131,688	$1,315,699

Earnings Per Share	17
Basic		$0.05	$0.32	$0.51	$0.07
Diluted		$0.03	$0.14	$0.33	$0.03

Weighted Average Shares Outstanding
Basic		25,930,537	19,712,446	21,907,429	19,712,446
Diluted		47,457,524	46,200,613	45,365,361	39,122,641

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the three and nine months ended September 30, 2008 and 2007
(Stated in US Dollars)

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Comprehensive Income
Net Income	$4,629,523	$6,554,851	$14,892,519	$12,590,960
Other Comprehensive Income
Foreign Currency Translation Adjustment	189,698	590,874	4,255,515	1,157,828
Total Comprehensive Income	$4,819,221	$7,145,725	$19,148,034	$13,748,788

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30, 2008 and the year ended December 31, 2007
(Stated in US Dollars)

	Series A			Series	Beneficial	Series B			Series	Beneficial						Accum
	Convertible		Preferred	A, J, B, C	Conversion	Convertible		Preferred	BB, JJ	Conversion			Common			-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Common Stock		Stock			Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	--hensive
	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2007	-										19,712,446	1,971	12,349,602	622,151	5,200,285	770,120	18,944,128
Issuance of Common Stock for Cash																	-
Issuance of Preferred Stock for Cash	10,287,554	1,029	13,466,990	6,572,334													20,040,353
Net Income															14,869,869		14,869,869
Preferred Dividends Declared															(1,072,904)		(1,072,904)
Constructive Preferred Dividends					10,501,982										(10,501,982)		-
Appropriations of Retained Earnings														11,620	11,620		-
Foreign Currency Translation Adjustment																2,580,586	2,580,586
Balance, December 31, 2007	10,287,554	1,029	13,466,990	6,572,334	10,501,982	-	-	-	-	-	19,712,446	1,971	12,349,602	633,771	8,483,648	3,350,706	55,362,033

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, B, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	--hensive
	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2008	10,287,554	1,029	13,466,990	6,572,334	10,501,982	-	-	-	-	-	19,712,446	1,971	12,349,602	633,771	8,483,648	3,350,706	55,362,033
Issuance of Preferred Stock for Cash				(2,634,592)		5,066,524	507	11,411,545	1,847,042	3,027,542							13,652,043
Conversion of Series A Preferred Stock	(3,352,611)	(335)	(4,388,757)		(3,422,491)						3,352,611	335	7,811,248				-
Issuance of Common Stock from Exercise of Series C Warrants				(267,476)							115,361	12	296,466				29,001
Stock Option Compensation													296,109				296,109
Issuance of Common Stock for Listing Penalties											863,894	86	1,658,590				1,658,676
Net Income															14,892,519		14,892,519
Preferred Dividends Declared															(733,289)		(733,289)
Constructive Preferred Dividends															(3,027,542)		(3,027,542)
Appropriations of Retained Earnings														1,974,499	(1,974,499)		-
Foreign Currency Translation Adjustment																4,255,515	4,255,515
Balance, September 30, 2008	6,934,943	693	9,078,232	3,670,266	7,079,491	5,066,524	507	11,411,545	1,847,042	3,027,542	24,044,312	2,404	22,412,016	2,608,270	17,640,837	7,606,221	86,385,065

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the three and nine months ended September 30, 2008 and 2007
(Stated in US Dollars)

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Cash Flow from Operating Activities
Cash Received from Customers	$28,544,654	$29,180,726	$80,439,415	$51,098,507
Cash Paid to Suppliers & Employees	(26,129,464)	(25,225,990)	(76,160,420)	(57,904,148)
Interest Received	288,177	94,798	636,626	108,923
Interest Paid	(1,264,301)	(369,187)	(2,521,773)	(756,695)
Cash Sourced/(Used) in Operating Activities	1,439,066	3,680,348	2,393,848	(7,453,412)

Cash Flows from Investing Activities
Cash Invested in Restricted Time Deposits	(7,154,810)	794,351	(2,467,883)	(8,425,983)
Repayment of/(Investment in) Notes	-	(225,257)	1,891,127	546,999
Payments for Construction of Plant & Equipment	-	(3,162,369)	(11,078,425)	(12,595,728)
Purchases of Land Use Rights	-	(27,146)	-	(74,072)
Payments for Purchases of Intangible Assets	-	(33,850)	-	(44,581)
Cash Used/(Sourced) in Investing Activities	(7,154,810)	(2,654,271)	(11,655,182)	(21,690,692)

Cash Flows from Financing Activities
Proceeds from Issuance of Preferred Stock	10,624,501	(726,086)	10,624,501	20,040,353
Proceeds from/(Repayment of) Bank Loans	4,976,284	1,596,793	5,351,743	11,283,397
Dividends Paid	(779,387)	-	(1,632,164)	(174,029)
Cash Sourced/(Used) in Financing Activities	14,821,399	870,707	14,344,081	31,149,722

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	9,105,655	1,896,784	5,082,747	2,005,617

Effect of Currency Translation	205,006	590,878	3,983,821	1,157,831

Cash & Cash Equivalents at Beginning of Period	748,871	924,029	992,965	248,243

Cash & Cash Equivalents at End of Period	$10,059,532	$3,411,691	$10,059,533	$3,411,691
Non-Cash Investing Activity:
Constructive Preferred Dividend	3,027,542	-	3,027,542	10,501,982

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three months and nine months ended September 30, 2008 and 2007
(Stated in US Dollars)

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net Income	$4,629,523	$6,554,851	$14,892,519	$12,590,960

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Non Cash Compensation	1,673,841	-	1,983,787	-
Amortization	20,423	26,000	80,256	67,748
Depreciation	488,354	(430,594)	1,628,214	336,611
Provision for Bad Debt on Note Receivable	-	537	(25,635)	1,467
Decrease/(Increase) in Accounts Receivable	(5,809,839)	(8,260,400)	(9,902,582)	(18,924,625)
Decrease/(Increase) in Other Receivable	3,196,118	6,456,082	2,351,769	6,212,343
Decrease/(Increase) in Inventory	(4,007,822)	(300,822)	(7,955,302)	(4,709,482)
Decrease/(Increase) in Advances to Suppliers	3,190,928	(45,259)	(1,690,443)	(5,174,868)
Decrease/(Increase) in Advances to Employees	3,696	(28,788)	(165,193)	(35,254)
Decrease/(Increase) in Prepaid Taxes	(201,755)	(15,379)	(174,722)	(43,299)
Increase/(Decrease) in Accounts Payable	1,679,583	(3,279,865)	2,203,993	(568,878)
Increase/(Decrease) in Taxes Payable	(1,989)	(356,450)	(238,598)	(817,959)
Increase/(Decrease) in Other Payable	(574,417)	1,258,971	130,530	(2,018,652)
Increase/(Decrease) in Accrued Liabilities	(53,059)	1,640,030	1,841,083	2,163,927
Increase/(Decrease) in Customer Deposits	(2,794,519)	461,433	(2,565,828)	3,466,548

Total of all adjustments	(3,190,457)	(2,874,503)	(12,498,671)	(20,044,372)

Net Cash Provided by Operating Activities	$1,439,066	$3,680,348	$2,393,848	$(7,453,412)

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

The Company carries land use rights at cost less accumulated amortization. Land use rights are amortized straight-line over the useful life of 50 years.

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

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

Exchange Rates	9/30/2008	12/31/2007	9/30/2007
Period end RMB : US$ exchange rate	6.855100	7.314100	7.517600
Average period RMB : US$ exchange rate	6.998860	7.617200	7.675760

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

In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees”, an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

3.	RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure banking facilities, which are comprised of loans and notes payables in addition to other collateral.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

4.	NOTES RECEIVABLE

	September 30,	December 31,
	2008	2007

Notes Receivable	$-	$1,891,126
Less: Allowance for Bad Debts	-	(25,635)
	$-	$1,865,491

There were zero Notes Receivable at September 30, 2008. Notes Receivable are typically in the form of bank drafts from customers. Bank drafts are liquid instruments that can be either (a) endorsed to the Company vendors, or (b) discounted to the Company’s own bank. The Company chooses to carry these instruments as notes receivable instead of cash primarily because of the associated time element of these notes, as they are normally due at a later point in time; therefore, these bank drafts represent different risk and reward characteristics.

5.	ACCOUNTS RECEIVABLE

	September 30,	December 31,
	2008	2007

Total Accounts Receivable-Trade	$39,564,757	$33,121,294
Less: Allowance for Bad Debt	(3,597,652)	(1,245,883)
	$35,967,105	$31,875,411

Allowance for Bad Debts
Beginning Balance	$(1,245,883)	$(319,741)
Allowance Provided	(2,351,769)	(1,485,634)
Less: Bad Debt Written Off	-	559,492
Ending Balance	$(3,597,652)	$(1,245,883)

6.	INVENTORY

	September 30,	December 31,
	2008	2007

Raw Materials	$3,100,079	$1,523,444
Work in Progress	10,680,731	4,779,339
Finished Goods	2,070,452	1,593,177
	$15,851,262	$7,895,960

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $303,614 and $138,420 as of September 30, 2008 and December 31, 2007, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople. In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

	September 30,	December 31,
	2008	2007

Category of Asset
Buildings	$11,010,212	$10,318,689
Machinery & Equipment	11,958,734	11,278,647
Furniture & Fixtures	365,430	307,480
Auto	1,037,128	912,333
Other	8,945	8,384
	24,380,448	22,825,532

Less: Accumulated Depreciation
Buildings	(1,726,504)	(1,168,101)
Machinery & Equipment	(1,605,373)	(742,062)
Furniture & Fixtures	(207,697)	(148,777)
Auto	(507,258)	(361,210)
Other	(5,368)	(3,836)
	(4,052,200)	(2,423,986)

Property, Plant, & Equipment, Net	$20,328,248	$20,401,546

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

9.	LAND USE RIGHTS

	September 30,	December 31,
	2008	2007

Land Use Rights	$2,117,431	$1,984,550
Less: Accumulated Amortization	(196,152)	(154,074)
Land Use Rights, Net	$1,921,279	$1,830,476

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

The following table details the assets that are accounted for in the Construction-in-Progress account at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Category
Capitalized Interest	$-	$190,098
Construction - Design Fee	190	20,180
Construction - Inspection Fee	-	2,734
Construction - Labor Cost	-	558,690
Generating Office Equipment	2,343,209	9,297
Blower Workshop	9,010	-
Generating Workshop	8,878,435	4,101,667
Generating Workshop-Materials	2,293,183	1,777,389
Generating Office Building	3,334,637	-
Generating Test Center Construction	11,378	-
Parking Lot	4,376	-
Land Improvement	715,314	24,202
Landscaping	4,933	4,624
Miscellaneous	391,481	60,670
Office Building	-	3,093,750
Pavement	584	547
Showroom	-	46,622
Wall	314,007	7,013
Security System	292	-
Shipping Costs	10,211	-
Equipment Requiring Installation	8009	-
Warehouse Construction	33,514	-
Construction in Progress	$18,352,763	$9,897,484

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	September 30,	December 31,
	2008	2007
Category of Asset
Trademarks	$145,877	$136,722
Mitsubishi License	335,936	314,855
Tianyu CAD License	4,449	4,170
Sunway CAD License	16,776	15,723
Microsoft License	13,932	13,057
	$516,970	$484,527

Less: Accumulated Amortization
Trademarks	$30,999	$23,926
Mitsubishi License	103,986	74,970
Tianyu CAD License	1,280	887
Sunway CAD License	979	524
Microsoft License	4,180	2,938
	$141,424	$103,246

Intangible Assets, Net	$375,546	$381,281

The weighted average amortization period for the Company’s intangible assets at September 30, 2008 and December 31, 2007 was 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at September 30, 2008 and December 31, 2007, for the Company’s bank loans and notes payable.

Name of Bank or Note Holder	Due Date	Interest Rate Per Annum	September 30, 2008	December 31, 2007
Shanghai Pudong Development Bank	8/27/2008	7.02%	$-	$1,093,778
Shanghai Pudong Development Bank	8/22/2008	7.02%	-	1,093,778
Shanghai Pudong Development Bank	6/3/2008	6.57%	-	2,734,444
Shanghai Pudong Development Bank	6/24/2008	6.57%	-	546,889
Shanghai Pudong Development Bank	5/21/2008	6.57%	-	1,367,222
Shanghai Pudong Development Bank	10/23/2008	7.29%	2,917,536	2,734,444
Shanghai Pudong Development Bank	12/9/2008	7.29%	1,458,768	1,367,222
Shanghai Pudong Development Bank	1/7/2009	7.47%	1,458,768	-
Shanghai Pudong Development Bank	5/20/2009	8.964%	729,384	-
Shanghai Pudong Development Bank	5/22/2009	8.964%	729,384	-
Shanghai Pudong Development Bank	5/25/2009	8.964%	729,384	-
Shanghai Pudong Development Bank	5/27/2009	8.964%	729,384	-
Shanghai Pudong Development Bank	5/29/2009	8.964%	729,384	-
Shanghai Pudong Development Bank	6/4/2009	8.964%	729,384	-
Shanghai Pudong Development Bank	6/23/2009	8.964%	583,507	-
Shanghai Pudong Development Bank	8/26/2009	8.964%	1,167,014	-
Shanghai Pudong Development Bank	8/24/2009	8.964%	1,167,014	-
Citic Industrial Bank	9/19/2008	7.29%	-	3,418,056
Citic Industrial Bank	3/28/2008	4.80%	-	6,143
Citic Industrial Bank - Auto Loan	3/10/2008	5.76%	-	2,428
Citic Industrial Bank	2/17/2008	6.73%	-	2,734,444
Citic Industrial Bank	2/17/2008	6.73%	-	2,734,444
Citic Industrial Bank	10/9/2008	-	25,492	-
Citic Industrial Bank	10/22/2008	-	42,364	-
Citic Industrial Bank	3/3/2009	8.217%	2,917,536	-
Xin Ge Lin Co., Ltd.	1/15/2009	-	1,458,768	-
Xin Ge Lin Co., Ltd.	1/16/2009	-	4,376,304	-
Huaxia Credit Cooperative	On Demand	-	437,630
Chongqing Sailimeng Electrical Equipment Co. Ltd.	1/22/2009	-	199,851	-
E Zhou City Nanyang Material Co. Ltd.	1/22/2009	-	29,175	-
E Zhou City Nanyang Material Co. Ltd.	11/15/2008	-	7,294	-
E Zhou City Zhongtian Environmental Protection Equipment Co, Ltd	1/22/2009	-	72,938	-
Hanchuan City Maan Village Model Factory	11/15/2008	-	14,588	-
Hubei Jiutong Electrical Equipment Co. Ltd.	1/22/2009	-	87,526	-
Hubei Jiutong Electrical Equipment Co. Ltd.	11/15/2008	-	43,763	-
Hubei Gedian Development Zone Changfa Auto Parts	11/15/2008	-	43,763	-
Hubei Gedian Development Zone Changfa Auto Parts	1/22/2009	-	43,763	-
Hubei Gedian Development Zone Lianrui Machinery	1/22/2009	-	14,588	-

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

Name of Bank or Note Holder	Due Date	Interest Rate Per Annum	September 30, 2008	December 31, 2007
Tianjin Jinbo Meter Technology Co., Ltd.	1/22/2009	-	29,175	-
Tianjin Jinbo Meter Technology Co., Ltd.	11/15/2008	-	24,799	-
Wuhan City Jingda Meter Manufactory	1/22/2009	-	29,175	-
Wuhan Huaxiang Forging Co. Ltd.	1/22/2009	-	55,433	-
Wuhan Xingelin Environmental Protection Equipment Co., Ltd	3/27/2009	-	2,188,152	-
Wuhan Xingelin Environmental Protection Equipment Co., Ltd	2/28/2009	-	729,384	-
Wuhan Xingelin Environmental Protection Equipment Co., Ltd	2/28/2009	-	291,754	-
Wuhan Xingelin Environmental Protection Equipment Co., Ltd	2/28/2009	-	291,754	-
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	3/27/2009	-	1,458,768	-
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	3/2/2009	-	1,458,768	-
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	2/18/2009	-	743,972	-
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	2/18/2009	-	579,685	-
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	2/28/2009	-	729,384	-
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	2/28/2009	-	291,754	-
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	2/28/2009	-	145,877	-
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	2/28/2009	-	145,877	-
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	3/2/2009	-	291,754	-
Wuhan Pengmai Auto Transport Co. Ltd.	11/15/2008	-	14,588	-
Wuhan City Caidian District Tongxin Metalurgical Parts	1/22/2009	-	80,232	-
Wuhan City Liufang Normteile Co. Ltd.	1/22/2009	-	49,598	-
Wuhan City Shengjie Chemical Plant Co. Ltd.	11/15/2008	-	29,175	-
Wuhan City Shengjie Chemical Plant Co. Ltd.	1/22/2009	-	58,351	-
Wuhan City Xinjian Forging Co. Ltd.	11/15/2008	-	18,964	-
Wuhan City Xinnong Forging Co. Ltd.	1/22/2009	-	18,964	-
Wuhan City Xinjian Forging Co. Ltd.	1/22/2009	-	14,588	-
Wuhan City Xinnong Forging Co. Ltd.	11/15/2008	-	14,588	-
Wuhan George Special Steel Co., Ltd	1/22/2009	-	189,640	-
Wuhan Weixiang Material Co. Ltd.	11/15/2008	-	29,175	-
Wuhan Weixiang Material Co. Ltd.	11/15/2008	-	29,175	-
Wuhan Weixiang Material Co. Ltd.	1/22/2009	-	43,763	-
Wuhan Shanghe Metalurgical Screen Manufactory	1/22/2009	-	17,505	-
Wuhan City Zhiwei Transportation Machinery Manufactory Co., Ltd	1/22/2009	-	29,175	-
Wuxi City Houde Automatic Meter Manufactory	1/22/2009	-	29,175	-

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

Name of Bank or Note Holder	Due Date	Interest Rate Per Annum	September 30, 2008	December 31, 2007
Xi’an Electrical Equipment Company Wuhan Branch	1/22/2009	-	47,045	-
Zhejiang Zhuji City Bushing Co.	1/22/2009	-	43,763	-
Zhejiang Zhongfa Power Equipment Co., Ltd.	1/22/2009	-	58,351	-
Various Other Notes			238,873	8,299,372
Total			$33,484,407	$28,132,664

Banking facilities extended by the CITIC Industrial Bank and Shanghai Pudong Development Bank were secured by the Company’s mortgage of real property.

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

The following table summarizes the activity related to the Company’s product warranty liability for the nine months ended September 30, 2008 and the year ended December 31, 2007:

	September 30,	December 31,
	2008	2007

Balance at beginning of period	$949,603	$249,234
Accruals for current & pre-existing warranties issued during period	647,175	725,626
Less: Settlements made during period	(50,727)	(25,257)
Balance at end of period	$1,546,051	$949,603

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

14.	CAPITALIZATION

Series B Convertible Preferred Stock

On September 5, 2008, the Company entered into an Agreement to Amend Series J Warrants of the Company with holders of warrants exercisable for a majority of the shares of warrant stock issuable under the Company’s Series A, B and J warrants. This agreement amends the Series J Warrants so that such warrants are exercisable for shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share. Prior to this agreement, such warrants were exercisable for shares of the Company’s common stock.

In connection with this agreement, the Company designated 9,358,370 shares of preferred stock as “Series B Convertible Preferred Stock, par value $0.0001 per share” with those rights and preferences as set forth in the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of the Company. The Series B Convertible Preferred Stock ranks senior to the Company’s common stock and junior to the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share. The shares of Series B Convertible Preferred Stock are convertible on a one-for-one basis into shares of the Company’s common stock. Except with respect to specified transactions that may affect the rights, preferences, privileges or voting power of the Series B Convertible Preferred Stock and except as otherwise required by Nevada law, the Series B Convertible Preferred Stock has no voting rights. The Series B Convertible Preferred Stock is non-redeemable and is not entitled to dividends. When accounting for the Series B Convertible Preferred Stock, the Company determined they qualified as equity because the aforementioned characteristics made them akin to common stock.

Two of the investors holding the amended warrant agreement for J Warrants exercised their right to purchase Series B Convertible Preferred Stock at $2.33 per share. The total number of shares issued was 5,066,524. The company received gross proceeds of $11,805,001 for the issuance of those shares. The total issuance cost paid to the placement agent, 1st Bridgehouse Securities, was 10% of the gross proceeds, or $1,180,500. Therefore, the net proceeds received from transaction was $10,624,501.

Simultaneously with the exercise of a portion of the Series J warrants, a corresponding portion of the Series B and Series JJ warrants became exercisable. Accordingly, the Company accounted for the net proceeds of this issuance by allocating to Par Value, Additional Paid in Capital attributable to Series B Convertible Preferred Stock, and Additional Paid in Capital attributable to Series B and JJ Warrants. The Company determined that the Series B Convertible Preferred Stock had a beneficial conversion feature (BCF). Accordingly, the Company accounted for this BCF as a constructive preferred dividend, which is a charge that reduces retained earnings and increases additional paid in capital attributable to the Series B Convertible Preferred Stock. The Company also transferred a prorated portion of proceeds previously recorded under Warrants A, J, B, and C to the Additional Paid in Capital of Series B Convertible Preferred Stock to reflect the exercise of the amended warrant agreement.

Penalty

Certain investors were awarded a penalty for the Company’s failure to achieve listing status by a predetermined date, which was a term stipulated in the securities purchase agreement dated February 7, 2007. During the three and nine months ended September 30, 2008, the investors were awarded 300,690 and 863,894 shares of common stock, respectively. The Company recorded an expense to statements of income for the issuance of these shares.

Exercise of Series C Warrants

During the three months ended September 30, 2008, one holder of Series C Warrants, which were issued to the placement agent in the Company’s financing transaction dated February 7, 2007, exercised the right to purchase 205,751 shares of common stock. The transaction was a cashless exercise. Accordingly, the Company issued to the holder 115,361 shares of common stock and recorded a charge to earnings for the additional cost to the Company of issuing the shares.

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

The following table provides a summary of the total number of shares of fully diluted common stock at September 30, 2008:

Number of Shares
Common Stock Outstanding	24,044,312
Common Stock Issuable upon:
- Conversion of Preferred Stock	12,001,467
- Exercise of Warrants	19,016,994
- Exercise of Stock Options	160,000
Total number of Shares of Fully Diluted Common Stock	55,222,773

Subsequent Events

Subsequent to September 30, 2008, three more J Warrant holders exercised their right to purchase Series B Convertible Preferred Stock at $2.33 per share.  The total number of shares issued was 1,302,554.  The Company received net proceeds of $2,731,456.

15.	COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered Paid-in capital. The Company had future unfunded commitments, as provided below.

	September 30,	December 31,
	2008	2007

Unadjusted Registered Capital in PRC	$35,982,303	$35,982,303
50% maximum thereof	17,991,152	17,991,152

Less: Amounts Appropriated to Statutory Reserve	(2,608,270)	(633,771)
Unfunded Commitment	$15,382,882	$17,357,381

16.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25%; however, the Company was approved as a foreign investment enterprise in March 2007, and in accordance with the relevant regulations regarding the favorable tax treatment for a foreign investment enterprise, the Company is entitled to a two-year tax exemption followed by a three-year half exemption. For the periods ended September 30, 2008 and 2007 the Company was still within the two year tax exemption period, and accordingly, made no provision for income taxes.

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

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net Income	$4,629,523	$6,554,851	$14,892,519	$12,590,960
Preferred Dividends	215,829	299,625	733,289	773,279
Series A Constructive Preferred Dividend	-	-	-	10,501,982
Series B Constructive Preferred Dividend	3,027,542	-	3,027,542	-
Income Available to Common Stockholders	$1,386,152	$6,255,226	$11,131,688	$1,315,699

Original Shares:	22,857,711	19,712,446	19,712,446	19,712,446
Additions from Actual Events
- Issuance of Common Stock	90,207	-	299,156	-
- Conversion of Preferred Stock into Common Stock	2,915,966	-	1,873,610	-
- Issuance of Common Stock resulting from the Exercise of Warrants	66,653		22,218
Basic Weighted Average Shares Outstanding	25,930,537	19,712,446	21,907,429	19,712,446

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock	8,413,944	10,287,554	7,371,588	8,877,778
- Conversion of Series B Preferred Stock	-	-	-	-
- Exercise of Investor Warrants & Placement Agent Warrants	13,113,043	16,200,613	16,083,880	10,532,417
- Exercise of Employee & Director Stock Options	-	-	2,464	-
- Exercise of Investor Relations Options	-	-	-	-
Diluted Weighted Average Shares Outstanding:	47,457,524	46,200,613	45,365,361	39,122,641

Earnings Per Share
- Basic	$0.05	$0.32	$0.51	$0.07
- Diluted	$0.03	$0.14	$0.33	$0.03

Weighted Average Shares Outstanding
- Basic	25,930,537	19,712,446	21,907,429	19,712,446
- Diluted	47,457,524	46,200,613	45,365,361	39,122,641

Supplemental Data (EPS in the absence of Constructive Preferred Dividends):
Earnings Per Share
- Basic	$0.17	$0.32	$0.65	$0.60
- Diluted	$0.10	$0.14	$0.33	$0.48

Weighted Average Shares Outstanding
- Basic	25,930,537	19,712,446	21,907,429	19,712,446
- Diluted	47,513,819	46,200,613	45,384,126	39,122,641

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

18.	OPERATING SEGMENTS

The Company individually tracks the performance of its two operating subsidiaries: Wuhan Blower and Wuhan Generating Equipment. Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers. Wuhan Generating Equipment is primarily engaged in the design, manufacture, installation, and service of power generating equipment. Below is a presentation of the Company’s financial position for its operating subsidiaries at September 30, 2008, and 2007, and results of operations for the nine month periods then ended. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations		Wuhan	Company,
nine months ended	Wuhan	Generating	UFG,
September 30, 2008	Blower	Equipment	Adjustments	Total
Sales	$44,235,650	$46,346,041	$-	$90,581,691
Cost of Sales	30,299,630	32,632,500	-	62,932,130
Gross Profit	13,936,020	13,713,541	-	27,649,561

Operating Expenses	4,905,937	2,720,031	1,753,210	9,379,177

Other Income (Expenses)	(1,325,421)	(704,416)	(1,348,028)	(3,377,865)

Earnings before Tax	7,704,662	10,289,094	(3,101,238)	14,892,519

Tax	-	-	-	-

Net Income	$7,704,662	$10,289,094	$(3,101,238)	$14,892,519

Financial Position		Wuhan	Company,
at	Wuhan	Generating	UFG,
September 30, 2008	Blower	Equipment	Adjustments	Total
Current Assets	$74,944,250	$34,808,865	$(14,592,008)	$95,161,107
Non Current Assets	15,005,654	25,972,180	-	40,977,835
Total Assets	89,949,905	60,781,045	(14,592,008)	136,138,942

Current Liabilities	28,918,446	34,537,866	(13,702,434)	49,753,877
Total Liabilities	28,918,446	34,537,866	(13,702,434)	49,753,877

Net Assets	61,031,459	26,243,180	(889,574)	86,385,065

Total Liabilities & Net Assets	$89,949,905	$60,781,045	$(14,592,008)	$136,138,942

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

Results of Operations		Wuhan	Company,
nine months ended	Wuhan	Generating	UFG,
September 30, 2007	Blower	Equipment	Adjustments	Total
Sales	$30,217,094	$30,125,680	$-	$60,342,774
Cost of Sales	18,678,246	21,832,961	-	40,511,207
Gross Profit	11,538,848	8,292,719	-	19,831,567

Operating Expense	3,631,391	857,872	959,728	5,448,991

Other Income (Expense)	(680,629)	(1,221)	(1,111,191)	(1,793,042)

Earnings before Tax	7,226,827	7,433,625	(2,069,493)	12,590,960

Tax	-	-	-	-

Net Income	$7,226,827	$7,433,625	$(2,069,493)	$12,590,960

Financial Position		Wuhan	Company,
at	Wuhan	Generating	UFG,
September 30, 2007	Blower	Equipment	Adjustments	Total
Current Assets	$65,200,163	$12,473,192	$(11,843,746)	$65,829,609
Non Current Assets	21,411,087	9,163,497	-	30,574,584
Total Assets	86,611,250	21,636,689	(11,843,746)	96,404,193

Current Liabilities	59,429,942	7,469,875	(23,599,459)	44,444,202
Total Liabilities	59,429,942	7,469,875	(23,599,459)	44,444,202

Net Assets	27,181,308	14,166,815	10,611,868	51,959,991

Liabilities & Net Assets	$86,611,250	$21,636,689	$(11,843,748)	$96,404,193

Wuhan General Group (China) Inc.
Notes to Financial Statements
(Stated in US Dollars)

19.	STOCK COMPENSATION EXPENSE

On November 30, 2007, the Company’s Board of Directors adopted the Wuhan General Group (China), Inc. 2007 Stock Option Plan (the “Plan”). The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 3,000,000 shares. The Company’s employees, directors, and service providers are eligible to participate in the Plan.

For the three and nine months ended September 30, 2008, the Company recorded $36,742 and $281,630 of stock compensation expense, respectively. The entire stock option compensation expense was recorded as a general and administrative expense given the nature of the work contribution of the grantees.

The range of the exercise prices of all the shares granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	160,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

No tax benefit has yet to be accrued or realized. For the nine months ended September 30, 2008, the Company operated as an income tax-free entity in the PRC, and the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the options granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$0.9077
Risk-free interest rate:	3.97%
Expected volatility:	20.00%
Expected life in months:	96.88

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of September 30, 2008 and December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2008 and 2007. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP

South San Francisco, California	Samuel H. Wong & Co., LLP
October 26, 2008	Certified Public Accountants

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the three and nine month periods ended September 30, 2008 and 2007.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Sales. Sales increased $3.43 million, or 11.24%, to $33.95 million for the three months ended September 30, 2008 from $30.52 million for the same period in 2007. This increase was mainly attributable to the further penetration of the Company’s customer base in the iron and steel, power generation, petrochemical and other industries and the execution of more contracts in the period for both our industrial blower and turbine businesses.

Cost of Sales. Our cost of sales increased $3.90 million, or 19.44%, to $23.93 million for the three months ended September 30, 2008 from $20.04 million during the same period in 2007. Gross margin for the three months ended September 30, 2008 was 29.51%, which is 4.84% lower than the gross margin of 34.35% for the same period of 2007. The lower gross margin is primarily due to a significant increase in raw material costs as compared to the prior corresponding period.

Selling Expenses. Our selling expenses decreased $103,944, or 11.08%, to $834,590 for the three months ended September 30, 2008 from $938,534 for the same period in 2007. As a percentage of sales, selling expenses were 2.46% for the three months ended September 30, 2008 compared to 3.07% for the same period in 2007. This decrease as a percentage of sales was primarily attributable to better control on entertainment expenses relating to sales and marketing.

General and Administrative Expenses. Our general and administrative expenses increased $631,976, or 42.68%, to $2.11 million for the three months ended September 30, 2008 from $1.48 million for the same period in 2007. As a percentage of sales, general and administrative expenses were 6.22% for the three months ended September 30, 2008 compared to 4.85% for the same period in 2007. This increase as a percentage of sales was primarily attributable to expenses associated with being a U.S. public company.

Warranty Expense. Our warranty expense decreased to $89,958 for the three months ended September 30, 2008 from $91,059 for the same period in 2007. As a percentage of sales, warranty expense was 0.26% for the three months ended September 30, 2008 compared to 0.30% for the same period in 2007.

Operating Income. Our operating income decreased $0.99 million, or 12.45%, to $6.98 million for the three months ended September 30, 2008 from $7.97 million for the same period in 2007. As a percentage of sales, operating income was 20.56% for the three months ended September 30, 2008 compared to 26.12% for the same period in 2007. This decrease was due primarily to the significant increase in raw material costs and expenses associated with being a U.S. public company.

Interest Income. Our interest income increased to $288,177 for the three months ended September 30, 2008 from $94,798 for the same period in 2007. This increase was due to interest we received on deposits with Shanghai Pudong Development Bank.

Other Expenses. Our other expenses increased $231,064, or 20.19%, to $1.38 million for the three months ended September 30, 2008 from $1.14 million for the same period in 2007. As a percentage of sales, other expenses were 4.05% for the three months ended September 30, 2008 compared to 3.75% for the same period in 2007. This increase as a percentage of sales was primarily attributable to one-time, non-cash charges related to capital markets activities, including warrant exercises and stock issuances.

Interest Expense. Our interest expense increased $895,114, or 242.46%, to $1.26 million for the three months ended September 30, 2008 from $369,187 for the same period in 2007. This increase was due to increased interest rates on our bank loans and increased bank fees associated with the greater use of notes receivable as payment from customers. As a percentage of sales, interest expense was 3.72% for the three months ended September 30, 2008 and 1.21% for the same period in 2007.

Income Tax. Based on our understanding of the implementation of new Chinese tax rules, we do not believe Wuhan Blower and Wuhan Generating were subject to PRC income tax during the three months ended September 30, 2008. The Company did not incur any U.S. income tax liability during the three months ended September 30, 2008.

Net Income. Net income decreased $1.93 million, or 29.37%, to $4.63 million during the three months ended September 30, 2008 from $6.55 million during the same period in 2007, as a result of the factors described above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Sales. Sales increased $30.24 million, or 50.11%, to $90.58 million for the nine months ended September 30, 2008 from $60.34 million for the same period in 2007. This increase was mainly attributable to the further penetration of the Company’s customer base in the iron and steel, power generation, petrochemical and other industries and the execution of more contracts in the period for both our industrial blower and turbine businesses.

Cost of Sales. Our cost of sales increased $22.42 million, or 55.34%, to $62.93 million for the nine months ended September 30, 2008 from $40.51 million during the same period in 2007. Gross margin for the nine months ended September 30, 2008 was 30.52%, which is less than the gross margin of 32.86% for the same period in 2007. The lower gross margin is primarily due to a significant increase in raw material costs as compared to the prior corresponding period.

Selling Expenses. Our selling expenses increased $496,827, or 30.42%, to $2.13 million for the nine months ended September 30, 2008 from $1.63 million for the same period in 2007. As a percentage of sales, selling expenses were 2.35% for the nine months ended September 30, 2008 compared to 2.71% for the same period in 2007. This decrease as a percentage of sales was primarily attributable to the economies of scale that we achieved due to the significant increase in sales.

General and Administrative Expenses. Our general and administrative expenses increased $3.30 million, or 100.07%, to $6.60 million for the nine months ended September 30, 2008 from $3.30 million for the same period in 2007. As a percentage of sales, general and administrative expenses were 7.29% for the nine months ended September 30, 2008 compared to 5.47% for the same period in 2007. This increase as a percentage of sales was primarily attributable to increased research and development expenses. In addition, expenses associated with being a U.S. public company also contributed to increased general and administrative expenses.

Warranty Expense. Our warranty expense increased to $647,175 for the nine months ended September 30, 2008 from $514,520 for the same period in 2007. As a percentage of sales, warranty expense was 0.71% for the nine months ended September 30, 2008 compared to 0.85% for the same period in 2007.

Operating Income. Our operating income increased $3.89 million, or 27.02%, to $18.27 million for the nine months ended September 30, 2008 from $14.38 million for the same period in 2007. As a percentage of sales, operating income was 20.17% for the nine months ended September 30, 2008 compared to 23.84% for the same period in 2007. This decrease was due primarily to the increase in our general and administrative expenses.

Interest Income. Our interest income increased to $636,626 for the nine months ended September 30, 2008 from $108,923 for the same period in 2007. This increase was due to interest we received on deposits with Shanghai Pudong Development Bank.

Other Expenses. Our other expenses increased $347,448, or 30.34%, to $1.49 million for the nine months ended September 30, 2008 from $1.15 million for the same period in 2007. The increase in other expenses was primarily attributable to one-time, non-cash charges related to capital markets activities, including warrant exercises and stock issuances. As a percentage of sales, other expenses were 1.65% for the nine months ended September 30, 2008 compared to 1.90% for the same period in 2007.

Interest Expense. Our interest expense increased $1.77 million, or 233.26%, to $2.52 million for the nine months ended September 30, 2008 from $756,695 for the same period in 2007. This increase was due to our significant increase in bank loans and notes. As a percentage of sales, interest expense was 2.78% for the nine months ended September 30, 2008 compared to 1.25% for the same period in 2007.

Income Tax. Based on our understanding of the implementation of new Chinese tax rules, we do not believe Wuhan Blower and Wuhan Generating were subject to PRC income tax during the nine months ended September 30, 2008. Wuhan General did not incur any U.S. income tax liability during the nine months ended September 30, 2008.

Net Income. Net income increased $2.30 million, or 18.28%, to $14.89 million during the nine months ended September 30, 2008 from $12.59 million during the same period in 2007, as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $10.06 million and restricted cash of $11.58 million.

As of September 30, 2008, we had banking facilities in the form of bank loans and loan facilities from other non-bank entities totaling approximately $33.48 million (based on an exchange rate of 6.8551 RMB per 1 U.S. dollar). Information regarding these loans is set forth below in US $.

Name of Bank or Note Holder	Due Date	Interest Rate Per Annum	September 30, 2008
Shanghai Pudong Development Bank	10/23/2008	7.29%	$2,917,536
Shanghai Pudong Development Bank	12/9/2008	7.29%	1,458,768
Shanghai Pudong Development Bank	1/7/2009	7.47%	1,458,768
Shanghai Pudong Development Bank	5/20/2009	8.964%	729,384
Shanghai Pudong Development Bank	5/22/2009	8.964%	729,384
Shanghai Pudong Development Bank	5/25/2009	8.964%	729,384
Shanghai Pudong Development Bank	5/27/2009	8.964%	729,384
Shanghai Pudong Development Bank	5/29/2009	8.964%	729,384
Shanghai Pudong Development Bank	6/4/2009	8.964%	729,384
Shanghai Pudong Development Bank	6/23/2009	8.964%	583,507
Shanghai Pudong Development Bank	8/26/2009	8.964%	1,167,014
Shanghai Pudong Development Bank	8/24/2009	8.964%	1,167,014
Citic Industrial Bank	10/9/2008	-	25,492
Citic Industrial Bank	10/22/2008	-	42,364
Citic Industrial Bank	3/3/2009	8.217%	2,917,536
Xin Ge Lin Co., Ltd.	1/15/2009	-	1,458,768
Xin Ge Lin Co., Ltd.	1/16/2009	-	4,376,304
Huaxia Credit Cooperative	On Demand	-	437,630
Chongqing Sailimeng Electrical Equipment Co. Ltd.	1/22/2009	-	199,851
E Zhou City Nanyang Material Co. Ltd.	1/22/2009	-	29,175
E Zhou City Nanyang Material Co. Ltd.	11/15/2008	-	7,294
E Zhou City Zhongtian Environmental Protection Equipment Co, Ltd	1/22/2009	-	72,938
Hanchuan City Maan Village Model Factory	11/15/2008	-	14,588
Hubei Jiutong Electrical Equipment Co. Ltd.	1/22/2009	-	87,526
Hubei Jiutong Electrical Equipment Co. Ltd.	11/15/2008	-	43,763
Hubei Gedian Development Zone Changfa Auto Parts	11/15/2008	-	43,763
Hubei Gedian Development Zone Changfa Auto Parts	1/22/2009	-	43,763
Hubei Gedian Development Zone Lianrui Machinery	1/22/2009	-	14,588
Tianjin Jinbo Meter Technology Co,, Ltd.	1/22/2009	-	29,175
Tianjin Jinbo Meter Technology Co,, Ltd.	11/15/2008	-	24,799
Wuhan City Jingda Meter Manufactory	1/22/2009	-	29,175
Wuhan Huaxiang Forging Co. Ltd.	1/22/2009	-	55,433
Wuhan Xingelin Environmental Protection Equipment Co, Ltd	3/27/2009	-	2,188,152
Wuhan Xingelin Environmental Protection Equipment Co, Ltd	2/28/2009	-	729,384
Wuhan Xingelin Environmental Protection Equipment Co, Ltd	2/28/2009	-	291,754
Wuhan Xingelin Environmental Protection Equipment Co, Ltd	2/28/2009	-	291,754

Name of Bank or Note Holder	Due Date	Interest Rate Per Annum	September 30, 2008
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	3/27/2009	-	1,458,768
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	3/2/2009	-	1,458,768
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	2/18/2009	-	743,972
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	2/18/2009	-	579,685
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	2/28/2009	-	729,384
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	2/28/2009	-	291,754
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	2/28/2009	-	145,877
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	2/28/2009	-	145,877
Wuhan City Jinnuo Economy and Trade Development Co., Ltd.	3/2/2009	-	291,754
Wuhan Pengmai Auto Transport Co. Ltd.	11/15/2008	-	14,588
Wuhan City Caidian District Tongxin Metalurgical Parts	1/22/2009	-	80,232
Wuhan City Liufang Normteile Co. Ltd.	1/22/2009	-	49,598
Wuhan City Shengjie Chemical Plant Co. Ltd.	11/15/2008	-	29,175
Wuhan City Shengjie Chemical Plant Co. Ltd.	1/22/2009	-	58,351
Wuhan City Xinjian Forging Co. Ltd.	11/15/2008	-	18,964
Wuhan City Xinnong Forging Co. Ltd.	1/22/2009	-	18,964
Wuhan City Xinjian Forging Co. Ltd.	1/22/2009	-	14,588
Wuhan City Xinnong Forging Co. Ltd.	11/15/2008	-	14,588
Wuhan George Special Steel Co., Ltd	1/22/2009	-	189,640
Wuhan Weixiang Material Co. Ltd.	11/15/2008	-	29,175
Wuhan Weixiang Material Co. Ltd.	11/15/2008	-	29,175
Wuhan Weixiang Material Co. Ltd.	1/22/2009	-	43,763
Wuhan Shanghe Metalurgical Screen Manufactory	1/22/2009	-	17,505
Wuhan City Zhiwei Transportation Machinery Manufactory Co., Ltd	1/22/2009	-	29,175
Wuxi City Houde Automatic Meter Manufactory	1/22/2009	-	29,175
Xi’an Electrical Equipment Company Wuhan Branch	1/22/2009	-	47,045
Zhejiang Zhuji City Bushing Co	1/22/2009	-	43,763
Zhejiang Zhongfa Power Equipment Co., Ltd.	1/22/2009	-	58,351
Various Other Notes			238,873
Total			$33,484,407

Certain notes payable, as indicated above, do not have a stated interest rate. These notes are payable on demand by the lenders. The lenders have given extended credit terms secured by pledge of the Company’s restricted cash.

We plan to either repay this debt as it matures or refinance this debt with other debt. For the quarter ended September 30, 2008, the amount of our outstanding debt from bank loans and notes increased $4.98 million. While the amount of our bank debt decreased, the amount of notes significantly increased.

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

On September 29, 2008, the Company raised approximately $11.8 million in gross proceeds from the exercise of a portion of the Company’s Series J warrants. These warrant holders exercised the Series J warrants for 5,006,524 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), which is convertible on a one-to-one basis for the Company’s common stock, par value $0.0001 per share. The Company paid approximately $1.18 million in commissions in connection with these warrant exercises.

In October and November 2008, the Company raised approximately $3.03 million in gross proceeds from additional exercises of Series J warrants. These warrants were exercised for 1,302,554 shares of the Company’s Series B Preferred Stock and the Company paid approximately $303,500 in commissions in connection with these warrant exercises.

The Company believes that its currently available working capital, combined with cash from operations, should be adequate to sustain operations at current levels through at least the next 12 months. In order to continue the pace of the Company’s recent growth, the Company may need additional capital.

At September 30, 2008, we had $35.97 million in accounts receivable, which is consistent with the amount at June 30, 2008. Our sales increased 9.49% for the quarter ended September 30, 2008 compared to the prior quarter. The stabilization of our accounts receivable in light of increased sales demonstrates our continued efforts to collect and our continued emphasis on the alignment of sales commissions with the collection on sales.

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

At September 30, 2008, we had $5.44 million in other receivables, compared to $2.82 million at June 30, 2008. This increase was primarily due to a significant increase in deposits made in connection with new project bids by the Company. If the customer does not select the Company for the project, the deposit will be returned to the Company. If the Company is selected for the project, these funds remain on deposit with the customer until the project is completed.

At September 30, 2008, we had no notes receivable, which is consistent with the prior period. We had other payable of $2.20 million at September 30, 2008 related to accruals for materials that have been provided or services rendered, but for which no invoice has been received from the vendor.

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

Accounting for Impairment of Long-Lived Assets: We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of September 30, 2008 and December 31, 2007, there were no significant impairments of long-lived assets.

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

Exchange Rates	September 30, 2008	September 30, 2007
Period end RMB: US$ exchange rate	6.8551	7.5176
Average RMB during period: US$ exchange rate	6.99886	7.67576

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

In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees,” an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the quarter ended September 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business

Our steam and water turbine business is a critical component of our growth and overall business strategy, yet our turbine facility is not fully operational and we have little experience manufacturing turbines.

In late 2005, Wuhan Blower reached an understanding with many of the former management members of Wuhan Turbine Works, a business owned by China Chang Jiang Energy Corporation, whereby it would establish a new business utilizing their management and technology to manufacture small to mid-size steam and water turbines. Since that time, we have begun production of turbines in our existing manufacturing facilities and in shared facilities. In March 2006, we broke ground on a new turbine manufacturing facility. The construction of the new turbine manufacturing facility has been completed; however, the installation of customized equipment for this facility will not be completed until the first quarter of 2009. We have begun production of turbines from this facility and will expand production once the installation is complete. The manufacture of turbines has become a critical component of our business. However, we have only two years experience manufacturing turbines.

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

In conjunction with the preparation of this Form 10-Q, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon this evaluation, our CEO and CFO concluded that disclosure controls and procedures contained significant deficiencies and material weaknesses. For more detailed information regarding our disclosure controls and procedures, see Part I, Item 4T Controls and Procedures.

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

We have incurred substantial debt to finance our growth. As of September 30, 2008, we had approximately $33.48 million of outstanding bank loans and notes. This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of September 30, 2008, we had an aggregate amount of $35.97 million in accounts receivables. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected. A significant amount of customer defaults would be most likely to occur in an economic or industry downturn. Such an event could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations.

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

As of November 12, 2008, there were 25,832,308 shares of our common stock issuable upon conversion of outstanding Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

In the event that we issue common stock or securities convertible into common stock in the future for consideration that is less than the conversion price of our outstanding Series A Preferred Stock or the exercise prices of our outstanding warrants, the number of shares that we would be required to issue upon conversion of the Series A Preferred Stock would be increased and the exercise prices of the warrants would be decreased.

The terms of our outstanding convertible Series A Preferred Stock and warrants provide for a downward adjustment in the conversion price of our Series A Preferred Stock and exercise prices of the warrants in the event that we subsequently issue shares of our common stock, or securities convertible into or exercisable for our common stock, for consideration that is less than the conversion or exercise prices of these previously issued securities. Any reduction of the conversion price of our Series A Preferred Stock as a result of these adjustment provisions would require that we issue a greater number of shares upon conversion of Series A Preferred Stock than we would have issued in the absence of these provisions. Any additional shares that we issue as a result of these adjustment provisions would cause further dilution to our existing stockholders. In addition, any reduction of the exercise price of the warrants as a result of these adjustment provisions would reduce the amount of cash that we receive in connection with an exercise of such warrants.

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

Fame Good International Limited, a holding company controlled by our President and Chief Executive Officer, Xu Jie, is the owner of approximately 74.45% of our outstanding voting securities (excluding shares of our Preferred Stock which, until converted into common stock, only vote as a class on certain matters affecting such Preferred Stock). As a result, Mr. Xu possesses significant influence, giving him the ability, among other things, to elect each member of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control also may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer. Additionally, Mr. Xu’s interests may differ from the interests of our other stockholders.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. Since then, the Renminbi has appreciated by approximately 21.16% against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2008, the Company raised approximately $11.8 million in gross proceeds from the exercise of a portion of the Company’s Series J warrants. These warrant holders exercised the Series J warrants for 5,006,524 shares of the Company’s Series B Preferred Stock, which is convertible on a one-to-one basis for the Company’s common stock, par value $0.0001 per share. The Company paid approximately $1.18 million in commissions in connection with these warrant exercises.

In October and November 2008, the Company raised approximately $3.03 million in gross proceeds from additional exercises of Series J warrants. These warrants were exercised for 1,302,554 shares of the Company’s Series B Preferred Stock and the Company paid approximately $303,500 in commissions in connection with these warrant exercises.

The Series J warrants had an exercise price of $2.33 and expired on November 7, 2008. The Series B Preferred Stock was issued in private placement transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 8, 2008, we filed with the SEC and provided to our stockholders an Information Statement on Schedule 14C. The purpose of the Information Statement was to inform the holders of record of shares of our common stock as of the close of business on August 28, 2008 that our Board of Directors had recommended, and that the holder of a majority of our common stock had approved by written consent in lieu of a meeting of stockholders dated September 4, 2008, an amendment to our Articles of Incorporation to allow for the designation of preferred stock with different rankings. Prior to this amendment, the Company could only designate different series of preferred stock that were of equal ranking.

The Information Statement was circulated to advise our stockholders of a corporate action that had already been approved by the written consent of our stockholder who holds a majority of our common stock. Therefore, the Information Statement was being sent to the stockholders for informational purposes only. Pursuant to Rule 14c-2 of the Exchange Act, the corporate action would not be effective until twenty days after the date that the Information Statement was mailed to our stockholders.

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

Date: November 14, 2008

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