Form 10-K
period 2008-12-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2009-03-31
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K
(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file number 001-34125

WUHAN GENERAL GROUP (CHINA), INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1092589
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

Canglongdao Science Park of Wuhan East Lake Hi-Tech Development Zone Wuhan, Hubei, People’s Republic of China (Address of Principal Executive Offices)	430200 (Zip Code)

           86-27-5970-0069
(Registrant’s Telephone Number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Based on the average bid and asked price quoted on the OTC Bulletin Board as of June 30, 2008 (prior to our listing on the NASDAQ Capital Market on July 18, 2008), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $32,928,000.

As of March 30, 2009, the registrant had a total of 25,070,346 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this report includes some statements that are not purely historical fact and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, ability to refinance outstanding debt, completion of our turbine manufacturing facility on our main Wuhan campus and workshop and related facilities of Wuhan Xingelin Machinery Equipment Manufacturing Co., Ltd. and growth of our blower and turbine businesses.  The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	vulnerability of our business to general economic downturn;
•	our ability to obtain financing on favorable terms;
•	establishing our new business segment relating to industrial parts and machinery equipment;
•	operating in the PRC generally and the potential for changes in the laws of the PRC that affect our operations;
•	remediating material weaknesses in our internal control over financial reporting;
•	our failure to meet or timely meet contractual performance standards and schedules;
•	our dependence on the steel and iron markets;
•	exposure to product liability and defect claims;
•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;
•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and
•	the other factors referenced in this report.

These risks and uncertainties, along with others, are also described in the Risk Factors section in Part I, Item 1A of this Form 10-K.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1.             Business.

Overview

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through our wholly owned subsidiary, Universe Faith Group, Ltd. (“UFG”), which has no operations of its own and only serves to hold our Chinese operating subsidiaries, Wuhan Blower Co., Ltd. (“Wuhan Blower”), Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating”) and Wuhan Xingelin Machinery Equipment Manufacturing Co., Ltd. (“Wuhan Xingelin Equipment”). Wuhan Blower is a manufacturer of industrial blowers that are principally components of steam-driven electrical power generation plants. Wuhan Generating manufactures industrial steam and water turbines, which also are principally used in electrical power generation plants. Wuhan Xingelin Equipment manufactures silencers, connectors and other general parts for industrial blowers and electrical equipment, and it produces general machinery equipment. Wuhan Blower, Wuhan General and Wuhan Xingelin Equipment conduct all of their operations in the People’s Republic of China, which we refer to in this report as PRC or China. Prior to our acquisition of UFG in February 2007, we were a publicly held shell company with no operations other than efforts to identify suitable parties for a merger transaction.

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

On February 7, 2007, we completed a share exchange transaction, in which we issued to Fame Good International Limited (“Fame”), as the sole stockholder of UFG, 17,912,446 newly issued shares of our common stock in exchange for all of the issued and outstanding capital stock of UFG held by Fame. As a result, UFG became our wholly owned subsidiary, Fame became our controlling stockholder and the management team of Wuhan Blower replaced our prior management. Prior to the share exchange transaction, we had no relationship with Fame, UFG, Wuhan Blower or Wuhan Generating. On March 13, 2007, the Company changed its name from “United National Film Corporation” to “Wuhan General Group (China), Inc.”

Prior to the share exchange transaction, we had 1,800,000 shares of common stock outstanding. Following the closing of the share exchange transaction, we had 19,712,446 shares of common stock outstanding.  As of March 30, 2009, we had 25,070,346 shares of common stock outstanding.

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

Wuhan Blower was founded in 1958 as the Wuhan Blower Company, a State-Owned Enterprise (“SOE”) and became one of the largest manufacturers of industrial blowers in central and southwest China. In 2004, Mr. Xu purchased the company with the intention of making changes to its management structure, employee utilization, plant location and general operations which would transform it from a traditional Chinese SOE into a modern, efficient operating company. Mr. Xu relocated the company to the East Lake Hi-Tech Development Zone in Wuhan, with much improved access to railroads, waterways and roads necessary for the transportation of its products, and constructed a new headquarters, research and development, and manufacturing facility at this location. Principally as a result of these actions, combined with more efficient use of personnel, Wuhan Blower has experienced significant increases in revenues and net income over the last three years.

On January 9, 2007, Wuhan Blower completed its acquisition of Wuhan Generating, a manufacturer of water and steam turbines, which is a complementary business to that of Wuhan Blower. We recently completed the construction of a new turbine manufacturing facility for Wuhan Generating. We have installed a portion of the customized equipment in this new facility and have begun producing steam turbines from this facility. As we receive additional turbine orders, we will purchase and install the remainder of the customized equipment in this new facility.

We are located in Wuhan, the capital of China’s Hubei Province and one of the ten largest cities in China. Hubei is centrally located and is a key player in the Chinese automotive, metallurgy, machinery, power generation, textiles and high-tech industries. Wuhan is one of the major university cities in the country, providing a highly educated workforce for the area’s industries.

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

February 2007 Private Placement

Also on February 7, 2007, we completed a private placement transaction in which we issued to nine institutional investors an aggregate of 10,287,554 shares of our newly created Series A Convertible Preferred Stock (“Series A Preferred Stock”) at a price of $2.33 per share for gross proceeds of $23,970,000. The Series A Preferred Stock is convertible into shares of our common stock on a 1-for-1 basis. The holders of our Series A Preferred Stock are not required to pay a conversion price or any other consideration in order to convert Series A Preferred Stock into common stock. The Series A Preferred Stock is entitled to a dividend equal to 5% per annum, payable quarterly. We must pay any unpaid dividends on our Series A Preferred Stock before paying dividends on our common stock.

Except with respect to specified transactions that may affect the Series A Preferred Stock and except as otherwise required by Nevada law, the Series A Preferred Stock has no voting rights. In  2008, 32.5% of the outstanding shares of our Series A Preferred Stock was converted into 3,343,560 shares of our common stock. The remaining shares of our Series A Preferred Stock will convert automatically into our common stock if the trading price and volume of our common stock reaches certain levels on or after February 5, 2010. In the event of our liquidation, the holders of Series A Preferred Stock shall be entitled to receive, out of our assets available for distribution to stockholders, an amount equal to $2.33 per share plus any accrued and unpaid dividends before any payment can be made to the holders of our common stock.

In the private placement, we also issued three series of common stock purchase warrants - Series A, J and B.

The investors in the February 2007 private placement received “60% warrant coverage” on their investment. As a result, we issued to the investors, on a pro rata basis, Series A Warrants to purchase an aggregate of 6,172,531 shares of common stock. The Series A Warrants have an exercise price of $2.57 per share and expire on February 7, 2012.

In addition, each of the private placement investors who invested at least $2,000,000 also were entitled to purchase shares of our common stock on the same terms as such investor’s initial purchase. To represent this right, we issued Series J Warrants to these investors to purchase an aggregate of 9,358,370 shares of common stock. The Series J Warrants had an exercise price of $2.33 per share and expired on November 7, 2008.  As described in more detail below in “Overview – Creation of Series B Preferred Stock” in this Part I, Item 1, we amended the terms of the Series J Warrants in September 2008 so that the warrants became exercisable for Series B Convertible Preferred Stock (“Series B Preferred Stock”) rather than common stock.  Prior to the expiration date, a portion of the Series J Warrants were exercised for a total of 6,369,078 shares of Series B Preferred Stock.

Investors receiving Series J Warrants also received “60% warrant coverage” on this additional investment, if made. The Series B Warrants can only be exercised upon and to the extent that the Series J Warrants were exercised. The Series B Warrants have an exercise price of $2.57 and expire on February 7, 2012.  Based on the amount of Series J Warrants exercised prior to expiration, the Series B Warrants are exercisable for 3,821,446 shares of common stock.

As partial consideration for services rendered by 1st BridgeHouse Securities, LLC (“1st BridgeHouse”), the placement agent for the February 2007 private placement, we agreed to issue warrants to purchase common stock to 1st BridgeHouse in an amount equal to 10% of all shares of Series A Preferred Stock sold in the private placement, plus 10% of any shares of common stock issued pursuant to the Series A, B and J Warrants issued in the private placement. This right is represented by Series C, AA, BB and JJ warrants originally issued to 1st BridgeHouse. The Series C, AA, BB and JJ Warrants relate to the Series A Preferred Stock, Series A Warrants, Series B Warrants and Series J Warrants, respectively. The exercise prices of the Series C, AA, BB and JJ Warrants are $2.57, $2.83, $2.83 and $2.57, respectively. These exercise prices are 110% of the purchase price for the related security. As of December 31, 2008, there were 1,028,755, up to 617,253, up to 382,145 and 636,908 shares of common stock issuable under the Series C, AA, BB and JJ Warrants, respectively. The Series C, AA, BB and JJ Warrants expire on February 7, 2017.

Creation of Series B Preferred Stock

On September 5, 2008, the Company entered into an Agreement to Amend Series J Warrants of the Company with holders of warrants exercisable for a majority of the shares of warrant stock issuable under the Company’s Series A, B and J Warrants. This agreement amended the Series J Warrants so that such warrants are exercisable for shares of the Company’s Series B Preferred Stock. Prior to this agreement, the Series J Warrants were exercisable for shares of the Company’s common stock.

In connection with this agreement, the Company designated 9,358,370 shares of preferred stock as Series B Preferred Stock with those rights and preferences as set forth in the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of the Company (the “Certificate of Designation”). The Series B Preferred Stock ranks senior to the Company’s common stock and junior to the Company’s Series A Preferred Stock. The shares of Series B Preferred Stock are convertible on a one-for-one basis into shares of the Company’s common stock. The foregoing is only a summary of the Series B Preferred Stock and is qualified by the exact terms of the Certificate of Designation, which was Exhibit 4.1 to our Form 8-K filed on September 11, 2008.

Certain investors exercised their amended Series J Warrants for an aggregate of 6,369,078 shares of Series B Preferred Stock. The Company received gross proceeds of $14,839,952 for the issuance of those shares in connection with the exercise of the Series J Warrants. The total amount of commission paid to the placement agent, 1st BridgeHouse, was 10% of the gross proceeds, or $1,483,995.  The Company also paid a total of $274,480 for other financing related expenses. The net proceeds from the transactions, after accounting for placement agent commissions and other related financing expenses, was $13,081,477.

Agreements in connection with February 2007 Private Placement

In connection with the February 2007 private placement, we entered into the securities escrow agreement and lock-up agreement. A summary of each of these agreements is provided below.

The Company and Fame, the Company’s controlling stockholder, entered into a securities escrow agreement with the private placement investors in which Fame agreed to certain “make good” provisions. In the securities escrow agreement, the parties established minimum performance thresholds for the 12 months ended December 31, 2007 and December 31, 2008. The 2007 performance threshold was achieved. The 2008 performance threshold is net income of $22,000,000. Fame deposited into escrow a total of 9,000,000 shares of our common stock. If we do not achieve the 2008 performance threshold, some or all of the escrow shares will be delivered pro rata to the private placement investors, with the amount distributed dependent upon the amount by which we fail to achieve the performance threshold. If we meet or exceed the 2008 performance threshold, the escrow shares will be returned to Fame. If escrow shares are distributed, only those private placement investors who hold Series A Preferred Stock at the time the escrow shares become deliverable are entitled to their pro rata portion of such escrow shares. The foregoing is only a summary of the “make good” arrangements and is qualified by the exact terms of the securities escrow agreement, which was Exhibit 10.4 to our Form 8-K filed on February 13, 2007.

Also in connection with the private placement, we entered into a lock-up agreement with Fame. Under the terms of the lock-up agreement, Fame agreed not to sell any shares of our common stock until February 5, 2011, unless permitted by the holders of at least 75% of the outstanding Series A Preferred Stock. The lock-up agreement contains a limited exception for bona fide gifts.

Establishment of Wuhan Xingelin Equipment

On December 25, 2008, Wuhan Blower entered into an Asset Purchase Agreement with Wuhan Gongchuang Real Estate Co., Ltd., pursuant to which Wuhan Blower acquired certain assets including certain buildings, equipment and land use rights (the “Shu Kong Acquisition”). We are in the process of developing this property and establishing a new business segment with these assets. We intend that this new business segment will produce blower parts and machinery equipment. We anticipate that Wuhan Xingelin Equipment will supply industrial parts to Wuhan Blower and Wuhan Generating.

In connection with this acquisition, we created Wuhan Xingelin Equipment in order to hold these assets and manage our new operating segment. Wuhan Blower owns over 99% of Wuhan Xingelin Equipment. The remaining minority interest is owned by an unrelated party who is in the process of selling his interest in Wuhan Xingelin Equipment to Wuhan Blower.

Our Products

We engage primarily in the design, development, manufacture and sale of industrial blowers in China. Our industrial blowers are used primarily in steam-driven electrical power generation plants. In addition, we produce steam and water turbines in our blower facilities and in shared facilities. We also produce steam turbines in our new turbine manufacturing facility. We have installed a portion of the customized equipment in this facility and as we receive additional turbine orders, we will purchase and install the remainder of the customized equipment. Steam and water turbines are manufactured principally for use in electrical and hydropower plants.

Industrial Blowers

Industrial Blowers Generally

Industrial blowers are used to move very large volumes of air through industrial processes. When used in conjunction with an industrial furnace in steam-driven electrical power generation plants, they:

•	blow air into furnaces in order to increase oxygen and improve combustion;
•	blow fuel (primarily coal dust) into furnaces; and
•	remove furnace exhaust.

If pollution control is required for the waste gases, then:

•	a blower will propel the exhaust gases through a pollution reduction unit (such as a de-sulphurization unit); and
•	a final blower will push the “cleaned” gases to and through the smokestack.

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

A typical blower costs approximately $90,000 and takes 45 to 90 days to build, from design to finish. We are currently producing approximately 660 blower/fan units per year.

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

We have a sophisticated acoustics lab in our facility. We share this acoustics lab with our university partners, and the China Fan Performance Test Center uses it for some of its work.

Through the use of the above technologies, we are able to design fans/blowers of the highest efficiency providing precisely the volumes and pressures required.

Parts purchased from third parties consist mainly of the electric motor specified by the client (normally equal to about 20% of the build cost of the assembly) and bearing castings.

Following the establishment of our new blower parts manufacturing business, which will be conducted by our Wuhan Xingelin Equipment, we expect to purchase fewer blower parts from unrelated third parties.

Turbines

Steam Turbines Generally

In a steam-driven electrical or thermal power generation plant, blowers like those we manufacture feed fuel and air into a large furnace. The primary purpose of the furnace is to produce steam for the powering of steam-driven turbines. A stream turbine takes the force of the steam and converts it into rotary motion, which is then used to drive machinery.

Steam turbines are normally categorized by their output in watts – kilowatts through megawatts. A small steam turbine of 750 kilowatts is capable of lighting 7,500 100-watt light bulbs. A large 500 megawatt turbine can light 5 million 100-watt light bulbs or supply the power for a medium-sized city.

Steam turbines are high-precision, high-tolerance pieces of machinery and in many respects are similar to a jet engine. Each is built-to-order according to the design specifications of the customer. In general, they are very large pieces of machinery with extremely heavy castings. The manufacture of steam turbines, like blowers, requires both low-tech and high-tech processes.

Water Turbines Generally

For those applications such as a hydropower plant where the customer is close to a source of water power and does not need steam for other applications in its plant, a water turbine may be more economical than a steam turbine. In this case, the cost of building a source of water pressure (typically a dam) and the viaduct to the water turbine must be weighed against the cost of building a steam plant. In general, water turbines have lower tolerances and are considered lower technology than steam turbines.

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

Our Turbine Products

We have been producing water turbines from our blower manufacturing facilities since 2007. We recently completed the construction of a new turbine manufacturing facility for Wuhan Generating. We currently produce steam turbines at our new turbine manufacturing facility based on the equipment already installed and we also produce steam turbines at a shared facility. As we receive additional turbine orders, we will purchase and install the remainder of the customized equipment in this new facility.

We currently manufacture the following types of steam turbines:

•	Regular steam turbines - these turbines are designed to make maximum use of the steam, with any waste steam vented into the atmosphere through cooling towers.
•	Co-generation steam turbines - these turbines are designed to provide for the use of “waste steam” by a nearby industrial plant (such as a paper or chemical plant).

Steam turbine production is characterized by low unit volume with high unit revenue and margins. While it is difficult to generalize, a 100 megawatt steam turbine costs approximately $6 million and takes three to six months to build.

Water turbines, on the other hand, bear a stronger resemblance (in manufacture) to our traditional industrial blowers. A water turbine resembles a blower operating in reverse, powered by water rather than air. Given this similarity, we began production of water turbines in our existing facilities and in shared facilities before our new turbine manufacturing facility was completed.

A typical ten megawatt water turbine costs approximately $450,000 and takes three to four months to construct.

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

Development of Our Steam and Water Turbine Business

On January 9, 2007, Wuhan Blower completed the formation of Wuhan Generating. To develop the Company’s turbine business, Wuhan Blower reached an understanding with China Chang Jiang Energy Corporation (“China Chang Jiang”), which owns Wuhan Turbine Works, a manufacturer of energy turbines for power plants. China Chang Jiang has agreed to allow us to assume the operations of Wuhan Turbine Works related to the manufacture of steam turbines up to 300 megawatts and water turbines up to 200 megawatts. To this end, Wuhan Generating hired a number of the management team members from Wuhan Turbine Works. These former Wuhan Turbine Works management team members and a limited number of Wuhan Turbine Works skilled laborers helped Wuhan Generating launch its turbine operations in 2007. Upon the installation of all the customized equipment in our new turbine manufacturing facility, Wuhan Generating expects to hire approximately 250 employees to assist with turbine manufacturing.

We are utilizing a management strategy for Wuhan Generating that is similar to the one we used for Wuhan Blower during its first two years: management and employee restructuring, movement to a new facility (on our existing premises) and an intense focus on research and development.

We constructed a new turbine manufacturing facility adjacent to our current manufacturing facilities. We have already commenced the manufacture of turbines at our new facility and by utilizing outsourcing and our existing blower manufacturing equipment. We plan to purchase and install additional customized equipment for our new turbine manufacturing facility as we receive additional turbine orders from our customers.

We are spending approximately $22.5 million on the new turbine plant and related equipment; a portion of the funding for this project was derived from the net proceeds of our February 2007 private placement and the fall 2008 Series J Warrant exercises. The new workshop is planned to be approximately 247,500 square feet with a hoist crane capacity of 160 tons. We have purchased large, high-precision equipment such as a 20 foot vertical boring lathe, a 39 foot precision horizontal lathe, two numerically controlled boring and milling machines, and a large dynamic-balance machine with a high-precision and numerically controlled machining center.  Approximately 75% of this machinery has been installed in our facility. We will purchase and install the remainder of the customized equipment as we receive additional turbine orders.

In addition, we have constructed a new administrative building for the turbine manufacturing facility, which is located adjacent to the turbine manufacturing facility.  The administrative building will be used by personnel in turbine supplies and sales and for other administrative tasks. Construction on the administrative building began in June 2006 and was completed in December 2007. We are currently conducting turbine sales from our blower administrative building. As our turbine sales grow and provide us with additional working capital, we will complete the interior of our turbine administrative building and transfer our current and future turbine administrative staff to this new building.

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

In July 2007, we entered into a contract with Jiangsu Huangli Paper Industry Co., Ltd. (“Jiangsu Huangli”) to build a thermal electric power plant with four boiler furnaces and two turbine generator groups in Jiangyin, Jiangsu. We expect to receive approximately $26.37 million to construct this power plant, and this total amount will be paid to us in monthly payments over a period of one year. If Jiangsu Huangli fails to make timely payments to us, we are contractually bound to assume the cost to continue with the construction of the power plant. Although we do not currently anticipate this happening, if we were required to assume construction costs, the power plant project would become a joint venture between us and Jiangsu Huangli. We plan to complete the power plant around June 2009.

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

Our Customers

In our blower manufacturing business, we currently have a base of over 300 customers.  Our turbine manufacturing business has approximately 30 customers.

Raw Materials and Supplies

The principal raw materials used in the manufacture of our products are rolled steel and iron. We believe these materials are widely available from multiple sources, though we primarily obtain them from three suppliers: Wuhan Iron and Steel Group, Baoshan Iron & Steel Co. and Jinan Iron & Steel Co.

Research and Development

We believe that our research and development (“R&D”) facilities are among the most advanced in the industry. Our R&D department operates out of a new facility at our Wuhan campus. Our relationships with the Science and Technology University of Central China, Jiaotong University and the Acoustic Institute of China Science Academy allow us to stay abreast of the latest developments in the fields of fluid dynamics, material sciences and acoustics. We have a sophisticated acoustics lab in our facility, which we share with our university partners and which the China Fan Performance Test Center uses for some of its work. During 2008, R&D expense was approximately 2% of sales and we expect R&D expense to be approximately 2% of 2009 sales. Generally, we are able to offset these costs through increases in the sales price of our products.

Our Competition

We believe that there are currently approximately 2,000 blower and fan manufactures in China, but that most of these are small and do not have the R&D and manufacturing resources that we do. We compete mainly with six large scale manufacturers.  We believe that there are currently approximately 240 turbine manufactures in China, but that most of these are small and do not have the R&D and manufacturing resources that we do.  We believe there are approximately five significant manufacturers of steam and water turbines with whom we compete. In both our blower and turbine businesses, we compete primarily on the basis of reputation, price, quality, engineering, timeliness and post-purchase services.

Regulation

We do not face any significant government regulation of our businesses or in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Employees

As of March 30, 2009, we employed approximately 750 full-time employees.

Each of Wuhan Blower and Wuhan Generating has a trade union that protects employees’ rights, aims to assist in the fulfillment of our economic objectives, encourages employee participation in management decisions and assists in mediating disputes between us and union members. This type of union is typical in the PRC and is not similar to American or European labor unions.  We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting employees for our operations.

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

Risk Factors Related to Our Business

Our steam and water turbine business is a critical component of our growth and overall business strategy, yet our turbine facility is not fully operational and we have limited experience manufacturing turbines.

In late 2005, Wuhan Blower reached an understanding with many of the former management members of Wuhan Turbine Works, a business owned by China Chang Jiang Energy Corporation, whereby it would establish a new business utilizing their management and technology to manufacture small to mid-size steam and water turbines. Since that time, we have begun production of turbines in our existing manufacturing facilities and in shared facilities. In March 2006, we broke ground on a new turbine manufacturing facility. The construction of the turbine manufacturing facility has been completed and approximately 75% of the equipment has been installed. As we receive additional turbine orders, we will purchase and install the remainder of the customized equipment in this new facility. We have already begun production of turbines from this facility and will expand production once the installation is complete. The manufacture of turbines has become a critical component of our business. However, we have only two years experience manufacturing turbines.

Because we have had a limited operating history in the turbine manufacturing business, it is difficult to forecast accurately our future revenues and expenses related to this business. Additionally, our turbine operations will continue to be subject to risks inherent in the establishment of a new business, including, among other things, efficiently deploying our capital, developing our product and service offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenues from these operations will be dependent on a number of factors, many of which are beyond our control. To be successful, we must, among other things, complete the installation of the customized equipment, integrate the former managers of Wuhan Turbine Works and establish market recognition in this business. This will require us to expend significant resources, including capital and management time and there can be no assurance that this aspect of our business will be successful.

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

Wuhan Xingelin Equipment is not fully operational and we have little experience manufacturing and marketing parts for blowers and other industrial equipment.

We expect Wuhan Xingelin Equipment to produce industrial parts mainly for Wuhan Blower and Wuhan Generating. We also plan to market industrial parts and machinery equipment to third parties. Because we have no experience in the parts and machinery equipment manufacturing business, we may not be successful. In addition, it is difficult to forecast accurately our future revenues and expenses related to this business. We also have not completed construction of a workshop and other buildings to be used by Wuhan Xingelin Equipment.

Our operations will continue to be subject to risks inherent in the establishment of a new business, including, among other things, efficiently deploying our capital, developing our product and service offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenues from these operations will be dependent on a number of factors, many of which are beyond our control. To be successful, we must, among other things, complete our remaining workshop, integrate our existing management and establish market recognition in this business. This will require us to expend significant resources, including capital and management time and there can be no assurance that this aspect of our business will be successful.

We have not paid the remaining balance in connection with the Shu Kong Acquisition and we may require additional financing to meet this obligation and to complete construction of various buildings for Wuhan Xingelin Equipment.

We owe a balance of approximately $6 million in connection with the Shu Kong Acquisition. In addition, we must pay an additional $1.78 million to complete construction on the acquired facilities. We may require financing to meet these obligations. There is no guarantee that we will obtain such financing, and, if we are not able to meet our financial commitment in a timely manner, Wuhan Xingelin Equipment may cease to be operational.

Our management has identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In conjunction with the preparation of this Form 10-K, our management carried out an evaluation of the effectiveness of the design and operation of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2008. Based upon this evaluation, our CEO and CFO concluded that our internal control over financial reporting and disclosure controls and procedures contained significant deficiencies and material weaknesses.  For more detailed information regarding our internal control over financial reporting and our disclosure controls and procedures, see Part II, Item 9A Controls and Procedures.

If we are unable to improve our financial and management controls and hire additional accounting and finance staff experienced in addressing complex accounting matters applicable to public reporting companies, in each case in a timely and effective manner, our ability to comply with the accounting and financial reporting requirements and other rules that apply to public reporting companies would be impaired.

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

We have incurred substantial debt to finance our growth. As of December 31, 2008, we had approximately $36.63 million of outstanding bank loans and notes.  This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of December 31, 2008, we had an aggregate amount of $41.49 million in accounts receivables. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected. A significant amount of customer defaults would be most likely to occur in an economic or industry downturn. Such an event could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations.

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

Price fluctuations and supply constraints in the steel and iron markets could reduce our profit margins or prevent us from meeting delivery schedules to our customers.

Our business is dependent on the prices and supply of steel and iron, which are the principal raw materials used in our products. The steel and iron industries are highly cyclical in nature, and steel and iron prices have been volatile in recent years and may remain volatile in the future. Steel and iron prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. In 2007 and early 2008, there were unusually rapid and significant increases in steel and iron prices and severe shortages in the steel and iron industries due in part to increased demand from China’s expanding economy and high energy prices. These increases were followed in the second half of 2008 by significant decreases. We do not have any long-term contracts for the purchase of steel and iron and normally do not maintain inventories of steel and iron in excess of our current production requirements. We can give you no assurance that steel and iron will remain available to us at competitive prices or that prices will not continue to be volatile. If the available supply of steel and iron declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition.

Expansion of our business may strain our management and operational infrastructure and impede our ability to meet any increased demand for our products. In addition, we may need additional funding to support our growth, and this funding may not be available to us.

Our business plan is to grow significantly our operations by meeting the anticipated growth in demand for existing products, and by introducing new products. Our planned growth includes the continued development of our turbine manufacturing business. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. Our business growth also presents numerous risks and challenges, including:

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

Currently, our subsidiaries in China are the only significant sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations, we will be unable to pay any dividends.

We enjoy certain preferential tax concessions, and the loss of these preferential tax concessions would cause our tax liabilities to increase and our profitability to decline.

On March 16, 2007, the National People’s Congress promulgated the Law of the People’s Republic of China on Enterprise Income Tax, or the new EIT Law, which became effective on January 1, 2008.  In accordance with the new EIT Law, the corporate income tax rate was set at 25% for all enterprises.  However, certain industries and projects, such as enterprises with foreign investors, may enjoy favorable tax treatment pursuant to the new EIT Law and its implementing rules.  We expect that our operating subsidiaries will be subject to a 15% income tax in the PRC for 2009.

There can be no assurance that we will continue to qualify for this preferential tax treatment or that Chinese tax regulations will remain the same.  If we do not continue to receive our reduced income tax rate, our tax liabilities will increase and our net income will decrease accordingly.

Under the new EIT Law, we may be classified as a “resident enterprise” for PRC tax purposes, which may subject us to PRC enterprise income tax for any dividends we receive from our Chinese subsidiaries and to PRC income tax withholding for any dividends we pay to our non-PRC stockholders.

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

All of our management is currently based in China.  If the PRC tax authorities determine that our U.S. holding company is a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to an enterprise income tax rate of 25% on our worldwide taxable income.  The “resident enterprise” classification also could subject us to a 10% withholding tax on any dividends we pay to our non-PRC stockholders if the relevant PRC authorities determine that such income is PRC-sourced income.  In addition to the uncertainties regarding the interpretation and application of the new “resident enterprise” classification, the new EIT Law may change in the future, possibly with retroactive effect.  If we are classified as a “resident enterprise” and we incur these tax liabilities, our net income will decrease accordingly.

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

As of December 31, 2008, there were 25,168,818 shares of our common stock issuable upon conversion of outstanding Series A Preferred Stock and Series B Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act are relatively new for our Company, and if we fail to comply in a timely manner, investor confidence could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting by management and an audit of the public company’s internal control over financial reporting by such company’s independent registered public accountants.  We completed annual assessments of our internal controls in connection with the preparation of our Form 10-KSB for the fiscal year ended December 31, 2007 and this Form 10-K for the fiscal year ended December 31, 2008. These assessments identified material weaknesses in our internal control over financial reporting. The auditor’s attestation requirement will first apply to our Form 10-K for the fiscal year ended December 31, 2009. Since the auditor attestation process will be new for our company, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation by our independent registered public accountants. Since we previously have not been able to assess our internal control over financial reporting as effective, our independent registered public accountants may not be able to provide an unqualified attestation for the fiscal year ended December 31, 2009. This may negatively impact investor confidence and our share price.

Our principal stockholder has the ability to control our operations, including the election of our directors.

Fame Good International Limited, a holding company controlled by our President and Chief Executive Officer, Xu Jie, is the owner of approximately 74.3% of our outstanding voting securities (excluding shares of our Series A and Series B Preferred Stock which, until converted into common stock, only vote as a class on certain matters affecting such preferred stock). As a result, Mr. Xu possesses significant influence, giving him the ability, among other things, to elect each member of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control also may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer. Additionally, Mr. Xu’s interests may differ from the interests of our other stockholders.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change in control.

Our Articles of Incorporation authorize the Board of Directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable and has appreciated against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. Since then, the Renminbi has appreciated by more than 20% against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

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

Item 1B.        Unresolved Staff Comments.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.           Properties.

Wuhan Blower is located in the Canglongdao Science Park of Wuhan East Lake Hi-Tech Development Zone in the southernmost part of Wuhan, Hubei Province, People’s Republic of China, where we have easy access to the railroads, waterways and roads necessary for the transportation of our products and where we operate in a new facility in a campus-like setting. We hold a long term lease on a property with a land area of approximately 1,400,000 square feet with 645,000 square feet of administration and factory space, which is used to produce blowers and turbines. We recently constructed a new turbine manufacturing facility, which occupies an additional 247,500 square feet, and an administrative building to facilitate the orders and sales of turbines. We also hold a long term lease on a property with a land area of approximately 792,547 square feet used by Wuhan Xingelin Equipment. Wuhan Xingelin Equipment has already completed the construction of two of its workshops, and once it receives local government approval to complete its architectural plans and the Company pays the remaining consideration for the Shu Kong Acquisition, Wuhan Xingelin Equipment will have approximately 650,367 square feet of workshops, warehouse, retail, office and dormitory buildings.

We have sales offices in the following cities:

•	Xi’an;
•	Guangzhou;
•	Shanghai;
•	Beijing;
•	Chongqing; and
•	Nanjing.

Item 3.           Legal Proceedings.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On July 18, 2008, our common stock commenced trading on the NASDAQ Capital Market under the symbol “WUHN”.  Prior to that time, our common stock was quoted on the OTC Bulletin Board. The following table sets forth the high and low sale prices for our common stock for each full quarterly period for the last two completed fiscal years.

	Low	High
First Quarter 2007(1)	$2.02	$5.90
Second Quarter 2007	$2.50	$5.00
Third Quarter 2007	$4.00	$14.00
Fourth Quarter 2007	$6.90	$16.50
First Quarter 2008	$7.01	$17.50
Second Quarter 2008	$4.00	$10.90
Third Quarter 2008	$3.00	$8.00
Fourth Quarter 2008	$2.32	$6.38

(1)      Since the Company was a publicly traded shell company prior to February 7, 2007, we do not include information from January 1, 2007 through February 6, 2007 because we believe that it is irrelevant.

Holders

As of March 30, 2009, there were approximately 83 holders of record of our common stock.

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

The holders of our Series A Preferred Stock are entitled to receive, out of legally available assets, dividends at the rate of 5% per annum, which accrue quarterly. Dividends on the Series A Preferred Stock, which are payable in cash or registered shares of common stock, are cumulative and are prior and in preference to payment of any dividend or distribution on any junior stock, including our Series B Preferred Stock and common stock. So long as any shares of our Series A Preferred Stock are outstanding, we will not declare, pay or set apart for payment any dividend or make any distribution on any junior stock (other than dividends or distributions payable in additional shares of junior stock), unless at the time of such dividend or distribution we shall have paid all accrued and unpaid dividends on our Series A Preferred Stock.

Equity Compensation Plan Information

We maintain the 2007 Stock Option Plan (the “Plan”) pursuant to which we may grant options to purchase shares of common stock to eligible persons.  The following table sets forth summary information regarding options granted and outstanding under equity compensation plans approved and not approved by the Company’s stockholders. The following table provides information about option awards under the Plan as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in first column)

Equity compensation plans previously approved by security holders	120,000	$7.08	2,880,000

Equity compensation plans not approved by security holders	-	-	-

Total	120,000	$7.08	2,880,000

Item 6.           Selected Financial Data.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As a result of the share exchange or “reverse acquisition” transaction consummated on February 7, 2007, the Company became a holding company conducting operations through three indirect operating subsidiaries: Wuhan Blower Wuhan Generating and Wuhan Xingelin Equipment, each a company operating in China. A wholly owned subsidiary of the Company, UFG, owns 100% of the capital stock of Wuhan Blower, which in turn owns 100% of the capital stock of Wuhan Generating. Wuhan Blower owns over 99% of the capital stock of Wuhan Xingelin Equipment.

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the years ended December 31, 2008 and 2007.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Sales. Sales increased $36.13 million, or 43.79%, to $118.63 million in 2008 from $82.50 million in 2007. This increase was mainly attributable to the increased demand for anti-pollution equipment in China and revenue from the construction of a thermal electric power plant in Jiangyin, Jiangsu.

Cost of Sales. Our cost of sales increased $27.01 million, or 47.04%, to $84.44 million in 2008 from $57.43 million in 2007. This increase was due to the significant increase in sales and higher cost of materials.  As a percentage of sales, the cost of sales was 71.18% in 2008 compared to 69.61% in 2007.  This increase was primarily attributable to the increase in the cost of materials.

Gross Profit. Our gross profit increased $9.12 million to $34.19 million in 2008 from $25.07 million in 2007. Gross profit as a percentage of sales was 28.82% in 2008 compared to 30.39% in 2007.

Selling Expenses. Our selling expenses increased $1.61 million, or 92.16%, to $3.35 million in 2008 compared to $1.74 million in 2007. As a percentage of sales, selling expenses were 2.82% in 2008 compared to 2.11% in 2007. This increase as a percentage of sales was primarily attributable to increased marketing efforts.

General and Administrative Expenses. Our general and administrative expenses increased $2.14 million, or 38.07%, to $7.75 million in 2008 from $5.62 million in 2007. As a percentage of sales, general and administrative expenses were 6.54% in 2008 compared to 6.81% in 2007. This decrease as a percentage of sales was primarily attributable to increased cost control efforts.

Operating Income. Our operating income increased $6.22 million, or 37.94%, to $22.62 million in 2008 from $16.40 million in 2007. As a percentage of sales, operating income was 19.07% in 2008 compared to 19.88% in 2007. This decrease was primarily attributable to increased cost of materials and increased marketing efforts.

Other Income. Our other income increased $944,581 to $986,678 in 2008 from $42,097 in 2007. As a percentage of sales, other income was 0.83% in 2008 compared to 0.05% in 2007.

Interest Expense. Our interest expense increased $0.67 million, or 50.63%, to $1.99 million in 2008 from $1.32 million in 2007. This increase was attributable to an increase in bank loans and bank notes to fund our significant growth.  In addition, the average bank loan interest rate was higher in 2008 than in 2007.

Income Taxes. Due to a tax exemption, Wuhan Blower and Wuhan Generating were exempt from Chinese tax liability in 2008 and 2007. Wuhan Xingelin Equipment was in a loss position and consequently did not incur any tax liability.

Net Income. Net income increased $1.28 million, or 8.60%, to $16.15 million in 2008 from $14.87 million in 2007, as a result of the factors described above and a non-cash charge of $5.36 million.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents (including restricted cash) of $16.00 million.

As of December 31, 2008, we had banking facilities in the form of bank loans and loan facilities from other non-bank entities totaling approximately $36.63 million. Information regarding these loans is set forth below in U.S. dollars.

				Interest	At	At
				Rate Per	December 31,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2008	2007
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/20/2009	8.96%	$729,480	$-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/22/2009	8.96%	729,480	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/25/2009	8.96%	729,480	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/27/2009	8.96%	729,480	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/29/2009	8.96%	729,480	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/4/2009	8.96%	729,480	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/23/2009	8.96%	583,584	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/26/2009	8.96%	1,167,168	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/24/2009	8.96%	1,167,168	-
subtotal					7,294,797	-

Wuhan Blower	Notes Payable	China Minsheng Banking Corp., Ltd.	1/22/2009		1,458,959	-
Wuhan Blower	Notes Payable	Citic Industrial Bank	3/27/2009		3,647,399	-
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		1,313,064	-
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	3/2/2009		1,750,751	-
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		1,313,064	-
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/10/2009		579,760	-
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/18/2009		744,069	-
subtotal					10,807,067	-

Wuhan Generating	Bank Loans	Citic Industrial Bank	3/2/2009	8.22%	2,917,919	-
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	1/7/2009	7.47%	1,458,959	-
subtotal					4,376,878	-

Wuhan Generating	Long Term Loan	Bank of Communications	12/23/2010	5.67%	1,458,959	-

Wuhan Generating	Notes Payable	Bank of Communications	6/26/2009		2,480,231	-
Wuhan Generating	Notes Payable	Bank of Communications	1/15/2009		1,458,959	-
Wuhan Generating	Notes Payable	Bank of Communications	1/16/2009		4,376,878	-
Wuhan Generating	Notes Payable	Bank of Communications	6/24/2009		4,376,878	-
subtotal					12,692,947	-

Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	10/23/2008	7.29%	-	2,734,444
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	12/9/2008	7.29%	-	1,367,222
Wuhan Blower	Bank Loans	Citic Industrial Bank	9/19/2008	7.29%	-	3,418,056
Wuhan Blower	Bank Loans	Citic Industrial Bank	3/28/2008	4.80%	-	6,143
Wuhan Blower	Bank Loans	Citic Industrial Bank - Auto Loan	3/10/2008	5.76%	-	2,428
Wuhan Blower	Bank Loans	Citic Industrial Bank	2/17/2008	6.73%	-	2,734,444
Wuhan Blower	Bank Loans	Jiang Xia	On Demand	6.00%	-	410,167
Wuhan Blower	Bank Loans	Bank of China	3/14/2008	6.83%	-	717,792
subtotal					-	11,390,696

Wuhan Blower	Notes Payable	Hubei Gong Chuang	4/30/2008	-	-	5,143,490
Wuhan Blower	Notes Payable	98 Various Other Notes			-	3,395,145
subtotal					-	8,538,635

Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	8/27/2008	7.02%	-	1,093,778
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	8/22/2008	7.02%	-	1,093,778
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	6/3/2008	6.57%	-	2,734,444
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	6/24/2008	6.57%	-	546,889
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	5/21/2008	6.57%	-	1,367,222
subtotal					-	6,836,111

Wuhan Generating	Notes Payable	Shanghai Pudong Development Bank	1/7/2008	-	-	1,367,222

total					$36,630,649	$28,132,664

We plan to either repay this debt as it matures or refinance this debt with other debt.  For the year ended December 31, 2008, the amount of our outstanding debt from bank loans and notes has increased $8.50 million.  This significant increase in debt was necessary to fund the cost of our rapid growth.

On February 7, 2007, immediately following the consummation of the share exchange, we completed a private placement of Series A Preferred Stock and warrants to accredited investors. As a result of this private placement, we received approximately $24.0 million in gross proceeds. After the deduction of sales commissions and offering expenses, we received approximately $20.0 million in net proceeds.

On September 29, 2008, the Company raised approximately $11.8 million in gross proceeds from the exercise of a portion of the Company’s Series J warrants. These warrant holders exercised the Series J warrants for 5,006,524 shares of the Company’s Series B Preferred Stock, which is convertible on a one-to-one basis for the Company’s common stock. The Company paid approximately $1.18 million in commissions in connection with these warrant exercises.

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

At December 31, 2008, we had $41.49 million in accounts receivable.  The majority of our customers pay us in installments at various stages of project completion. The percentage of the purchase price due at the various stages varies somewhat between contracts. In our standard sales contract, we receive 60% of the purchase price of a piece of equipment at the time of delivery. Alternatively, some sales contracts provide for 30% due upon signing and 30% due upon delivery. We generally receive an additional 30% of the purchase price when the equipment is installed and runs without problem for 72 hours. However, since our equipment is generally a component of a larger project, there are times that customers do not allow us to install the equipment immediately upon delivery. We generally receive the final 10% at 18 months following the installation. Although the payment terms in our standard sales contract result in a long payment cycle, we believe our payment terms are typical in our industry in China. Nonetheless, we are seeking more aggressive payment schedules on new sales contracts in order to improve our liquidity position.

In 2008, we employed additional resources in collecting on outstanding accounts receivable. In 2008, our accounts receivable grew $9.61 million. During 2008, our sales grew $36.13 million. We believe that this demonstrates the benefits of more aggressive management of our accounts receivable.

For the year ended December 31, 2008, our accounts receivable increased $9.61 million, or 30.15%.  Since our sales increased 43.79% for the year ended December 31, 2008 compared to the prior fiscal year, we believe the significant growth in accounts receivable during this period was primarily the result of our rapid sales growth.  We further believe that a comparison of accounts receivable growth to sales growth for this period demonstrates our more aggressive management of accounts receivable during this period.

At December 31, 2008, we had $1.72 million in other receivables, compared to $1.98 million at December 31, 2007.

We also had advances to suppliers of $20.27 million at December 31, 2008, which increased by $7.53 million compared to the balance as of December 31, 2007.  The increase was mainly due to some large payments made at the end of 2008 to some suppliers for electrical power generators and raw materials.

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

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, UFG, Wuhan Blower, Wuhan Generating and Wuhan Xingelin Equipment. Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

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

Cash and Cash Equivalents: We consider all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. We maintain bank accounts in the PRC.

Accounts Receivable-Trade: Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount is no longer probable. Pursuant to the Company’s accounting policies, the allowance for doubtful accounts is determined by applying a rate of five percent on outstanding trade receivables.  In addition, the Company uses a specific review process to determine if any additional allowances for doubtful accounts are required.  Bad debts are charged against the allowance when outstanding trade receivables have been determined to be uncollectible.

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

Land Use Rights: We carry land use rights at cost less accumulated amortization. Land use rights are amortized straight-line over the useful life of 50 years for the Wuhan Blower and Wuhan Generating campus and of 30 years for Wuhan Xingelin Equipment campus.

Accounting for Impairment of Long-Lived Assets: We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of December 31, 2008 and 2007, there were no significant impairments of long-lived assets.

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

Exchange Rates	December 31, 2008	December 31, 2007
Year-end RMB: US$ exchange rate	6.85420	7.3141
Average 12 month RMB: US$ exchange rate	6.96225	7.6172

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Income Taxes: We use the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. We have implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the U.S. and PRC tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 15% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

We are subject to U.S. income tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of:

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the consolidated net income for the year ended December 31, 2008, we were not subject to U.S. income tax.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by Item 8 are included on pages F-1 to F- 31 immediately following the signature page. As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide supplementary financial data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this evaluation, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, we concluded that we had material weaknesses in our internal control over financial reporting as of December 31, 2008.  The following is a description of each deficiency or weakness with respect to our internal control over financial reporting identified in connection with the management evaluation and the remediation initiatives that we have implemented or intend to implement in the near future.

1)	The Company must provide regular training to its employees regarding the Company’s Code of Business Conduct and Ethics and other relevant policies.

Remediation Initiative

The Company has an established Code of Business Conduct and Ethics and it will implement regular training sessions with its staff to explain the Company’s policies.  Further, the Company will require all employees to sign a confirmation to acknowledge their understanding of the Company’s policies.

2)
The current accounting staff lacks sufficient depth, skill and experience with U.S. GAAP reporting.  Further, the Company must establish an internal audit department that reports to the Audit Committee.

Remediation Initiative

We are seeking additional accountants experienced in several key areas of accounting, including persons with experience in U.S. GAAP and SEC financial reporting requirements.  We also plan to provide regular training to our accounting staff regarding U.S. GAAP reconciliation and disclosures in financial reports. We also are in the process of establishing an internal audit department for the Company.

3)	The Company lacks a formal information technology department to manage the Company’s information technology operations and risk assessment framework.

Remediation Initiative

We plan to establish a formal information technology department with clearly defined functions.  We also plan to establish an appropriate risk assessment standard with assistance from outside consultants.

Because material weaknesses exist, management concluded that the Company’s internal control over financial reporting as of December 31, 2008 was not effective.  In order to resolve these weaknesses, we have engaged a consultant to provide us guidance on the improvement of our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the year ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

Item 11.	Executive Compensation.

The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders in the section entitled “Auditor Fees” and is incorporated by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

Exhibit No.	Description
2.1
Share Exchange Agreement, dated February 7, 2007, among the Company, Universe Faith Group Limited and Fame Good International Limited (incorporated herein by reference to Exhibit 2.1 to our Form 8-K filed on February 13, 2007)

2.2	Asset Purchase Agreement, dated December 25, 2008 (incorporated herein by reference to Exhibit 2.1 to our Form 8-K filed on February 5, 2009)
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3i.1 to our Form 8-K filed on November 1, 2006)
3.2	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form 8-K filed on March 9, 2007)
3.3	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form 8-K filed on September 11, 2008)
3.4	Amended and Restated Bylaws (as amended through March 8, 2007) (incorporated herein by reference to Exhibit 3.2 to our Form 8-K filed on March 9, 2007)
4.1
Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the Company, dated February 7, 2007, including the Certificate of Correction filed on February 12, 2007 (incorporated herein by reference to Exhibit 4.1 to our Form 8-K filed on February 13, 2007)

4.2
Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of the Company, dated September 4, 2008 (incorporated herein by reference to Exhibit 4.1 to our Form 8-K filed on September 11, 2008)

4.3	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.2 to our Form 8-K filed on February 13, 2007)
4.4	Form of Series B Warrant (incorporated herein by reference to Exhibit 4.3 to our Form 8-K filed on February 13, 2007)
4.5	Series C Warrant, dated February 7, 2007, between the Company and 1st BridgeHouse Securities, LLC (incorporated herein by reference to Exhibit 4.5 to our Form 8-K filed on February 13, 2007)

4.6	Series AA Warrant, dated February 7, 2007, between the Company and 1st BridgeHouse Securities, LLC (incorporated herein by reference to Exhibit 4.6 to our Form 8-K filed on February 13, 2007)
4.7	Series BB Warrant, dated February 7, 2007, between the Company and 1st BridgeHouse Securities, LLC (incorporated herein by reference to Exhibit 4.7 to our Form 8-K filed on February 13, 2007)
4.8	Series JJ Warrant, dated February 7, 2007, between the Company and 1st BridgeHouse Securities, LLC (incorporated herein by reference to Exhibit 4.8 to our Form 8-K filed on February 13, 2007)
10.1
Series A Convertible Preferred Stock Purchase Agreement, dated February 7, 2007, among the Company and the purchasers listed on Exhibit A thereto (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on February 13, 2007)

10.2	First Amendment to Series A Convertible Preferred Stock Purchase Agreement, dated May 19, 2008 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on June 4, 2008)
10.3
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

10.8†	Employment Agreement, dated October 8, 2006, between Wuhan Blower Co., Ltd. and Jin Qihai (incorporated herein by reference to Exhibit 10.21 to our Form 8-K filed on February 13, 2007)
10.9†	Employment Agreement, dated July 1, 2004, between Wuhan Blower Co., Ltd. and Liu Shupeng (incorporated herein by reference to Exhibit 10.22 to our Form 8-K filed on February 13, 2007)
10.10†	Employment Agreement, dated February 15, 2006, between Wuhan Blower Co., Ltd. and Ge Zengke (incorporated herein by reference to Exhibit 10.23 to our Form 8-K filed on February 13, 2007)

10.11†*	Employment Agreement, dated May 1, 2008, between the Company and Haiming Liu
10.12
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

10.17†	Wuhan General Group (China), Inc. 2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on December 6, 2007)
10.18†	Form of Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed on December 6, 2007)
10.19†	Form of Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed on December 6, 2007)
10.20†	Wuhan General Group (China), Inc. Outside Director Compensation Package (incorporated herein by reference to Exhibit 10.4 to our Form 8-K filed on December 6, 2007)
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to our Form 8-K filed on March 14, 2008)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Samuel H. Wong & Co. LLP, CPA
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
32.1*	Certifications Pursuant to 18 U.S.C. Section 1350

__________________
*           Filed herewith.
†           Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WUHAN GENERAL GROUP (CHINA), INC.

Date: March 30, 2009	By:	/s/ Xu Jie
Name: Xu Jie
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date
	President, Chief Executive	March 30, 2009
/s/ Xu Jie	Officer and Director, (principal
Xu Jie	executive officer)

	Chief Financial Officer	March 30, 2009
/s/ Haiming Liu	(principal financial and
Haiming Liu	accounting officer)

/s/ Ge Zengke	Director	March 30, 2009
Ge Zengke

/s/ Jin Qihai	Director	March 30, 2009
Jin Qihai

/s/ David K. Karnes	Director	March 30, 2009
David K. Karnes

/s/ Brian Lin	Director	March 30, 2009
Brian Lin

/s/ Shi Yu	Director	March 30, 2009
Shi Yu

/s/ Zheng Qingsong	Director	March 30, 2009
Zheng Qingsong

Wuhan General Group (China), Inc.

Audited Financial Statements

December 31, 2008 and 2007

(Stated in US Dollars)

Wuhan General Group (China), Inc.

Contents	Pages

Report of Registered Independent Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 to F-3

Consolidated Statements of Income	F-4 to F-5

Consolidated Statements of Stockholders’ Equity	F-6 to F-7

Consolidated Statements of Cash Flows	F-8 to F-9

Notes to the Financial Statements	F-10 to F-31

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Wuhan General Group (China), Inc. (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wuhan General Group (China), Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California	/s/ Samuel H. Wong & Co., LLP Samuel H. Wong & Co., LLP
March 13, 2009	Certified Public Accountants

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At December 31, 2008 and 2007
(Stated in US Dollars)

		At	At
	Note	December 31,	December 31,
		2008	2007
ASSETS
Current Assets
Cash	2(e)	$2,817,503	$992,965
Restricted Cash	3	13,180,640	9,108,866
Notes Receivable	4	-	1,865,491
Accounts Receivable	2(f),5	41,486,856	31,875,411
Other Receivable		1,719,083	1,977,646
Inventory	2(g),6	8,395,467	7,895,960
Advances to Suppliers		20,274,473	12,743,130
Advances to Employees	7	189,516	138,420
Prepaid Expenses		92,279	-
Prepaid Taxes		604,610	257,554
Total Current Assets		88,760,427	66,855,443
Non - Current Assets
Real Property Available for Sale		1,100,376	993,861
Property, Plant & Equipment, net	2(h),8	22,274,551	20,401,547
Land Use Rights, net	2(j),9	12,297,429	1,830,476
Construction in Progress	10	30,276,011	9,897,484
Intangible Assets, net	2(i),11	363,574	381,281
Total Assets		$155,072,368	$100,360,092

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Bank Loans & Notes	12	35,171,690	28,132,664
Accounts Payable		8,420,678	4,747,298
Taxes Payable		1,109,548	1,043,383
Other Payable	13	7,708,323	3,137,575
Dividend Payable		193,804	898,875
Accrued Liabilities	14	2,805,558	2,003,800
Customer Deposits		4,614,370	5,034,464
Total Current Liabilities		60,023,971	44,998,059

Long Term Liabilities
Bank Loans and Notes	12	1,458,959	-
Total Liabilities		61,482,930	44,998,059

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At December 31, 2008 and 2007
(Stated in US Dollars)

		At	At
	Note	December 31,	December 31,
		2008	2007
Stockholders' Equity

Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,241,453 and 10,287,554 Shares of Series A Convertible Preferred Stock Issued & Outstanding at December 31, 2008 and 2007, respectively	15	624	1,029
Additional Paid in Capital - Preferred Stock		8,170,415	13,466,990
Additional Paid in Capital - Warrants		3,687,794	6,572,334
Additional Paid in Capital - Beneficial Conversion Feature		6,371,546	10,501,982
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 and 0 Shares of Series B Convertible Preferred Stock Issued & Outstanding at December 31, 2008 and 2007, respectively	15	635	-
Additional Paid in Capital - Preferred Stock		12,637,158	-
Additional Paid in Capital - Warrants		2,274,181	-
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	-
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 24,752,802 and 19,712,446 Shares Issued & Outstanding at December 31, 2008 and 2007, respectively	15	2,475	1,971
Additional Paid in Capital		28,436,835	12,349,602
Statutory Reserve	2(t),16	3,271,511	633,771
Retained Earnings		17,034,243	8,483,648
Accumulated Other Comprehensive Income	2(u)	7,678,329	3,350,706
Total Stockholders' Equity		93,589,438	55,362,033

Total Liabilities & Stockholders' Equity		$155,072,368	$100,360,092

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

		Year	Year
		ended	ended
	Note	December 31,	December 31,
		2008	2007
Sales	2(l)	$118,633,833	$82,503,510
Cost of Sales	2(m)	84,442,278	57,429,085
Gross Profit		34,191,555	25,074,425

Operating Expenses
Selling	2(n)	3,346,586	1,741,539
General & Administrative	2(o)	7,753,163	5,615,320
Warranty	2(v),14	469,586	1,317,794
Total Operating Expense		11,569,335	8,674,653

Operating Income		22,622,220	16,399,772

Other Income (Expenses)
Other Income		986,678	42,097
Interest Income		84,525	303,898
Other Expenses		(199,621)	(554,484)
Interest Expense		(1,990,477)	(1,321,414)
Stock Penalty for late listing on NASDAQ	15	(5,355,233)	-
Total Other Income (Loss) & Expense		(6,474,128)	(1,529,903)

Earnings before Tax		16,148,092	14,869,869

Income Tax	2(s), 17	-	-

Net Income		$16,148,092	$14,869,869

Preferred Dividends Declared		927,102	1,072,904
Series A Constructive Preferred Dividend	22	-	10,501,982
Series B Constructive Preferred Dividend	22	4,032,656	-
Income Available to Common Stockholders		$11,188,335	$3,294,983

Earnings Per Share	18
Basic		$0.49	$0.17
Diluted		$0.26	$0.10

Weighted Average Shares Outstanding
Basic		22,675,532	19,712,446
Diluted		47,085,048	33,633,831

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

	Year	Year
	ended	ended
	December 31,	December 31,
	2008	2007
Comprehensive Income
Net Income	$16,148,092	$14,869,869
Other Comprehensive Income
Foreign Currency Translation Adjustment	4,327,623	2,580,586
Total Comprehensive Income	$20,475,715	$17,450,455

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2008 and 2007
 (Stated in US Dollars)

	Series A			Series	Beneficial	Series B			Series	Beneficial						Accum
	Convertible		Preferred	A, J, B, C	Conversion	Convertible		Preferred	BB, JJ	Conversion			Common			-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Common Stock		Stock			Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2007	-	-	-	-	-	-	-	-	-	-	19,712,446	1,971	12,349,602	622,151	5,200,285	770,120	18,944,129
Issuance of Common Stock for Cash																	-
Issuance of Preferred Stock for Cash	10,287,554	1,029	13,466,990	6,572,334													20,040,353
Net Income															14,869,869		14,869,869
Preferred Dividends Declared															(1,072,904)		(1,072,904)
Constructive Preferred Dividends					10,501,982										(10,501,982)		-
Appropriations of Retained Earnings														11,620	(11,620)		-
Foreign Currency Translation Adjustment																2,580,586	2,580,586
Balance, December 31, 2007	10,287,554	1,029	13,466,990	6,572,334	10,501,982	-	-	-	-	-	19,712,446	1,971	12,349,602	633,771	8,483,648	3,350,706	55,362,033

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2008 and 2007 (Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2008	10,287,554	1,029	13,466,990	6,572,334	10,501,982	-	-	-	-	-	19,712,446	1,971	12,349,602	633,771	8,483,648	3,350,706	55,362,033

Issuance of Preferred Stock for Cash				(1,860,866)		6,369,078	637	12,667,525	2,274,181	4,032,656					(4,032,656)		13,081,477

Conversion of Series A Preferred Stock	(4,046,101)	(405)	(5,296,575)		(4,130,436)	(15,000)	(2)	(30,368)		(8,963)	4,061,101	406	9,466,342				-

Issuance of Common Stock from Exercise of Series C Warrants				(150,287)							115,361	12	150,275				-

Stock Option Compensation													227,603				227,603

Issuance of Common Stock for Listing Penalties											863,894	86	5,355,147				5,355,233

Cancellation of Remaining J Warrants				(873,387)									873,387

Net Income															16,148,092		16,148,092

Preferred Dividends Declared															(927,102)		(927,102)

Adjustment of Compensation from Liabilities to Equity													14,479				14,479

Appropriations of Retained Earnings														2,637,740	(2,637,740)		-

Foreign Currency Translation Adjustment																4,327,623	4,327,623

Balance, December 31, 2008	6,241,453	$624	$8,170,415	$3,687,794	$6,371,546	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	24,752,802	$2,475	$28,436,835	$3,271,511	$17,034,243	$7,678,329	$93,589,438

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007
 (Stated in US Dollars)

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2008	2007
Cash Flow from Operating Activities
Cash Received from Customers	$110,726,349	$73,532,077
Cash Paid to Suppliers & Employees	(93,031,049)	(83,510,411)
Interest Received	84,525	157,072
Interest Paid	(1,990,477)	(1,321,415)
Miscellaneous Receipts	986,678	42,096
Cash Sourced/(Used) in Operating Activities	16,776,026	(11,100,581)

Cash Flows from Investing Activities
Cash Invested in Restricted Time Deposits	(4,071,775)	(8,726,336)
Repayment of/(Investment in) Notes	-	(1,312,344)
Payments for Purchases and Construction of Plant & Equipment	(24,408,675)	(14,962,822)
Purchases of Land Use Rights	(10,606,926)	(127,793)
Payments for Purchases of Intangible Assets	-	(59,920)
Cash Used/(Sourced) in Investing Activities	(39,087,376)	(25,189,215)

Cash Flows from Financing Activities
Proceeds from Issuance of Preferred Stock	13,081,477	20,040,353
Proceeds from Bank Loans	-	4,681,749
(Repayment of Bank Loans)	(5,096,172)	-
Proceeds from Issuance of Notes	13,594,158	9,905,857
Repayment of Notes	-	-
Dividends Paid	(1,632,173)	(174,029)
Cash Sourced/(Used) in Financing Activities	19,947,290	34,453,930

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(2,364,059)	(1,835,866)

Effect of Currency Translation	4,188,598	2,580,588

Cash & Cash Equivalents at Beginning of Period	992,965	248,243

Cash & Cash Equivalents at End of Period	$2,817,503	$992,965

Non-Cash Investing Activity:
Contribution of Capital Equipment	-	-
Value of property surrendered by Hubei Dilong	-	993,861
Non-Cash Financing Activity:
Constructive Preferred Stock Dividend	4,032,656	10,501,982

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2008	2007
Net Income	$16,148,092	$14,869,869

Adjustments to Reconcile Net Income to
Net Cash Provided by / <Used in> Operating Activities :

Reclassification of prior period stock compensation from liability to equity	14,479
Stock Penalties	5,355,233	-
Stock Compensation	227,603	14,479
Amortization	190,192	90,260
Depreciation	2,157,143	814,050
Decrease/(Increase) in Notes Receivable	1,865,491	(11,141)
Decrease/(Increase) in Accounts Receivable	(9,611,445)	(19,387,329)
Decrease/(Increase) in Other Receivable	258,563	6,833,053
Decrease/(Increase) in Inventory	(499,507)	(3,351,299)
Decrease/(Increase) in Advances to Suppliers	(7,531,343)	(9,996,805)
Decrease/(Increase) in Advances to Employees	(51,096)	117,416
Decrease/(Increase) in Prepaid Expenses	(92,279)	-
Decrease/(Increase) in Prepaid Taxes	(347,057)	(253,665)
Increase/(Decrease) in Accounts Payable	3,673,380	(3,784,553)
Increase/(Decrease) in Taxes Payable	66,165	(680,162)
Increase/(Decrease) in Other Payable	4,570,748	(1,457,064)
Increase/(Decrease) in Accrued Liabilities	801,759	1,635,152
Increase/(Decrease) in Customer Deposits	(420,094)	3,447,158

Total of all adjustments	627,934	(25,970,450)

Net Cash Provided by Operating Activities	$16,776,026	$(11,100,581)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Notes to Financial Statements
For the years ended December 31, 2008 and 2007
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through its operating subsidiaries Wuhan Blower Co., Ltd. (“Wuhan Blower”), Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating Equipment”), and Wuhan Xingelin Machinery Equipment Manufacturing Co., Ltd. (“Wuhan Xingelin Equipment”).  Wuhan Blower is a China-based manufacturer of industrial blowers that principally are components of steam driven electrical power generation plants.  Wuhan Generating Equipment is a China-based manufacturer of industrial steam and water turbines, also principally for use in electrical power generation plants.  Wuhan Xingelin Equipment is a China-based manufacturer of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.

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

On December 25, 2008, Wuhan Blower, entered into an Asset Purchase Agreement with Wuhan Gongchuang Real Estate Co., Ltd. (the “Seller”) pursuant to which Wuhan Blower acquired certain assets owned by Seller, including certain buildings, equipment, land use rights, and construction in progress.  An 8-K filed with the US Securities and Exchange Commission on February 5, 2009 further details the transaction.  Title of the assets purchased under the above agreement has been recorded under Wuhan Xingelin Equipment.  Wuhan Blower currently owns 98% beneficial interest in Wuhan Xingelin Equipment.  Upon completion of registration of local authorities Wuhan Blower will beneficially own 100% interest in Wuhan Xingelin Equipment.  Wuhan Xingelin Equipment is incorporated under the laws of the PRC.  The purchased assets have been accounted for on Wuhan Xingelin Equipment’s books as contributed capital.

The assets that were purchased from the Seller were re-appraised by an independent appraisal firm Zhuhai GongPingSiYuan Appraising Co Ltd  (“Zhuhai”).  The re-appraisal found that the purchase price of the assets was not materially unfair.  Zhuhai believes that when the entire construction of the workshop and buildings is completed, the purchase price should be considered fair.  Zhuhai noted that certain documents are in the process of registration with local government authorities.  See also Note 8 – Property, Plant, and Equipment.

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
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

The consolidated financial statements include the accounts of the Company and its subsidiaries, UFG, Wuhan Blower, Wuhan Generating Equipment and Wuhan Xingelin Equipment.  Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.  An allowance for doubtful accounts is made when collection of the full amount is no longer probable.  Pursuant to the Company’s accounting policies, the allowance for doubtful accounts is determined by applying a rate of five percent on outstanding trade receivables.  In addition, the Company uses a specific review process to determine if any additional allowances for doubtful accounts are required.  Bad debts are charged against the allowance when outstanding trade receivables have been determined to be uncollectible.  See also Note 5 – Accounts Receivable.

(g)	Inventory

Inventory, consisting of raw materials, work in progress, and finished products, is stated at the lower of cost or market value.  Finished products are comprised of direct materials, direct labor and an appropriate proportion of overhead.

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
 (Stated in US Dollars)

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

The Company carries land use rights at cost less accumulated amortization.  Land use rights are amortized straight-line over the useful life of 50 years for the Wuhan Blower and Wuhan Generating campus, and of 30 years for the Wuhan Xingelin Equipment campus.

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of December 31, 2008 and 2007, there were no significant impairments of its long-lived assets.

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
 (Stated in US Dollars)

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

	December 31,	December 31,
Exchange Rates	2008	2007
Year end RMB : US$ exchange rate	6.85420	7.31410
Average 12-month RMB : US$ exchange rate	6.96225	7.61720

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(s)	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
 (Stated in US Dollars)

Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of: -

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the consolidated net income for the year ended December 31, 2008, the Company shall not be subject to income tax.

(t)	Statutory Reserve

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
 (Stated in US Dollars)

(v)	Warranty Policy

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects management’s best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change the estimates and require adjustments to the warranty obligation. New product launches require a greater use of judgment in developing estimates until historical experience becomes available.  See also Note 14 – Warranty Liability.

(w)	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for warrants and the as-if method for convertible securities.  Dilutive potential common shares include outstanding warrants, and convertible preferred stock.  See also Note 18 – Earnings Per Share.

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
(Stated in US Dollars)

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

3.	RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure banking facilities, which are comprised of loans and notes payables in addition to other collateral.

4.	NOTES RECEIVABLE

	At	At
	December 31,	December 31,
	2008	2007
Notes Receivable	$-	$1,891,126
Less: Allowance for Bad Debts	-	(25,635)
	$-	$1,865,491

There were no Notes Receivable at December 31, 2008.  Notes Receivable are typically in the form of bank drafts from customers.  Bank drafts are liquid instruments that can be either (a) endorsed to the Company’s vendors, or (b) discounted to the Company’s own bank.  The Company chooses to carry these instruments as notes receivable instead of cash primarily because of the associated time element of these notes, as they are normally due at a later point in time; therefore, these bank drafts represent different risk and reward characteristics.

5.	ACCOUNTS RECEIVABLE

	At	At
	December 31,	December 31,
	2008	2007

Total Accounts Receivable-Trade	$44,619,549	$33,121,294
Less: Allowance for Bad Debt	(3,132,693)	(1,245,883)
	$41,486,856	$31,875,411

Allowance for Bad Debts
Beginning Balance	$(1,245,883)	$(319,741)
Allowance Provided	(1,886,810)	(1,485,634)
Less: Bad Debt Written Off	-	559,492
Ending Balance	$(3,132,693)	$(1,245,883)

6.	INVENTORY

	At	At
	December 31,	December 31,
	2008	2007

Raw Materials	$1,763,077	$1,523,444
Work in Progress	4,065,249	4,779,339
Finished Goods	2,567,141	1,593,177
	$8,395,467	$7,895,960

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
(Stated in US Dollars)

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $189,516 and $138,420 as of December 31, 2008 and 2007, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts.  These advances are deducted from future sales commissions earned by these salespeople.  In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

At December 31, 2008		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Buildings	11,011,657	-	-	11,011,657
Machinery & Equipment	1,888,521	10,551,443	1,916,553	14,356,517
Furniture & Fixtures	362,007	13,781	-	375,788
Auto	776,312	260,951	-	1,037,263
Other	74,455	-	-	74,455
	14,112,952	10,826,175	1,916,553	26,855,680
Less: Accumulated Depreciation
Buildings	(1,874,508)	-	-	(1,874,508)
Machinery & Equipment	(632,150)	(1,260,420)	(32,125)	(1,924,695)
Furniture & Fixtures	(221,068)	(3,826)	-	(224,894)
Auto	(501,132)	(49,070)	-	(550,202)
Other	(6,830)	-	-	(6,830)
	(3,235,688)	(1,313,316)	(32,125)	(4,581,129)

Property, Plant, & Equipment, Net	$10,877,264	$9,512,859	$1,884,428	$22,274,551

At December 31, 2007		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Buildings	10,318,689	-	-	10,318,689
Machinery & Equipment	1,502,328	9,776,318	-	11,278,646
Furniture & Fixtures	297,288	10,192	-	307,480
Auto	696,501	215,831	-	912,332
Other	8,385	-	-	8,385
	12,823,191	10,002,341	-	22,825,532
Less: Accumulated Depreciation
Buildings	(1,168,101)	-	-	(1,168,101)
Machinery & Equipment	(478,785)	(263,276)	-	(742,0621)
Furniture & Fixtures	(146,949)	(1,828)	-	(148,777)
Auto	(344,576)	(16,634)	-	(361,210)
Other	(3,836)	-	-	(3,836)
	(2,142,247)	(281,738)	-	(2,423,985)

Property, Plant, & Equipment, Net	$10,680,944	$9,720,603	$-	$20,401,547

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
 (Stated in US Dollars)

The shared campus of Wuhan Blower and Wuhan Generating Company consists of approximately 440,000 square feet (44,233 square meters) of building floor space.  The Company’s new turbine manufacturing workshop will provide approximately 215,482 square feet (20,019 square meters) of floor space.  A new office building will house the business operations of Wuhan Generating Equipment and will provide an additional 134,656 square feet (12,510 square meters) of floor space.

The newly acquired campus of Wuhan Xingelin Equipment will house the following buildings when fully built out and complete:

	Square Feet	Square Meters
Workshop 1	136,131	12,647.00
Workshop 2	90,363	8,395.00
Workshop 3	95,777	8,898.00
Dormitories	67,662	6,286.08
Commercial Shops	5,285	491.00
Warehouse	102,155	9,490.60
Office Buildings	152,994	14,213.64
	650,367	60,421.32

The local government has already approved the architectural plans for all of the buildings. Currently Workshop 1, Warehouse, Dormitories, and Commercial Shops have yet to be built.  Workshop 2 and Workshop 3 are fully built.  The Office Building is currently under construction but has yet to be completed.

In order to complete the building of the Workshop 1 the Company will need to pay approximately an additional $1.78 million (RMB 12,242,721) beyond the amount committed in the asset purchase agreement.

9.	LAND USE RIGHTS

At December 31, 2008		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Land Use Rights	$2,117,709	$-	$10,473,768	$12,591,477
Less: Accumulated Amortization	(206,766)	-	(87,282)	(294,049)
Land Use Rights, Net	$1,910,943	$-	$10,386,486	$12,297,429

At December 31, 2007		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Land Use Rights	$1,984,550	$-	$-	$1,984,550
Less: Accumulated Amortization	(154,074)	-	-	(154,074)
Land Use Rights, Net	$1,830,476	$-	$-	$1,830,476

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
 (Stated in US Dollars)

The Company acquired through Wuhan Hi-Tech Blower Manufacturing Co. Ltd. (WBM) the Land Use Rights for three parcels of land totaling 1,170,000 square feet for a term of 50 years from March 1, 2004 to March 1, 2054 for $1,856,757 (RMB 14,515,200).  The land has been used for the Company’s facilities including the blower manufacturing facilities, turbine manufacturing facility, warehouses, testing facilities, dormitories, and administrative buildings for its Wuhan Blower and Wuhan Generating Equipment subsidiaries.

The parcel of land purchased in the asset acquisition and now carried on the books of Wuhan Xingelin Equipment total 792,547 square feet (73,630.05 square meters).  The land will be used for Wuhan Xingelin Equipment’s office building, workshops, and dormitories.  The land use right will be amortized over 30 years.

10.	CONSTRUCTION IN PROGRESS

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

The following table details the assets that are accounted for in the Construction-in-Progress account at December 31, 2008 and 2007:

		At	At
		December 31,	December 31,
Subsidiary	Description	2008	2007
Wuhan Blower	Blower Workshop	$631,839	$-
Wuhan Blower	Bus Parking	4,377	4,102
Wuhan Blower	Dormitory	20,425	-
Wuhan Blower	Landscaping	4,934	4,624
Wuhan Blower	Office Building	471,959	-
Wuhan Blower	Other	391,533	-
Wuhan Blower	Security System	292	273
Wuhan Blower	Street	584	547
Wuhan Blower	Testing Facility	11,380	-
Wuhan Blower	Wall	320,468	7,014
Wuhan Blower	Warehouse	33,518	-
Wuhan Generating	Capitalized Interest	131,622	190,098
Wuhan Generating	Design Fee	-	20,180
Wuhan Generating	Equipment Requiring Installation	3,374,825	-
Wuhan Generating	Generating Workshop	5,745,581	4,148,289
Wuhan Generating	Generating Workshop-Materials	4,481,922	1,777,389
Wuhan Generating	Generating Office Building	3,346,449	9,297
Wuhan Generating	Inspection Fee	-	7,417
Wuhan Generating	Labor	-	554,007
Wuhan Generating	Land Improvement	-	24,202
Wuhan Generating	Miscellaneous	259	46,724
Wuhan Generating	Office Building	-	3,093,750
Wuhan Generating	Shipping Costs	10,213	9,571
Wuhan Xin Ge Lin	Landscaping	145,917	-
Wuhan Xin Ge Lin	Workshop	4,837,559	-
Wuhan Xin Ge Lin	Office Building	5,289,083	-
Wuhan Xin Ge Lin	Utility Systems Setup	1,021,272	-
		$30,276,011	$9,897,484

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
 (Stated in US Dollars)

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	At	At
	December 31,	December 31,
	2008	2007
Category of Asset
Trademarks	$145,896	$136,722
Mitsubishi License	335,980	314,855
Tianyu CAD License	4,450	4,170
Sunway CAD License	16,778	15,723
Microsoft License	13,934	13,057
	517,038	484,527

Less: Accumulated Amortization
Trademarks	(32,827)	(23,926)
Mitsubishi License	(113,599)	(74,970)
Tianyu CAD License	(1,391)	(887)
Sunway CAD License	(1,119)	(524)
Microsoft License	(4,528)	(2,938)
	(153,464)	(103,246)

Intangible Assets, Net	$363,574	$381,281

The weighted average amortization period for the Company’s intangible assets at December 31, 2008 and 2007 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
(Stated in US Dollars)

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at December 31, 2008 and 2007 for the Company’s bank loans and notes payable.

				Interest	At	At
				Rate Per	December 31,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2008	2007
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/20/2009	8.96%	$729,480	$-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/22/2009	8.96%	729,480	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/25/2009	8.96%	729,480	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/27/2009	8.96%	729,480	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/29/2009	8.96%	729,480	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/4/2009	8.96%	729,480	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/23/2009	8.96%	583,584	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/26/2009	8.96%	1,167,168	-
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/24/2009	8.96%	1,167,168	-
subtotal					7,294,797	-

Wuhan Blower	Notes Payable	China Minsheng Banking Corp., Ltd.	1/22/2009		1,458,959	-
Wuhan Blower	Notes Payable	Citic Industrial Bank	3/27/2009		3,647,399	-
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		1,313,064	-
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	3/2/2009		1,750,751	-
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		1,313,064	-
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/10/2009		579,760	-
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/18/2009		744,069	-
subtotal					10,807,067	-

Wuhan Generating	Bank Loans	Citic Industrial Bank	3/2/2009	8.22%	2,917,919	-
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	1/7/2009	7.47%	1,458,959	-
subtotal					4,376,878	-

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
(Stated in US Dollars)

Wuhan Generating	Long Term Loan	Bank of Communications	12/23/2010	5.67%	1,458,959	-
Wuhan Generating	Notes Payable	Bank of Communications	6/26/2009		2,480,231	-
Wuhan Generating	Notes Payable	Bank of Communications	1/15/2009		1,458,959	-
Wuhan Generating	Notes Payable	Bank of Communications	1/16/2009		4,376,878	-
Wuhan Generating	Notes Payable	Bank of Communications	6/24/2009		4,376,878	-
subtotal					12,692,947	-

Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	10/23/2008	7.29%	-	2,734,444
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	12/9/2008	7.29%	-	1,367,222
Wuhan Blower	Bank Loans	Citic Industrial Bank	9/19/2008	7.29%	-	3,418,056
Wuhan Blower	Bank Loans	Citic Industrial Bank	3/28/2008	4.80%	-	6,143
Wuhan Blower	Bank Loans	Citic Industrial Bank - Auto Loan	3/10/2008	5.76%	-	2,428
Wuhan Blower	Bank Loans	Citic Industrial Bank	2/17/2008	6.73%	-	2,734,444
Wuhan Blower	Bank Loans	Jiang Xia	On Demand	6.00%	-	410,167
Wuhan Blower	Bank Loans	Bank of China	3/14/2008	6.83%	-	717,792
subtotal					-	11,390,696

Wuhan Blower	Notes Payable	Hubei Gong Chuang	4/30/2008	-	-	5,143,490
Wuhan Blower	Notes Payable	98 Various Other Notes			-	3,395,145
subtotal					-	8,538,635

Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	8/27/2008	7.02%	-	1,093,778
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	8/22/2008	7.02%	-	1,093,778
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	6/3/2008	6.57%	-	2,734,444
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	6/24/2008	6.57%	-	546,889
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	5/21/2008	6.57%	-	1,367,222
subtotal					-	6,836,111

Wuhan Generating	Notes Payable	Shanghai Pudong Development Bank	1/7/2008	-	-	1,367,222

total					$36,630,649	$28,132,664

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
(Stated in US Dollars)

Banking facilities extended by the CITIC Industrial Bank and Shanghai Pudong Development Bank were secured by the Company’s mortgage of real property.

Certain notes payable, as indicated above, do not have a stated rate of interest.  These notes are payable on demand to the Company’s creditors.  The creditors have given extended credit terms secured by pledge of the Company’s restricted cash.

13.	OTHER PAYABLE

The Company included certain accruals in “Other Payable” for value added tax invoices yet to be received from vendors, who have already delivered the goods or services.  The following table depicts the Company’s Other Payable line items at December 31, 2008:

Vendor	Description	Amount
Hubei Gong Chuang	Purchase of Sukong Assets	$5,735,874
Wuhan Manchang Logistic Co., Ltd	Transportation costs	118,542
Wuhan Shanhe Transportation Service Co., Ltd	Transportation costs	142,403
Wuhan Pengmai Transportation Service Co., Ltd	Transportation costs	145,619
Wuhan Huayuan Junchen Electric Equipment Project Co., Ltd	Purchase of equipment for generating workshop	145,896
Wuhan Zhongyuan Logistic Co., Ltd	Transportation costs	157,866
Wuhan Jinruo Trade Development Co., Ltd	Purchase of equipment for generating workshop	253,713
Mr. Xue Jie, Chairman & CEO	Regular business expenses that have yet to be reimbursed	276,832
64 Various Vendors	Miscellaneous cost and expenses of amounts less than $100,000	731,578
		$7,708,323

14.	WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet under Accrued Liabilities.  The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary.  The Company’s typical sales contracts provide for a warranty period of 12-18 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the years ended December 31 2008 and 2007:

	December 31,	December 31,
	2008	2007

Balance at beginning of period	1,541,771	249,234
Adjustment	-	592,168
Accruals for current & pre-existing warranties issued during period	469,586	725,626
Less: Settlements made during period	(60,291)	(25,257)
Less: Reversals and warranty expirations	(796,453)	-
Balance at end of period	1,154,613	1,541,771

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
(Stated in US Dollars)

Wuhan Generating Equipment accrued an expense for estimated warranty liabilities in the year ended December 31, 2007.  The subsidiary originally carried the expense under selling expense; it has been regrouped under the warranty expense line item, along with the consolidated amount from Wuhan Blower.  This reclassification had no impact to prior earnings but is merely a change in presentation.

15.	CAPITALIZATION

Series B Convertible Preferred Stock

On September 5, 2008, the Company entered into an Agreement to Amend Series J Warrants of the Company with holders of warrants exercisable for a majority of the shares of warrant stock issuable under the Company’s Series A, B and J warrants. This agreement amended the Series J Warrants so that such warrants are exercisable for shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Prior to this agreement, such warrants were exercisable for shares of the Company’s common stock.

In connection with this agreement, the Company designated 9,358,370 shares of preferred stock as “Series B Convertible Preferred Stock, par value $0.0001 per share” with those rights and preferences as set forth in the Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock of the Company. The Series B Preferred Stock ranks senior to the Company’s common stock and junior to the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share. The shares of Series B Preferred Stock are convertible on a one-for-one basis into shares of the Company’s common stock.  Except with respect to specified transactions that may affect the rights, preferences, privileges or voting power of the Series B Preferred Stock and except as otherwise required by Nevada law, the Series B Preferred Stock has no voting rights.  The Series B Preferred Stock is non-redeemable and is not entitled to dividends.  When accounting for the Series B Preferred Stock, the Company determined that they qualified as equity because the aforementioned characteristics made them akin to common stock.

Investors holding the amended Series J Warrants exercised their right to purchase Series B Preferred Stock at $2.33 per share.  For the year ended December 31, 2008, certain investors exercised their amended Series J Warrants for a total of 6,369,078 shares of Series B Preferred Stock. The Company received gross proceeds of $14,839,952 for the issuance of those shares in connection with the exercise of the Series J Warrants.  The total amount of commission paid to the placement agent, 1st Bridgehouse Securities, was 10% of the gross proceeds, or $1,483,995.  The Company also paid a total of $274,480 for other financing related expenses.  The net proceeds from the transactions, after accounting for placement agent commissions and other related financing expenses, was $13,081,477.

Simultaneously with the exercise of a portion of the Series J Warrants, a corresponding portion of the Series B and Series JJ Warrants became exercisable. Accordingly, the Company accounted for the net proceeds of this issuance by allocating to Par Value, Additional Paid in Capital attributable to Series B Preferred Stock, and Additional Paid in Capital attributable to Series B and JJ Warrants.  The Company determined that the Series B Preferred Stock had a beneficial conversion feature (BCF).  Accordingly, the Company accounted for this BCF as a constructive preferred dividend, which is a charge that reduces retained earnings and increases additional paid in capital attributable to the Series B Preferred Stock.  The Company also transferred a prorated portion of proceeds previously recorded under Warrants A, J, B, and C to the Additional Paid in Capital of Series B Preferred Stock to reflect the exercise of the amended Series J Warrants.

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
(Stated in US Dollars)

Penalty Shares

Certain investors were issued shares of common stock as a penalty for the Company’s failure to achieve listing status on NASDAQ by a predetermined date, which was a term stipulated in the Stock Purchase Agreement dated February 7, 2007.  During the year ended December 31, 2008, certain investors were awarded an aggregate of 863,894 shares of common stock.  The Company recorded expenses to its statements of income for the issuance of these shares totaling $5,355,233.  Spring House Capital provided the valuation of the shares used in determining the amount of expense as $6.35, $7.83, and $5.30, which relate to March 18, 2008, May 30, 2008, and September 3, 2008, respectively.  These were the dates of issuance of the penalty shares.  The Company, at the end of the third quarter of 2008, carried the penalty expense on the income statement under the line item of other expense in the amount of approximately $1.3 million.  After receipt of the valuation of the shares by Spring House Capital, the Company revised the amount of expense to be charged to the income statement.  In consideration of the magnitude of the expense relative of the operating income of the Company, the Company reclassified the expense to its own line item on the income statement.

Exercise of Series C Warrants

During the year ended December 31, 2008, one holder of Series C Warrants exercised the right to purchase 205,751 shares of common stock.  The transaction was a cashless exercise.  Accordingly, the Company issued to the holder 115,361 shares of common stock and cancelled warrants with the rights to purchase 90,390 of common stock.

The following table depicts a summary of the total number of shares of fully diluted common stock at December 31, 2008:

Number of Shares
Common Stock Outstanding	24,752,802
Common Stock Issuable upon:
- Conversion of Preferred Stock	12,595,531
- Exercise of Warrants	12,453,287
- Exercise of Stock Options	120,000
Total number of Shares of Fully Diluted Common Stock	49,921,620

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
(Stated in US Dollars)

16.	COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered Paid-in capital.  The Company had future unfunded commitments, as provided below.

	At	At
	December 31,	December 31,
	2008	2007
Unadjusted Registered Capital in PRC	$43,826,004	$35,982,303
50% maximum thereof	21,913,001	17,991,152

Less: Amounts Appropriated to Statutory Reserve	(3,271,511)	(633,771)
Unfunded Commitment	$18,641,490	$17,357,381

17.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25%; however, the Company was approved as a foreign investment enterprise in March 2007, and in accordance with the relevant regulations regarding the favorable tax treatment for a foreign investment enterprise, the Company is entitled to a two-year tax exemption followed by a three-year half exemption.  For the years ended December 31, 2008 and 2007, the Company was still within the two year tax exemption period, and accordingly, made no provision for income taxes.  The Company’s operating subsidiaries expect to be subject to a 15% income tax rate for the fiscal year 2009, starting January 1, 2009.

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

The Company has also retained an U.S. CPA firm to aide in preparation of its U.S. income tax returns in order to maintain a high level of compliance with U.S. tax laws.

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
(Stated in US Dollars)

18.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2008	2007
Net Income	$16,148,092	$14,869,869
Preferred Dividends	927,102	1,072,904
Series A Constructive Preferred Dividend	-	10,501,982
Series B Constructive Preferred Dividend	4,032,656	-
Income Available to Common Stockholders	$11,188,335	$3,294,983

Original Shares:
Additions from Actual Events
- Issuance of Common Stock	19,712,446	19,712,446
- Conversion of Series A Preferred Stock into Common Stock	2,329,527	-
- Conversion of Series B Preferred Stock into Common Stock	2,219	-
- Issuance of Common Stock resulting from the Exercise of Warrants	115,361	-
- Issuance of Penalty Shares	515,979	-
Basic Weighted Average Shares Outstanding	22,675,532	19,712,446

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock	7,958,027	-
- Conversion of Series B Preferred Stock	1,507,851	-
- Exercise of Investor Warrants & Placement Agent Warrants	14,943,638	13,921,385
- Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	47,085,048	33,633,831

Earnings Per Share
- Basic	$0.49	$0.17
- Diluted	$0.26	$0.10

Weighted Average Shares Outstanding
- Basic	22,675,532	19,712,446
- Diluted	47,085,048	33,633,831

Supplemental Data (EPS in the absence of Constructive Preferred Dividends):
Earnings Per Share
- Basic	$0.67	$0.70
- Diluted	$0.34	$0.35

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
(Stated in US Dollars)

19.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating Equipment, and Wuhan Xingelin Equipment.  Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers.  Wuhan Generating Equipment is primarily engaged in the design, manufacture, installation, and service of power generating equipment.  Wuhan Xingelin Equipment is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.  Below is a presentation of the Company’s results of operations and financial position for its operating subsidiaries at December 31, 2008 and 2007, and for the years then ended.  The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations		Wuhan	Wuhan	Company,
For the year ended	Wuhan	Generating	Xingelin	UFG,
December 31, 2008	Blower	Equipment	Equipment	Adjustments	Total
Sales	$58,820,320	$59,813,513	$-	$-	$118,633,833
Cost of Sales	41,372,480	43,069,798	-	-	84,442,278
Gross Profit	17,447,840	16,743,715	-	-	34,191,555

Operating Expenses	6,292,955	3,469,376	117,553	1,689,451	11,569,335

Other Income (Expenses)	(742,736)	(416,748)	-	(5,314,644)	(6,474,128)

Earnings before Tax	10,412,149	12,857,592	(117,553)	(7,004,095)	16,148,092

Tax	-	-	-	-	-

Net Income	$10,412,149	$12,857,591	$(117,553)	$(7,004,095)	$16,148,092

Financial Position		Wuhan	Wuhan	Company,
At	Wuhan	Generating	Xingelin	UFG,
December 31, 2008	Blower	Equipment	Equipment	Adjustments	Total
Current Assets	$64,326,040	$45,962,779	$1,293,482	$(22,821,874)	$88,760,427
Non Current Assets	47,991,237	26,603,732	23,564,745	(31,847,773)	66,311,941
Total Assets	112,317,277	72,566,511	24,858,227	(54,669,647)	155,072,368

Current Liabilities	37,626,457	42,306,896	467,114	(20,376,496)	60,023,971
Total Long Term Liabilities	-	1,458,959	-	-	1,458,959
Total Liabilities	37,626,457	43,765,855	467,114	(20,376,496)	61,482,930

Net Assets	74,690,820	28,800,656	24,391,113	(34,293,151)	93,589,438

Total Liabilities & Net Assets	$112,317,277	$72,566,511	$24,858,227	$(54,669,645)	$155,072,368

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
(Stated in US Dollars)

Results of Operations		Wuhan	Wuhan	Company,
For the year ended	Wuhan	Generating	Xingelin	UFG,
December 31, 2007	Blower	Equipment	Equipment	Adjustments	Total
Sales	$44,578,702	$37,924,809	$-	$-	$82,503,510
Cost of Sales	28,413,930	29,015,155	-	-	57,429,085
Gross Profit	16,164,772	8,909,654	-	-	25,074,426

Operating Expenses	6,611,920	1,037,697	-	1,025,036	8,674,653

Other Income (Expenses)	(1,053,340)	(199,063)	-	(277,500)	(1,529,903)

Earnings before Tax	8,499,512	7,672,894	-	(1,302,537)	14,869,869

Tax	-	-	-	-	-

Net Income	$8,499,512	$7,672,894	$-	$(1,302,537)	$14,869,869

Financial Position		Wuhan	Wuhan	Company,
At	Wuhan	Generating	Xingelin	UFG,
December 31, 2007	Blower	Equipment	Equipment	Adjustments	Total
Current Assets	$60,908,312	$15,333,295	$-	$(8,392,302)	$67,849,304
Non Current Assets	21,937,985	10,572,803	-	-	32,510,788
Total Assets	82,846,297	25,906,097	-	(8,392,302)	100,360,092

Current Liabilities	33,017,486	11,155,452	-	825,120	44,998,059
Total Long Term Liabilities	-	-	-	-	-
Total Liabilities	33,017,486	11,155,452	-	825,120	44,998,059

Net Assets	49,828,811	14,750,645	-	(9,217,423)	55,362,033

Total Liabilities & Net Assets	$82,846,297	$25,906,097	$-	$(8,392,302)	$100,360,092

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
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

For the years ended December 31, 2008 and 2007, the Company recorded $227,603 and $14,479 of stock compensation expense, respectively.  The entire stock option compensation expenses were recorded as general and administrative expenses given the nature of the work contribution of the grantees.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	120,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

No tax benefit has yet to be accrued or realized.  For the years ended December 31, 2008 and 2007, the Company operated as an income tax-free entity in the PRC, and the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the options granted.  The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$0.8665
Risk-free interest rate:	3.97%
Expected volatility:	20.00%
Expected life in months:	107.50

Wuhan General Group (China), Inc.
For the years ended December 31, 2008 and 2007
Notes to Financial Statements
(Stated in US Dollars)

21.	MAJOR DEVELOPMENT IN SALES

In July 2007, the Company entered into a contract with Jiangsu Huangli Paper Industry Co., Ltd. to build a thermal electric power plant with four boiler furnaces and two turbine generator groups in Jiangyin, Jiangsu. The Company expects to receive approximately $26.37 million to construct this power plant, and this total amount will be paid to the Company in monthly payments over a period of one year. If Jiangsu Huangli fails to make timely payments to the Company, the Company is contractually bound to assume the cost to continue with the construction of the power plant.  If the Company is required to assume construction costs, the power plant project would become a joint venture between the Company and Jiangsu Huangli.  The Company has not encountered any delinquency by Jiangsu Huangli in making payments for the power plant.  At December 31, 2008, the project was near completion.  The final completion of the project is expected to be around June 2009.  The progress of the project was slowed by poor weather conditions in 2008.

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

Jiangsu Huangli Paper Industry Co., Ltd. is not a related party.

For the years ended December 31, 2008 and 2007, the Company recorded revenue of $13,640,662 and $9,914,522, respectively.  The concurrent cost of sales were $8,662,491 and $7,627,884.  The related gross profit for the years ended December 31, 2008 and 2007 were $4,978,171 and $2,286,638.

22.	CONSTRUCTIVE PREFERRED DIVIDEND

In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, EITF 98-95 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has recorded two non-cash preferred dividends against the companies retained earnings in the amounts of $4,032,656, and $10,501,982 in 2008, and 2007, respectively.  These constructive preferred dividends reflect the amortizations of the beneficial conversion feature of both the Series A Preferred Stock, and Series B Preferred Stock issued by the Company in its private placement financing transactions in February of 2007, and October and November of 2008.  The beneficial conversion features are considered returns of capital to the investors in the private placements.  Since the two series of preferred stock were convertible upon issuance the Company recognized the entire dividend at inception.  The beneficial conversion features arose from the aggregate value of the differences between the effective conversion prices of the securities and the contractual conversion prices of the stock issuances in the financing transactions.