Form 10-Q
period 2009-03-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2009-05-15
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 5, 2009, the registrant had a total of 25,600,133 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At March 31, 2009 and December 31, 2008
(Stated in US Dollars)

	Note		(Audited)
		March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	2(e)	$955,681	$2,817,503
Restricted Cash	3	6,635,474	13,180,640
Notes Receivable	4	80,344	-
Accounts Receivable	2(f),5	38,926,932	41,486,856
Other Receivable		6,363,804	1,719,083
Inventory	2(g),6	20,908,034	8,395,467
Advances to Suppliers		13,341,580	20,274,473
Advances to Employees	7	225,976	189,516
Prepaid Expenses		125,318	92,279
Prepaid Taxes		406,278	604,610
Deferred Tax Asset		58,224	-
Total Current Assets		88,027,645	88,760,427
Non-Current Assets
Real Property Available for Sale		1,101,759	1,100,376
Property, Plant & Equipment, net	2(h),8	30,937,437	22,274,551
Land Use Rights, net	2(j),9	12,302,276	12,297,429
Construction in Progress	10	19,750,769	30,276,011
Intangible Assets, net	2(i),11	353,194	363,574
Total Assets		$152,473,080	$155,072,368
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Bank Loans & Notes	12	25,107,192	35,171,690
Accounts Payable		6,957,258	8,420,678
Taxes Payable		925,112	1,109,548
Other Payable		12,860,665	7,708,323
Dividend Payable		178,802	193,804
Accrued Liabilities	13	2,994,930	2,805,558
Customer Deposits		5,072,042	4,614,370
Total Current Liabilities		54,096,001	60,023,971

Long Term Liabilities
Bank Loans and Notes	12	2,921,585	1,458,959

Total Liabilities		57,017,586	61,482,930

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At March 31, 2009 and December 31, 2008
(Stated in US Dollars)

	Note		(Audited)
		March 31, 2009	December 31, 2008
Stockholders' Equity

Preferred Stock - $0.0001 Par Value, 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at March 31, 2009 and December 31, 2008		624	624
Additional Paid-in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid-in Capital - Warrants		3,634,297	3,687,794
Additional Paid-in Capital - Beneficial Conversion Feature		6,371,547	6,371,546
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at March 31, 2009 and December 31, 2008		635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital - Warrants		2,274,181	2,274,181
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 24,769,917 and 24,752,802 Shares Issued & Outstanding at March 31, 2009 and December 31, 2008, respectively	14	2,477	2,475
Additional Paid-in Capital		28,490,329	28,436,835
Statutory Reserve	2(t),15	4,478,066	3,271,511
Retained Earnings		16,763,958	17,034,243
Accumulated Other Comprehensive Income	2(u)	8,608,115	7,678,329
Total Stockholders' Equity		95,455,494	93,589,438

Total Liabilities & Stockholders' Equity		$152,473,080	$155,072,368

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the three months ended March 31, 2009 and 2008
(Stated in US Dollars)

		Three Months	Three Months
	Note	Ended	Ended
		March 31, 2009	March 31, 2008
Sales	2(l)	$18,076,052	$25,618,901
Cost of Sales	2(m)	14,285,283	17,561,279
Gross Profit		3,790,769	8,057,622

Operating Expenses
Selling Expenses	2(n)	413,162	370,639
General & Administrative Expenses	2(o)	1,380,608	2,248,542
Warranty Expense	2(v),13	153,973	30,284
Total Operating Expense		1,947,743	2,649,465

Operating Income		1,843,026	5,408,157

Other Income (Expenses)
Other Income		18,946	-
Interest Income		184,331	313,959
Other Expenses		(4,279)	(764)
Interest Expense		(633,475)	(913,442)
Total Other Income (Loss) & Expense		(434,477)	(600,247))

Earnings before Tax		1,408,549	4,807,910

Income Tax	2(s),16	(293,477)	-

Net Income		$1,115,072	$4,807,910

Preferred Dividends Declared		178,802	280,365

Income Available to Common Stockholders		$936,270	$4,527,545

Earnings Per Share	17
Basic		$0.04	$0.22
Diluted		$0.03	$0.10
Weighted Average Shares Outstanding
Basic		24,759,746	20,378,815
Diluted		39,662,817	47,760,852

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Comprehensive Income
Net Income	$1,115,072	$4,807,910
Other Comprehensive Income
Foreign Currency Translation Adjustment	929,786	2,533,692
Total Comprehensive Income	$2,044,858	$7,341,602

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2009	6,241,453	$624	$8,170,415	$3,687,794	$6,371,546	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	24,752,802	$2,475	$28,436,835	$3,271,511	$17,034,243	$7,678,329	$93,589,438

Cancellation of Remaining J Warrants				(53,497)	1							2	53,494				-

Net Income															1,115,072		1,115,072

Preferred Dividends Declared															(178,802)		(178,802)

Appropriations of Retained Earnings														1,206,555	(1,206,555)		-

Foreign Currency Translation Adjustment																929,786	929,786

Balance, March 31, 2009	6,241,453	$624	$8,170,415	$3,634,297	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	24,752,802	$2,477	$28,490,329	$4,478,066	$16,763,958	$8,608,115	$95,455,494

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended March 31, 2009 and December 31, 2008
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

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Cash Flows
For the three months ended March 31, 2009 and 2008
 (Stated in US Dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Cash Flow from Operating Activities
Cash Received from Customers	$16,368,583	$16,291,029
Cash Paid to Suppliers & Employees	(16,011,377)	(20,244,559)
Interest Received	184,331	313,959
Interest Paid	(633,475)	(913,442)
Income Tax Paid	-	-
Miscellaneous Receipts	18,944	-
Cash Sourced/(Used) in Operating Activities	(72,994)	(4,553,012)

Cash Flows from Investing Activities
Cash Repayment/(Investment) in Restricted Time Deposits	6,545,166	994,099
Repayment/(Investment) in Notes	-	(830,227)
Investment in Real Property	-	(41,313)
Payments for Purchases of Plant & Equipment	(450,252)	(1,767,636)
Payments for Purchases of Land Use Rights	-	(129,883)
Payments for Purchases of Intangible Assets	-	(20,141)
Cash Used/(Sourced) in Investing Activities	6,094,914	(1,795,101)

Cash Flows from Financing Activities
Proceeds from Bank Borrowings	-	2,849,209
Proceeds from Issuance of Notes	-	1,976,930
Repayment of Bank Loans	(2,101,653)
Repayment of Notes	(6,500,220)	-
Dividends Paid	(193,804)	(852,777)
Cash Sourced/(Used) in Financing Activities	(8,795,677)	3,973,362

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(2,773,757)	(2,374,750)

Effect of Currency Translation	911,935	2,533,692

Cash & Cash Equivalents at Beginning of Period	2,817,503	992,965

Cash & Cash Equivalents at End of Period	$955,681	$1,151,907

Non-Cash Financing Activity:
Constructive Preferred Dividend	$-	$-
Conversion of Preferred Stock to Common Stock	$-	$4,021,338

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three months ended March 31, 2009 and 2008
(Stated in US Dollars)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net Income	$1,115,072	$4,807,910

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Reclassification of assets related to Huangli Project from Construction in Progress to Inventory	1,745,496	-
Amortization	22,001	31,868
Depreciation	567,112	581,858
Decrease/(Increase) in Notes Receivable	(80,344)	81,169
Decrease/(Increase) in Accounts Receivable	2,559,924	(9,962,662)
Decrease/(Increase) in Other Receivable	(4,644,721)	(2,114,025)
Decrease/(Increase) in Inventory	(12,512,566)	(3,173,291)
Decrease/(Increase) in Advances to Suppliers	6,932,893	(5,641,690)
Decrease/(Increase) in Advances to Employees	(36,460)	(220,436)
Decrease/(Increase) in Prepaid Expenses	(33,039)	-
Decrease/(Increase) in Prepaid Taxes	198,332	(23,843)
Decrease/(Increase) in Deferred Tax Assets	(58,224)
Increase/(Decrease) in Accounts Payable	(1,463,419)	1,487,034
Increase/(Decrease) in Taxes Payable	(184,436)	(164,244)
Increase/(Decrease) in Other Payable	5,152,343	6,422,048
Increase/(Decrease) in Accrued Liabilities	189,372	667,646
Increase/(Decrease) in Customer Deposits	457,672	2,667,646

Total of all adjustments	(1,188,064)	(9,360,922)

Net Cash Provided by Operating Activities	$(72,994)	$(4,553,012)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through its operating subsidiaries Wuhan Blower Co., Ltd. (“Wuhan Blower”), Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating Equipment”) and Wuhan Xingelin Machinery Equipment Manufacturing Co., Ltd. (“Wuhan Xingelin Equipment”). Wuhan Blower is a China-based manufacturer of industrial blowers that principally are components of steam driven electrical power generation plants.  Wuhan Generating Equipment is a China-based manufacturer of industrial steam and water turbines, also principally for use in electrical power generation plants. Wuhan Xingelin Equipment is a China-based manufacturer of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.

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

On December 25, 2008, Wuhan Blower, entered into an Asset Purchase Agreement with Wuhan Gongchuang Real Estate Co., Ltd. (the “Seller”) pursuant to which Wuhan Blower acquired certain assets owned by Seller, including certain buildings, equipment, land use rights, and construction in progress.  An 8-K filed with the US Securities and Exchange Commission on February 5, 2009 further details the transaction.  Title of the assets purchased under the above agreement has been recorded under Wuhan Xingelin Equipment.  Wuhan Blower currently owns over 99% beneficial interest in Wuhan Xingelin Equipment.  Upon completion of registration of local authorities Wuhan Blower will beneficially own 100% interest in Wuhan Xingelin Equipment.  Wuhan Xingelin Equipment is incorporated under the laws of the PRC.  The purchased assets have been accounted for on Wuhan Xingelin Equipment’s books as contributed capital.

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
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

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These estimates and assumptions include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation of useful lives of property, plant, and equipment.  Actual results could differ from these estimates.

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  The company maintains bank accounts in the People’s Republic of China and in the United States of America.

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
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

The Company carries land use rights at cost less accumulated amortization.  Land use rights are amortized straight-line over the useful life of 50 years for the Wuhan Blower and Wuhan Generating Equipment campus, and of 30 years for the Wuhan Xingelin Equipment campus.

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of March 31, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
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

Exchange Rates	3/31/2009	12/31/2008	3/31/2008
Period end RMB : US$ exchange rate	6.84560	6.85420	7.0222
Average period RMB : US$ exchange rate	6.84659	6.96225	7.17568

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(s)	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable income and tax credits for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized. The Company’s operating subsidiaries expect to be subject to a 15% income tax rate starting January 1, 2009.

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

Based on the consolidated net income for the quarter ended March 31, 2009, the Company does not believe that it has any U.S. income tax liability.

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

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects management’s best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligation. New product launches require a greater use of judgment in developing estimates until historical experience becomes available.  See also Note 12 – Warranty Liability.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

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

This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP also amends FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

Finally, this FSP clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. For example, an entity with a March 31 fiscal year-end should provide the disclosures for its fourth quarter interim period ending March 31, 2009, in its 2009 annual financial statements. This clarification of the effective date of Statement 161 is effective upon issuance of the FSP.

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

3.	RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure banking facilities, which are comprised of loans and notes payables in addition to other collateral.

4.	NOTES RECEIVABLE

	March 31, 2009	December 31, 2008

Notes Receivable	$80,344	$-
Less: Allowance for Bad Debts	-	-
	$80,344	$-

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

5.	ACCOUNTS RECEIVABLE

	March 31, 2009	December 31, 2008

Total Accounts Receivable-Trade	$42,151,169	$44,619,549
Less: Allowance for Bad Debt	(3,224,237)	(3,132,693)
	$38,926,932	$41,486,856

Allowance for Bad Debts
Beginning Balance	$(3,132,693)	$(1,245,883)
Allowance Provided	(91,544)	(1,886,810)
Less: Bad Debt Written Off	-	-
Ending Balance	$(3,224,237)	$(3,132,693)

6.	INVENTORY

	March 31, 2009	December 31, 2008

Raw Materials	$3,644,004	$1,763,077
Work in Progress	12,987,674	4,065,249
Finished Goods	4,276,356	2,567,141
	$20,908,034	$8,395,467

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $225,976 and $189,516 as of March 31, 2009 and December 31, 2008, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts.  These advances are deducted from future sales commissions earned by these salespeople.  In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following: -

At March 31, 2009		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Buildings	11,026,441	8,276,087	-	19,302,528
Machinery & Equipment	1,890,892	11,425,017	1,902,497	15,218,406
Furniture & Fixtures	363,061	13,798	-	376,859
Auto	835,594	261,279	13,585	1,110,458
Other	74,549	-	2,878	77,427
	14,190,537	19,976,181	1,918,960	36,085,678
Less: Accumulated Depreciation
Buildings	(2,024,840)	-	-	(2,024,840)
Machinery & Equipment	(677,352)	(1,514,796)	(77,610)	(2,269,758)
Furniture & Fixtures	(238,656)	(4,346)	-	(243,002)
Auto	(541,100)	(58,388)	(645)	(600,133)
Other	(10,434)	-	(74)	(10,508)
	(3,492,382)	(1,577,530)	(78,329)	(5,148,241)

Property, Plant, & Equipment, Net	$10,698,155	$18,398,651	$1,840,631	$30,937,437

At December 31, 2008		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Buildings	11,011,657	-	-	11,011,657
Machinery & Equipment	1,888,521	10,551,443	1,916,553	14,356,517
Furniture & Fixtures	362,007	13,781	-	375,788
Auto	776,312	260,951	-	1,037,263
Other	74,455	-	-	74,455
	14,112,952	10,826,175	1,916,553	26,855,680
Less: Accumulated Depreciation
Buildings	(1,874,508)	-	-	(1,874,508)
Machinery & Equipment	(632,150)	(1,260,420)	(32,125)	(1,924,695)
Furniture & Fixtures	(221,068)	(3,826)	-	(224,894)
Auto	(501,132)	(49,070)	-	(550,202)
Other	(6,830)	-	-	(6,830)
	(3,235,688)	(1,313,316)	(32,125)	(4,581,129)

Property, Plant, & Equipment, Net	$10,877,264	$9,512,859	$1,884,428	$22,274,551

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

The shared campus of Wuhan Blower and Wuhan Generating Equipment consists of approximately 440,000 square feet (44,233 square meters) of building floor space.  The Company’s new turbine manufacturing workshop will provide approximately 215,482 square feet (20,019 square meters) of floor space.  A new office building will house the business operations of Wuhan Generating Equipment and will provide an additional 134,656 square feet (12,510 square meters) of floor space.

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

9.	LAND USE RIGHTS

At March 31, 2009		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Land Use Rights	$2,120,369	$-	$10,486,926	$12,607,295
Less: Accumulated Amortization	(217,628)	-	(87,391)	(305,019)
Land Use Rights, Net	$1,902,741	$-	$10,137,362	$12,302,276

At December 31, 2008		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Land Use Rights	$2,117,709	$-	$10,473,768	$12,591,477
Less: Accumulated Amortization	(206,766)	-	(87,282)	(294,049)
Land Use Rights, Net	$1,910,943	$-	$10,386,486	$12,297,429

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

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

The following table details the assets that are accounted for in the Construction-in-Progress account at March 31, 2009 and December 31, 2008:

		At	At
		March 31,	December 31,
Subsidiary	Description	2009	2008
Wuhan Blower	Blower Workshop	$690,323	$631,839
Wuhan Blower	Bus Parking	4,382	4,377
Wuhan Blower	Dormitory	20,451	20,425
Wuhan Blower	Landscaping	123,264	4,934
Wuhan Blower	Office Building	523,198	471,959
Wuhan Blower	Other	392,024	391,533
Wuhan Blower	Security System	292	292
Wuhan Blower	Street	584	584
Wuhan Blower	Testing Facility	11,394	11,380
Wuhan Blower	Wall	320,870	320,468
Wuhan Blower	Warehouse	33,560	33,518
Wuhan Blower	Badminton courts	14,608	-
Wuhan Generating	Capitalized Interest	131,787	131,622
Wuhan Generating	Equipment Requiring Installation	2,524,632	3,374,825
Wuhan Generating	Generating Workshop	-	5,745,581
Wuhan Generating	Generating Workshop-Materials	-	4,481,922
Wuhan Generating	Generating Office Building	3,423,693	3,346,449
Wuhan Generating	Miscellaneous	259	259
Wuhan Generating	Shipping Costs	10,226	10,213
Wuhan Xingelin	Landscaping	146,100	145,917
Wuhan Xingelin	Workshop	4,843,637	4,837,559
Wuhan Xingelin	Office Building	5,512,928	5,289,083
Wuhan Xingelin	Utility Systems Setup	1,022,555	1,021,272
		$19,750,769	$30,276,011

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	March 31, 2009	December 31, 2008

Category of Asset
Trademarks	$146,079	$145,896
Mitsubishi License	336,403	335,980
Tianyu CAD License	4,455	4,450
Sunway CAD License	16,799	16,778
Microsoft License	13,951	13,934
	$517,687	$517,038

Less: Accumulated Amortization
Trademarks	$34,694	$(32,827)
Mitsubishi License	122,152	(113,599)
Tianyu CAD License	1,505	(1,391)
Sunway CAD License	1,260	(1,119)
Microsoft License	4,882	(4,528)
	$164,493	$(153,464)

Intangible Assets, Net	$353,194	$363,574

The weighted average amortization period for the Company’s intangible assets at March 31, 2009 and December 31, 2008 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at March 31, 2009 and December 31, 2008, for the Company’s bank loans and notes payable.

				Interest	At	At
				Rate Per	March 31,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2009	2008
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/20/2009	8.96%	$730,396	$729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/22/2009	8.96%	730,396	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/25/2009	8.96%	730,396	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/27/2009	8.96%	730,396	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/29/2009	8.96%	730,396	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/4/2009	8.96%	730,396	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/23/2009	8.96%	584,317	583,584
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/26/2009	8.96%	1,168,634	1,167,168
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/24/2009	8.96%	1,168,634	1,167,168
Wuhan Blower	Bank Loans	Bank of China, Ltd.	3/12/2010	5.40%	803,437	-
Subtotal					8,107,397	7,294,797

Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	8/18/2009		580,490	-
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	8/26/2009		1,460,792	-
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	8/26/2009		1,460,792	-
Wuhan Blower	Notes Payable	Bank of China, Ltd.	8/13/2009		788,828	-
Wuhan Blower	Notes Payable	China Minsheng Banking Corp., Ltd.	1/22/2009		-	1,458,959
Wuhan Blower	Notes Payable	Citic Industrial Bank	3/27/2009		-	3,647,399
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		-	1,313,064
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	3/2/2009		-	1,750,751
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		-	1,313,064
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/10/2009		-	579,760
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/18/2009		-	744,070
Subtotal					4,290,902	10,807,067

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

Wuhan Generating	Bank Loans	Citic Industrial Bank	3/2/2009	8.22%	-	2,917,919
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	1/7/2009	7.47%	-	1,458,959
subtotal					-	4,376,878

Wuhan Generating	Long Term Loan	Bank of Communications	12/23/2010	5.67%	1,460,792	1,458,959
Wuhan Generating	Long Term Loan	Bank of Communications	1/15/2011	5.40%	1,460,793	-
subtotal					2,921,585	1,458,959

Wuhan Generating	Notes Payable	Bank of Communications	6/26/2009		2,483,347	2,480,231
Wuhan Generating	Notes Payable	Bank of Communications	7/19/2009		2,921,585	-
Wuhan Generating	Notes Payable	Bank of Communications	7/20/2009		2,921,585	-
Wuhan Generating	Notes Payable	Bank of Communications	1/15/2009		-	1,458,959
Wuhan Generating	Notes Payable	Bank of Communications	1/16/2009		-	4,376,878
Wuhan Generating	Notes Payable	Bank of Communications	6/24/2009		4,382,376	4,376,878
subtotal					12,708,893	12,692,947

total					$28,028,777	$36,630,649

Banking facilities extended by the Bank of Communication, CITIC Industrial Bank and Shanghai Pudong Development Bank were secured by the Company’s mortgage of real property.  Motor vehicle loans extended by CITIC Industrial Bank were secured by the motor vehicles.

The Bank of China Loan is collateralized by the technical license with Mitsubishi.

Certain notes payable, as indicated above, do not have a stated rate of interest.  These notes are payable on demand to the Company’s creditors.  The creditors have given extended credit terms secured by pledge of the Company’s restricted cash.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

13.	WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet under Accrued Liabilities.  The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary.  The Company’s typical sales contracts provide for a warranty period of 12-18 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the three months ended March 31, 2009 and the year ended December 31, 2008: -

	March 31, 2009	December 31, 2008

Balance at beginning of period	$1,154,613	$1,541,771
Adjustment	-	-
Accruals for current & pre-existing warranties issued during period	153,973	469,586
Less: Settlements made during period	-	(60,291)
Less: Reversals and warranty expirations	-	(796,453)
Balance at end of period	$1,308,586	$1,154,613

14.	CAPITALIZATION

The following table provides the total number of shares of fully diluted common stock as of March 31, 2009:

Number of Shares
Common Stock Outstanding	24,769,917
Common Stock Issuable upon:
- Conversion of Preferred Stock	12,595,531
- Exercise of Warrants	12,412,136
- Exercise of Stock Options	80,000
Total Amount of Fully Diluted Common Stock	49,857,584

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

15.	COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered Paid-in capital.  The Company had future unfunded commitments, as provided below.

	March 31, 2009	December 31, 2008

Registered Capital in PRC	$35,982,303	$43,826,004
50% maximum thereof	17,991,152	21,913,001
Less: Amounts Appropriated to Statutory Reserve	(4,478,066)	(3,271,511)
Unfunded Commitment	$13,513,086	$18,641,490

16.	INCOME TAXES

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net Income	$1,115,072	$4,807,910
Preferred Dividends	178,802	280,365
Income Available to Common Stockholders	$936,270	$4,527,545

Original Shares	24,752,802	19,712,446
Addition to Common Stock from Issuance	-	58,406
Addition to Common Stock from Actual Conversion	6,944	607,963
Basic Weighted Average Shares Outstanding	24,759,746	20,378,815

Dilutive Shares:
- Addition to Common Stock if Series A Preferred Stock Had Been Converted	6,241,453	9,679,591
- Addition to Common Stock if Series B Preferred Stock Had Been Converted	6,354,078	-
- Addition to Common Stock if Warrants Had Been Exercised	2,307,540	17,652,768
- Addition to Common Stock if Employee & Director Stock Options Had Been Exercised	-	49,678
Diluted Weighted Average Shares Outstanding:	39,662,817	47,760,852

Earnings Per Share
-Basic	$0.04	$0.22
-Diluted	$0.03	$0.10

Weighted Average Shares Outstanding
-Basic	24,759,746	20,378,815
-Diluted	39,662,817	47,760,852

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

18.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating Equipment, and Wuhan Xingelin Equipment.  Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers.  Wuhan Generating Equipment is primarily engaged in the design, manufacture, installation, and service of power generating equipment.  Wuhan Xingelin Equipment is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.  Below is a presentation of the Company’s results of operations and financial position for its operating subsidiaries at March 31, 2009 and 2008, and for the three months then ended.  The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations		Wuhan	Wuhan	Company,
For the three months ended	Wuhan	Generating	Xingelin	UFG,
March 31, 2009	Blower	Equipment	Equipment	Adjustments	Total
Sales	$10,264,837	$7,741,779	$69,436	$-	$18,076,052
Cost of Sales	7,834,834	6,404,572	45,877	-	14,285,283
Gross Profit	2,430,003	1,337,207	23,559	-	3,790,769

Operating Expenses	1,211,477	296,142	82,421	357,703	1,947,743

Other Income (Expenses)	(330,916)	(103,977)	12	404	(434,477)

Earnings before Tax	887,610	937,088	(58,850)	(357,299)	1,408,549

Tax	(146,615)	(146,862)	-	-	(293,477)

Net Income	$740,995	$790,226	$(58,850)	$(357,299)	$1,115,072

Results of Operations		Wuhan	Wuhan	Company,
For the three months ended	Wuhan	Generating	Xingelin	UFG,
March 31, 2008	Blower	Equipment	Equipment	Adjustments	Total
Sales	$12,759,212	$12,859,689	$-	$-	25,618,901
Cost of Sales	8,760,338	8,800,941	-	-	17,561,279
Gross Profit	3,998,874	4,058,748		-	8,057,622

Operating Expenses	1,296,555	643,268	-	709,642	2,649,465

Other Income (Expenses)	(304,537)	(296,327)	-	617	(600,247)

Earnings before Tax	2,397,782	3,119,153	-	(709,025)	4,807,910

Tax	-	-	-	-	-

Net Income	$2,397,782	$3,119,153	$-	$(709,025)	$4,807,910

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
 (Stated in US Dollars)

Financial Position		Wuhan	Wuhan	Company,
At	Wuhan	Generating	Xingelin	UFG,
March 31, 2009	Blower	Equipment	Equipment	Adjustments	Total
Current Assets	$66,996,931	$53,911,214	$1,728,177	$(34,608,677)	$88,027,645
Non Current Assets	48,078,583	24,489,249	23,765,385	(31,887,782)	64,445,435
Total Assets	$115,075,514	$78,400,463	$25,493,562	$(66,496,459)	$152,473,080

Current Liabilities	$39,549,759	$45,851,702	$1,130,667	$(32,436,127)	$54,096,001
Non Current Liabilities	-	2,921,585	-	-	2,921,585
Total Liabilities	39,549,759	48,773,287	1,130,667	(32,436,127)	57,017,586

Net Assets	75,525,755	29,627,176	24,362,895	(34,060,332)	95,455,494

Total Liabilities & Net Assets	$115,075,514	$78,400,463	$25,493,562	$(66,496,459)	$152,473,080

Financial Position		Wuhan	Wuhan	Company,
At	Wuhan	Generating	Xingelin	UFG,
December 31, 2008	Blower	Equipment	Equipment	Adjustments	Total
Current Assets	$64,326,040	$45,962,779	$1,293,482	$(22,821,873)	$88,760,428
Non Current Assets	47,991,237	26,603,732	23,564,745	(31,847,772)	66,311,941
Total Assets	$112,317,277	$72,566,511	$24,858,227	$(54,669,645)	$155,072,369

Current Liabilities	$37,626,456	$42,306,895	$467,114	$(20,376,495)	$60,023,970
Total Liabilities	37,626,456	43,765,854	467,114	(20,376,495)	61,482,930

Net Assets	74,690,771	28,800,657	24,391,113	(34,293,150)	93,589,439

Total Liabilities & Net Assets	$112,317,277	$72,566,511	$24,858,227	$(54,669,645)	$155,072,369

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008
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

For the three months ended March 31, 2009, the Company recorded $0 of stock compensation expense.  No new shares were issued during the quarter.  All previously issued shares have fully vested, and as such no additional expense was recorded.

The range of the exercise prices of all the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	120,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

The Company typically uses the Black-Scholes Model to value the options granted.  The following shows the weighted average fair value of the grants and the assumptions that were employed in the model for grants in previous periods.

Weighted-average fair value of grants:	$0.0329
Risk-free interest rate:	3.97%
Expected volatility:	20.00%
Expected life in months:	104.50

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of March 31, 2009 and December 31, 2008, and the related statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP

South San Francisco, California	Samuel H. Wong & Co., LLP
May 13, 2009	Certified Public Accountants

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this report includes some statements that are not purely historical fact and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, ability to refinance outstanding debt, completion of our turbine manufacturing facility on our main Wuhan campus and workshop and related facilities of Wuhan Xingelin Machinery Equipment Manufacturing Co., Ltd. and growth of our businesses.  The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

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

Overview

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through our wholly owned subsidiary, Universe Faith Group, Ltd. (“UFG”), which has no operations of its own and only serves to hold our Chinese operating subsidiaries, Wuhan Blower Co., Ltd. (“Wuhan Blower”), Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating”) and Wuhan Xingelin Machinery Equipment Manufacturing Co., Ltd. (“Wuhan Xingelin”). Wuhan Blower is a manufacturer of industrial blowers that are principally components of steam-driven electrical power generation plants. Wuhan Generating manufactures industrial steam and water turbines, which also are principally used in electrical power generation plants. Wuhan Xingelin manufactures silencers, connectors and other general parts for industrial blowers and electrical equipment, and it produces general machinery equipment. Wuhan Blower, Wuhan General and Wuhan Xingelin conduct all of their operations in the People’s Republic of China, which we refer to in this report as PRC or China. Our corporate structure is as follows:

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the three months ended March 31, 2009 and 2008.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Sales.  Sales decreased $7.5 million, or 29.4%, to $18.1 million for the three months ended March 31, 2009 from $25.6 million for the same period in 2008.  This decrease was mainly attributable to the decreased investments both in steel companies and power plants as the result of economic slow-down in China.

Cost of Sales.  Our cost of sales decreased $3.3 million, or 18.7%, to $14.3 million for the three months ended March 31, 2009 from $17.6 million during the same period in 2008.  As a percentage of sales, the cost of sales was 79% during the three months ended March 31, 2009 compared to 68.5% in the same period of 2008.  This increase was primarily attributable to the decrease in selling prices.

Gross Profit.  Our gross profit decreased $4.3 million, or 53%, to $3.8 million for the three months ended March 31, 2009 from $8.1 million for the same period in 2008.  Gross profit as a percentage of sales was 21% for the three months ended March 31, 2009 compared to 31.5% during the same period in 2008.

Selling Expenses.  Our selling expenses for the three months ended March 31, 2009 were consistent with that for the same period in 2008.  As a percentage of sales, selling expenses were 2.3% for the three months ended March 31, 2009 compared to 1.4% for the same period in 2008.  This increase as a percentage of sales was primarily attributable to the lower economies of scale as a result of the significant decrease in sales.

General and Administrative Expenses.  Our general and administrative expenses decreased $0.9 million, or 38.6%, to $1.4 million for the three months ended March 31, 2009 from $2.2 million for the same period in 2008.  As a percentage of sales, general and administrative expenses were 7.6% for the three months ended March 31, 2009 compared to 8.8% for the same period in 2008.  This decrease as a percentage of sales was primarily attributable to more aggressive measures implemented to control costs.

Warranty Expense.  Our warranty expense increased to approximately $154,000 for the three months ended March 31, 2009 from approximately $30,000 for the same period in 2008.  As a percentage of sales, warranty expense was 0.9% for the three months ended March 31, 2009 compared to 0.1% for the same period in 2008.

Operating Income.  Our operating income decreased $3.6 million, or 65.9%, to $1.8 million for the three months ended March 31, 2009 from $5.4 million for the same period in 2008.  As a percentage of sales, operating income was 10.2% for the three months ended March 31, 2009 compared to 21.1% for the same period in 2008.  This decrease as a percentage of sales was primarily attributable to decreased selling prices and decreased gross margin.

Interest Income.  Our interest income decreased to approximately $184,000 for the three months ended March 31, 2009 from approximately $314,000 for the same period in 2008.  This decrease was due to a decrease in bank deposits.

Interest Expense.  Our interest expense decreased approximately $280,000, or 30.6%, to approximately $633,000 for the three months ended March 31, 2009 from approximately $913,000 for the same period in 2008.  This decrease was due to the significant decrease in bank loans and notes.

Income Tax.  The Company’s subsidiaries, Wuhan Blower and Wuhan Generating were subject to 15% PRC income tax during the three months ended March 31, 2009.  Wuhan Xingelin was in a loss position and consequently did not incur any tax liability.  Wuhan General did not incur any U.S. income tax liability during the three months ended March 31, 2009.

Net Income.  Net income decreased $3.7 million, or 76.8%, to $1.1 million during the three months ended March 31, 2009 from $4.8 million during the same period in 2008, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $7.6 million, including restricted cash of $6.6 million.

As of March 31, 2009, we had banking facilities in the form of bank loans and loan facilities from other non-bank entities totaling approximately $28 million (based on an exchange rate of 6.8456 RMB per 1 U.S. dollar).  Information regarding these loans is set forth below in US $.

				Interest	At
				Rate Per	March 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2009
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/20/2009	8.96%	$730,396
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/22/2009	8.96%	730,396
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/25/2009	8.96%	730,396
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/27/2009	8.96%	730,396
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/29/2009	8.96%	730,396
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/4/2009	8.96%	730,396
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/23/2009	8.96%	584,317
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/26/2009	8.96%	1,168,634
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/24/2009	8.96%	1,168,634
Wuhan Blower	Bank Loans	Bank of China, Ltd.	3/12/2010	5.40%	803,437
Subtotal					8,107,397

Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	8/18/2009		580,490
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	8/26/2009		1,460,792
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	8/26/2009		1,460,792
Wuhan Blower	Notes Payable	Bank of China, Ltd.	8/13/2009		788,828
Subtotal					4,290,902

Wuhan Generating	Long Term Loan	Bank of Communications	12/23/2010	5.67%	1,460,792
Wuhan Generating	Long Term Loan	Bank of Communications	1/15/2011	5.40%	1,460,793
subtotal					2,921,585

Wuhan Generating	Notes Payable	Bank of Communications	6/26/2009		2,483,347
Wuhan Generating	Notes Payable	Bank of Communications	7/19/2009		2,921,585
Wuhan Generating	Notes Payable	Bank of Communications	7/20/2009		2,921,585
Wuhan Generating	Notes Payable	Bank of Communications	6/24/2009		4,382,376
subtotal					12,708,893

total					$28,028,777

We plan to either repay this debt as it matures or refinance this debt with other debt.  For the quarter ended March 31, 2009, the amount of our outstanding debt from bank loans and notes decreased $8.6 million.  Subsequent to March 31, 2009, the Company obtained bank facilities in the form of bank notes up to RMB 40 million (equivalent to approximately $5.8 million) from Standard Charted Bank Guangzhou Branch.

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

The Company believes that its currently available working capital, combined with cash from operations, should be adequate to sustain operations at current levels through at least the next 12 months. In order to complete the Company’s expansion plans, the Company may need additional capital.

At March 31, 2009, we had $38.9 million in accounts receivable, compared to $41.5 million at December 31, 2008.  This represents a decrease of $2.6 million, or 6.2%.  Our sales increased approximately 29% for the quarter ended March 31, 2009 compared to the prior quarter.  In order to manage this increase in accounts receivable turn over period, we have employed additional resources in collecting on outstanding accounts receivable and have aligned more closely sales commissions with the collection on sales.

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

At March 31, 2009, we had $6.4 million in other receivables.

We also had advances to suppliers of $13.3 million at March 31, 2009, which decreased by $6.9 million compared to the balance as at December 31, 2008.

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

Consolidation: The interim financial statements include the accounts of the Company and its subsidiaries, UFG, Wuhan Blower, Wuhan Generating and Wuhan Xingelin Equipment. Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

Economic and Political Risks: Our operations are conducted in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy.

Use of Estimates: In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation of useful lives of property, plant and equipment. Actual results could differ from these estimates.

Cash and Cash Equivalents: We consider all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. We maintain bank accounts in the People’s Republic of China and in the United States of America.

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

Land Use Rights: We carry land use rights at cost less accumulated amortization. Land use rights are amortized straight-line over the useful life of 50 years for the Wuhan Blower and Wuhan Generating Equipment campus and of 30 years for Wuhan Xingelin Equipment campus.

Accounting for Impairment of Long-Lived Assets: We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of March 31, 2009 and December 31, 2008, there were no significant impairments of long-lived assets.

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

Exchange Rates	3/31/2009	12/31/2008	3/31/2008
Period end RMB : US$ exchange rate	6.84560	6.85420	7.0222
Average period RMB : US$ exchange rate	6.84659	6.96225	7.17568

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Income Taxes: We use the accrual method of accounting to determine and report its taxable income and tax credits for the year in which they are available. We have implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the U.S. and PRC tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 15% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized. Our operating subsidiaries expect to be subject to a 15% income tax rate starting January 1, 2009.

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

Based on the consolidated net income for the quarter ended March 31, 2009, we do not believe we have any U.S. income tax liability.

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

This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP also amends FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

Finally, this FSP clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. For example, an entity with a March 31 fiscal year-end should provide the disclosures for its fourth quarter interim period ending March 31, 2009, in its 2009 annual financial statements. This clarification of the effective date of Statement 161 is effective upon issuance of the FSP.

We are currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on our consolidated results of operations and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the quarter ended March 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Wuhan Xingelin is not fully operational and we have little experience manufacturing and marketing parts for blowers and other industrial equipment.

We expect Wuhan Xingelin to produce industrial parts mainly for Wuhan Blower and Wuhan Generating. We also plan to market industrial parts and machinery equipment to third parties. Because we have no experience in the parts and machinery equipment manufacturing business, we may not be successful. In addition, it is difficult to forecast accurately our future revenues and expenses related to this business. We also have not completed construction of a workshop and other buildings to be used by Wuhan Xingelin.

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

We have not paid the remaining balance in connection with the Shu Kong Acquisition and we may require additional financing to meet this obligation and to complete construction of various buildings for Wuhan Xingelin.

We owe a balance of approximately $6 million in connection with the Shu Kong Acquisition. In addition, we must pay an additional $1.78 million to complete construction on the acquired facilities. We may require financing to meet these obligations. There is no guarantee that we will obtain such financing, and, if we are not able to meet our financial commitment in a timely manner, Wuhan Xingelin may cease to be operational.

Our management has identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In conjunction with the preparation of this Form 10-Q, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses.  For more detailed information regarding our disclosure controls and procedures, see Part I, Item 4T Controls and Procedures.

The deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting.  In conjunction with the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2008.  Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting contained significant deficiencies and material weaknesses.

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

We have incurred substantial debt to finance our growth. As of March 31, 2009, we had approximately $28 million of outstanding bank loans and notes.  This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of March 31, 2009, we had an aggregate amount of $38.9 million in accounts receivables. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected. A significant amount of customer defaults would be most likely to occur in an economic or industry downturn. Such an event could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations.

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

As of March 31, 2009, there were 25,087,667 shares of our common stock issuable upon conversion of outstanding Series A Preferred Stock and Series B Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting by management and an audit of the public company’s internal control over financial reporting by such company’s independent registered public accountants.  We completed annual assessments of our internal controls in connection with the preparation of our Form 10-KSB for the fiscal year ended December 31, 2007 and our Form 10-K for the fiscal year ended December 31, 2008. These assessments identified material weaknesses in our internal control over financial reporting. The auditor’s attestation requirement will first apply to our Form 10-K for the fiscal year ended December 31, 2009. Since the auditor attestation process will be new for our company, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation by our independent registered public accountants. Since we previously have not been able to assess our internal control over financial reporting as effective, our independent registered public accountants may not be able to provide an unqualified attestation for the fiscal year ended December 31, 2009. This may negatively impact investor confidence and our share price.

Our principal stockholder has the ability to control our operations, including the election of our directors.

Fame Good International Limited, a holding company controlled by our President and Chief Executive Officer, Xu Jie, is the owner of approximately 69.87% of our outstanding voting securities (excluding shares of our Series A and Series B Preferred Stock which, until converted into common stock, only vote as a class on certain matters affecting such preferred stock). As a result, Mr. Xu possesses significant influence, giving him the ability, among other things, to elect each member of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control also may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer. Additionally, Mr. Xu’s interests may differ from the interests of our other stockholders.

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

Date:  May 14, 2009

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