Form 10-Q
period 2009-06-30
WUHAN GENERAL GROUP (CHINA), INC
filed 2009-08-14
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of August 12, 2009, the registrant had a total of 25,351,950 shares of common stock outstanding.

INDEX

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At June 30, 2009 and December 31, 2008
(Stated in US Dollars)

	Note		(Audited)
		June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash	2(e)	$2,025,959	$2,817,503
Restricted Cash	3	6,330,626	13,180,640
Notes Receivable	4	14,610	-
Accounts Receivable	2(f),5	43,045,061	41,486,856
Other Receivable		660,528	1,719,083
Inventory	2(g),6	21,939,612	8,395,467
Advances to Suppliers		12,707,010	20,274,473
Advances to Employees	7	166,920	189,516
Prepaid Expenses		180,863	92,279
Prepaid Taxes		393,732	604,610
Deferred Tax Asset		488,332	-
Total Current Assets		87,953,253	88,760,427
Non-Current Assets
Real Property Available for Sale		1,101,888	1,100,376
Property, Plant & Equipment, net	2(h),8	30,669,570	22,274,551
Land Use Rights, net	2(j),9	12,268,030	12,297,429
Construction in Progress	10	19,726,440	30,276,011
Intangible Assets, net	2(i),11	269,002	363,574
Total Assets		$151,988,183	$155,072,368
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Bank Loans & Notes	12	25,097,327	35,171,690
Accounts Payable		9,482,757	8,420,678
Taxes Payable		1,620,193	1,109,548
Other Payable		9,611,252	7,708,323
Dividend Payable		360,087	193,804
Accrued Liabilities	13	3,171,567	2,805,558
Customer Deposits		4,162,025	4,614,370
Total Current Liabilities		53,505,208	60,023,971

Long Term Liabilities
Bank Loans and Notes	12	2,921,926	1,458,959

Total Liabilities		56,427,134	61,482,930

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At June 30, 2009 and December 31, 2008
(Stated in US Dollars)

	Note		(Audited)
		June 30, 2009	December 31, 2008
Stockholders' Equity

Preferred Stock - $0.0001 Par Value, 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at June 30, 2009 and December 31, 2008		624	624
Additional Paid-in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid-in Capital - Warrants		3,634,297	3,687,794
Additional Paid in Capital - Beneficial Conversion Feature		6,371,547	6,371,546
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at June 30, 2009 and December 31, 2008		635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital - Warrants		2,274,181	2,274,181
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 25,299,704 and 24,752,802 Shares Issued & Outstanding at June 30, 2009 and December 31, 2008, respectively	14	2,530	2,475
Additional Paid-in Capital		29,643,715	28,436,835
Statutory Reserve	2(t),15	4,478,066	3,271,511
Retained Earnings		16,600,992	17,034,243
Accumulated Other Comprehensive Income	2(u)	7,723,197	7,678,329
Total Stockholders' Equity		95,561,049	93,589,438

Total Liabilities & Stockholders' Equity		$151,988,183	$155,072,368

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the three and six months ended June 30, 2009 and 2008
(Stated in US Dollars)

	Note	Three months ended		Six months ended
		June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue
Sales	2(l)	$17,153,287	$31,009,896	$35,229,339	$56,628,798
Cost of Sales	2(m)	(13,072,698)	(21,436,174)	(27,357,981)	(38,997,454)
Gross Profit		4,080,589	9,573,722	7,871,358	17,631,344

Operating Expenses
Selling Expenses	2(n)	(306,828)	(924,742)	(719,990)	(1,295,381)
General & Administrative Expenses	2(o)	(1,550,978)	(2,240,758)	(2,931,586)	(4,489,300)
Warranty Expense	2(v),13	(149,763)	(526,933)	(303,736)	(557,217)
Total Operating Expense		(2,007,569)	(3,692,433)	(3,955,312)	(6,341,898)

Operating Income		2,073,020	5,881,289	3,916,046	11,289,446

Other Income (Expenses)
Interest Income		21,065	34,489	205,396	348,449
Other Expenses		(52,554)	(116,663)	(37,884)	(117,427)
Interest Expense		(663,440)	(344,030)	(1,296,915)	(1,257,472)
Stock Penalty for late listing on NASDAQ	14	(1,153,439)	-	(1,153,439)	-
Total Other Income (Loss) & Expense		(1,848,368)	(426,204)	(2,282,842)	(1,026,450)

Earnings before Tax		224,652	5,455,085	1,633,204	10,262,996

Income Tax	2(s), 16	(206,336)	-	(499,813)	-

Net Income		$18,316	$5,455,085	$1,133,391	$10,262,996

Preferred Dividends Declared		(181,285)	(237,095)	(360,087)	(517,460)
Income (Loss) Available to Common Shareholders		$(162,969)	$5,217,990	$773,304	$9,745,536

Earnings Per Share	17
Basic		$(0.006)	$0.23	$0.031	$0.46
Diluted		$(0.006)	$0.12	$0.025	$0.22

Weighted Average Shares Outstanding
Basic		25,233,656	22,289,114	24,995,701	21,333,964
Diluted		25,233,656	47,397,192	31,349,779	47,430,111

Comprehensive Income
Net Income		$18,316	$5,455,085	$1,133,391	$10,262,996
Other Comprehensive Income
Foreign Currency Translation Adjustment		(884,971)	1,532,125	44,868	4,065,817
Total Comprehensive Income		$(866,655)	$6,987,210	$1,178,259	$14,328,813

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the six months ended June 30, 2009 and the year ended December 31, 2008
 (Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2009	6,241,453	$624	$8,170,415	$3,687,794	$6,371,546	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	24,752,802	$2,475	$28,436,835	$3,271,511	$17,034,243	$7,678,329	$93,589,438
Penalty Shares Issued											529,787	53	1,153,383				1,153,436
Exercise of C Warrants											17,115	2	-				2
Cancellation of Remaining J Warrants				(53,497)	1								53,497				1
Net Income															1,133,391		1,133,391
Preferred Dividends Declared															(360,087)		(360,087)
Appropriations of Retained Earnings														1,206,555	(1,206,555)		-
Foreign Currency Translation Adjustment																44,868	44,868
Balance, June 30, 2009	6,241,453	$624	$8,170,415	$3,634,297	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,299,704	$2,530	$29,643,715	$4,478,066	$16,600,992	$7,723,197	$95,561,049

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the six months ended June 30, 2009 and the year ended December 31, 2008
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

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2009 and 2008
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cash Flow from Operating Activities
Cash Received from Customers	$17,890,754	$35,603,733	$34,259,337	$51,894,761
Cash Paid to Suppliers & Employees	(14,797,136)	(29,850,509)	(30,808,513)	(50,095,068)
Interest Received	21,065	34,489	205,396	348,449
Interest Paid	(663,440)	(344,030)	(1,296,915)	(1,257,472)
Taxes Paid	(636,443)	-	(636,443)	-
Miscellaneous Receipts	49,875	-	68,819	-
Cash Sourced/(Used) in Operating Activities	1,864,675	5,443,683	1,791,681	890,670

Cash Flows from Investing Activities
Cash Invested in Restricted Time Deposits	304,848	3,692,828	6,850,014	4,686,927
Repayment of/(Investment in) Notes	-	2,721,354	-	1,891,127
Purchases of Plant & Equipment	-	(587,490)	-	(1,619,028)
Payments for Construction of Plant & Equipment	(203,141)	(8,723,301)	(653,393)	(9,459,398)
Cash Used/(Sourced) in Investing Activities	101,707	(2,896,610)	6,196,621	(4,500,373)

Cash Flows from Financing Activities
Proceeds from/(Repayment of) Bank Loans	2,923,216	(4,450,681)	821,563	375,459
(Repayment of Notes)	(2,932,740)	-	(9,432,960)	-
Dividends Paid	-	-	(193,804)	(852,777)
Cash Sourced/(Used) in Financing Activities	(9,524)	(4,450,681)	(8,805,201)	(477,318)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	1,956,858	(1,903,608)	(816,899)	(4,087,021)

Effect of Currency Translation	(886,580)	1,500,572	25,355	3,842,927

Cash & Cash Equivalents at Beginning of Period	955,681	1,151,907	2,817,503	992,965

Cash & Cash Equivalents at End of Period	$2,025,959	$748,871	$2,025,959	$748,871
Non-Cash Investing Activity:
Conversion of Preferred Stock to Common	-	2,582,061	-	6,015,944

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Sourced/(Used) in Operating Activities
For the three and six months ended June 30, 2009 and 2008
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net Income	$18,316	$5,455,085	$1,133,391	$10,262,996

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Reclassification of assets related to Huangli Project from Construction in Progress to Inventory	-	-	1,745,496	-
Stock	1,153,439	-	1,153,439	-
Amortization	119,972	27,965	141,973	59,833
Depreciation	495,337	558,002	1,062,449	1,139,860
Decrease/(Increase) in Notes Receivable	65,734	(106,804)	(14,610)	(25,635)
Decrease/(Increase) in Accounts Receivable	(4,118,129)	5,869,919	(1,558,205)	(4,092,743)
Decrease/(Increase) in Other Receivable	5,703,276	1,269,676	1,058,555	(844,349)
Decrease/(Increase) in Inventory	(1,031,578)	(774,189)	(13,544,144)	(3,947,480)
Decrease/(Increase) in Advances to Suppliers	634,570	760,318	7,567,463	(4,881,371)
Decrease/(Increase) in Advances to Employees	59,056	51,548	22,596	(168,889)
Decrease/(Increase) in Prepaid Expenses	(55,545)	-	(88,584)	-
Decrease/(Increase) in Prepaid Taxes	12,546	-	210,878	-
Decrease/(Increase) in Deferred Tax Asset	(430,107)	-	(488,331)	27,033-
Increase/(Decrease) in Accounts Payable	2,525,499	50,876	1,062,080	524,410
Increase/(Decrease) in Taxes Payable	695,081	(962,625)	510,645	(236,609)
Increase/(Decrease) in Other Payable	(3,249,412)	(72,365)	1,902,926	704,947
Increase/(Decrease) in Accrued Liabilities	176,637	(5,717,102)	366,009	2,139,979
Increase/(Decrease) in Customer Deposits	(910,017)	1,472,333	(452,345)	228,691

Total of all adjustments	1,846,359	(11,403)	658,290	(9,372,325)

Net Cash Provided by Operating Activities	$1,864,675	$5,443,683	$1,791,681	$890,670

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

On December 25, 2008, Wuhan Blower, entered into an Asset Purchase Agreement with Wuhan Gongchuang Real Estate Co., Ltd. (the “Seller”) pursuant to which Wuhan Blower acquired certain assets owned by Seller, including certain buildings, equipment, land use rights, and construction in progress.  An 8-K filed with the US Securities and Exchange Commission on February 5, 2009 further details the transaction.  Title of the assets purchased under the above agreement has been recorded under Wuhan Xingelin Equipment, which is a wholly owned subsidiary of Wuhan Blower and is incorporated under the laws of the PRC.  The purchased assets have been accounted for on Wuhan Xingelin Equipment’s books as contributed capital.

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

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of June 30, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

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

The Company maintains its financial statements in the functional currency, which is the Renminbi (RMB).  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Exchange Rates	6/30/2009	12/31/2008	6/30/2008
Period end RMB : US$ exchange rate	6.84480	6.85420	6.87180
Average period RMB : US$ exchange rate	6.84323	6.96225	7.07263

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises that had already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized. The Company’s operating subsidiaries expect to be subject to a 15% income tax rate starting January 1, 2009.

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

Based on the consolidated net income for the quarter ended June 30, 2009, the Company does not believe that it has any U.S. income tax liability.

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
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

4.	NOTES RECEIVABLE

	June 30, 2009	December 31, 2008
Notes Receivable	$14,610	$-
Less: Allowance for Bad Debts	-	-
	$14,610	$-

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

5.	ACCOUNTS RECEIVABLE

	June 30, 2009	December 31, 2008

Total Accounts Receivable-Trade	$45,304,247	$44,619,549
Less: Allowance for Bad Debt	(2,259,186)	(3,132,693)
	$43,045,061	$41,486,856

Allowance for Bad Debts
Beginning Balance	$(3,132,693)	$(1,245,883)
Allowance Provided	(1,588,762)	(1,886,810)
Less: Bad Debt Written Off	2,462,269	-
Ending Balance	$(2,259,186)	$(3,132,693)

6.	INVENTORY

	June 30, 2009	December 31, 2008

Raw Materials	$5,566,880	$1,763,077
Work in Progress	11,923,635	4,065,249
Finished Goods	4,449,097	2,567,141
	$21,939,612	$8,395,467

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $166,920 and $189,516 as of June 30, 2009 and December 31, 2008, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts.  These advances are deducted from future sales commissions earned by these salespeople.  In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following: -

At June 30, 2009		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Buildings	$11,027,729	$8,277,054	$-	$19,304,783
Machinery & Equipment	1,891,113	11,640,213	1,902,720	15,434,046
Furniture & Fixtures	364,575	13,800	-	378,375
Auto	835,692	266,747	13,587	1,116,026
Other	74,557	-	5,359	79,916
	14,193,667	20,197,815	1,921,666	36,313,148
Less: Accumulated Depreciation
Buildings	(2,036,906)	(101,834)	-	(2,138,740)
Machinery & Equipment	(721,844)	(1,789,227)	(77,378)	(2,588,449)
Furniture & Fixtures	(252,226)	(4,862)	-	(257,088)
Auto	(576,770)	(67,782)	(645)	(645,197)
Other	(14,031)	-	(74)	(14,105)
	(3,601,776)	(1,963,704)	(78,098)	(5,643,578)

Property, Plant, & Equipment, Net	$10,591,891	$18,234,111	$1,843,568	$30,669,570

At December 31, 2008		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Buildings	11,011,657	-	-	11,011,657
Machinery & Equipment	1,888,521	10,551,443	1,916,553	14,356,517
Furniture & Fixtures	362,007	13,781	-	375,788
Auto	776,312	260,951	-	1,037,263
Other	74,455	-	-	74,455
	14,112,952	10,826,175	1,916,553	26,855,680
Less: Accumulated Depreciation
Buildings	(1,874,508)	-	-	(1,874,508)
Machinery & Equipment	(632,150)	(1,260,420)	(32,125)	(1,924,695)
Furniture & Fixtures	(221,068)	(3,826)	-	(224,894)
Auto	(501,132)	(49,070)	-	(550,202)
Other	(6,830)	-	-	(6,830)
	(3,235,688)	(1,313,316)	(32,125)	(4,581,129)

Property, Plant, & Equipment, Net	$10,877,264	$9,512,859	$1,884,428	$22,274,551

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

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

9.	LAND USE RIGHTS

At June 30, 2009		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Land Use Rights	$2,196,930	$-	$10,488,151	$12,685,081
Less: Accumulated Amortization	(241,412)	-	(175,639)	(417,051)
Land Use Rights, Net	$1,955,518	$-	$10,312,512	$12,268,030

At December 31, 2008		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Land Use Rights	$2,117,709	$-	$10,473,768	$12,591,477
Less: Accumulated Amortization	(206,766)	-	(87,282)	(294,049)
Land Use Rights, Net	$1,910,943	$-	$10,386,486	$12,297,429

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

Wuhan General Group (China), Inc.
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

The following table details the assets that are accounted for in the Construction-in-Progress account at June 30, 2009 and December 31, 2008:

		At	At
		June 30,	December 31,
Subsidiary	Description	2009	2008
Wuhan Blower	Blower Workshop	$690,404	$631,839
Wuhan Blower	Bus Parking	4,383	4,377
Wuhan Blower	Dormitory	20,453	20,425
Wuhan Blower	Landscaping	123,279	4,934
Wuhan Blower	Office Building	523,259	471,959
Wuhan Blower	Other	392,070	391,533
Wuhan Blower	Security System	292	292
Wuhan Blower	Street	584	584
Wuhan Blower	Testing Facility	11,396	11,380
Wuhan Blower	Wall	320,908	320,468
Wuhan Blower	Warehouse	33,564	33,518
Wuhan Blower	Badminton courts	14,610	-
Wuhan Generating	Capitalized Interest	11,872	131,622
Wuhan Generating	Equipment Requiring Installation	2,346,735	3,374,825
Wuhan Generating	Generating Workshop	9,210	5,745,581
Wuhan Generating	Generating Workshop-Materials	272,364	4,481,922
Wuhan Generating	Generating Office Building	3,424,093	3,346,449
Wuhan Generating	Miscellaneous	190	259
Wuhan Generating	Shipping Costs	0	10,213
Wuhan Xingelin Equipment	Landscaping	146,117	145,917
Wuhan Xingelin Equipment	Workshop	4,844,203	4,837,559
Wuhan Xingelin Equipment	Office Building	5,513,780	5,289,083
Wuhan Xingelin Equipment	Utility Systems Setup	1,022,674	1,021,272
		$19,726,440	$30,276,011

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	June 30, 2009	December 31, 2008

Category of Asset
Trademarks	$105,920	$145,896
Mitsubishi License	302,551	335,980
Tianyu CAD License	3,954	4,450
Sunway CAD License	16,801	16,778
Microsoft License	12,209	13,934
	$441,435	$517,038

Less: Accumulated Amortization
Trademarks	$(40,184)	$(32,827)
Mitsubishi License	(123,437)	(113,599)
Tianyu CAD License	(1,569)	(1,391)
Sunway CAD License	(2,006)	(1,119)
Microsoft License	(5,237)	(4,528)
	$(172,433)	$(153,464)

Intangible Assets, Net	$269,002	$363,574

The weighted average amortization period for the Company’s intangible assets at June 30, 2009 and December 31, 2008 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at June 30, 2009 and December 31, 2008, for the Company’s bank loans and notes payable.

Short–term Loan				Interest	At	At
				Rate Per	June 30,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2009	2008
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/20/2009	8.96%	$-	$729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/22/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/25/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/27/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/29/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/4/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/23/2009	8.96%	-	583,584
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/26/2009	8.96%	1,168,770	1,167,168
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/24/2009	8.96%	1,168,770	1,167,168
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/26/2010	8.96%	2,191,445	-
Wuhan Blower	Bank Loans	Wuhan Qiaokou Tianhua Loan Company	On Demand	19.44%	584,384	-
Wuhan Blower	Bank Loans	Wuhan Kangfuman Consulting Company	On Demand	-	730,482	-
Wuhan Blower	Bank Loans	Wuhan Jiangan Huachuang Loan Company	8/20/2009	19.20%	2,191,445	-
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	-	730,482	-
Wuhan Blower	Bank Loans	Bank of China, Ltd.	3/12/2010	5.40%	803,530	-
Subtotal					9,569,308	7,294,797

Wuhan Blower	Notes Payable	China Minsheng Banking Corp., Ltd.	1/22/2009		-	1,458,959
Wuhan Blower	Notes Payable	Citic Industrial Bank	3/27/2009		-	3,647,399
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		-	1,313,064
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	3/2/2009		-	1,750,751
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		-	1,313,064
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/10/2009		-	579,760
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/18/2009		-	744,070

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	8/18/2009		580,557	-
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	8/26/2009		1,460,963	-
Wuhan Blower	Notes Payable	Bank of China, Ltd.	8/13/2009		788,920	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	9/11/2009		10,344	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/26/2009		15,751	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	9/29/2009		77,514	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	9/29/2009		22,207	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/25/2009		15,930	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	9/1/2009		14,610	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/7/2009		15,691	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/28/2009		292,193	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/18/2009		13,958	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	7/31/2009		146,158	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/26/2009		262,973	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	9/9/2009		19,661	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/26/2009		13,765	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/14/2009		89,119	-
Subtotal					$3,840,314	10,807,067

Wuhan Generating	Bank Loans	Citic Industrial Bank	3/2/2009	8.22%	-	2,917,919
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	1/7/2009	7.47%	-	1,458,959
Wuhan Generating	Bank Loans	Wuhan Qiaokou Tianhua Loan Company	On Demand	19.44%	730,482	-
Subtotal					730,482	4,376,878

Wuhan Generating	Notes Payable	Bank of Communications	6/26/2009		-	2,480,231
Wuhan Generating	Notes Payable	Bank of Communications	1/15/2009		-	1,458,959
Wuhan Generating	Notes Payable	Bank of Communications	1/16/2009		-	4,376,878
Wuhan Generating	Notes Payable	Bank of Communications	6/24/2009		-	4,376,878

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

Wuhan Generating	Notes Payable	Bank of Communications	12/05/2009		4,382,889	-
Wuhan Generating	Notes Payable	Bank of Communications	7/19/2009		2,921,926	-
Wuhan Generating	Notes Payable	Bank of Communications	7/20/2009		2,921,926	-
Subtotal					10,226,741	12,692,947

Xingelin	Bank Loans	Wuhan Qiaokou Tianhua Loan Company	On Demand	19.44%	730,482	-
Subtotal					730,482	-

Total					$25,097,327	$35,171,690

Long-term Loan
Wuhan Generating	Long Term Loan	Bank of Communications	12/23/2010	5.67%	1,460,963	1,458,959
Wuhan Generating	Long Term Loan	Bank of Communications	1/15/2011	5.40%	1,460,963	-

Total					$2,921,926	$1,458,959

Banking facilities extended by the Bank of Communication and Shanghai Pudong Development Bank were secured by the Company’s mortgage of real property.

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

The following table summarizes the activity related to the Company’s product warranty liability for the six months ended June 30, 2009 and the year ended December 31, 2008: -

	June 30, 2009	December 31, 2008
Balance at beginning of period	$1,154,613	$1,541,771
Accruals for current & pre-existing warranties issued during period	303,736	469,586
Less: Settlements made during period	-	(60,291)
Less: Reversals and warranty expirations	-	(796,453)
Balance at end of period	$1,458,349	$1,154,613

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

14.	CAPITALIZATION

The following table provides the total number of shares of fully diluted common stock as of June 30, 2009:

Number of Shares
Common Stock Outstanding	25,299,704
Common Stock Issuable upon:
- Conversion of Preferred Stock	12,595,531
- Exercise of Warrants	12,412,136
- Exercise of Stock Options	80,000
Total Amount of Fully Diluted Common Stock	50,387,371

Penalty Shares

Certain investors were issued shares of common stock as a penalty for the Company’s failure to achieve listing status on NASDAQ by a predetermined date, which was a term stipulated in the Stock Purchase Agreement dated February 7, 2007.  During the six months ended June 30, 2009, certain investors were awarded an aggregate of 529,787 shares of common stock.  The Company recorded expenses to its statements of income for the issuance of these shares totaling $1,153,439.  The Company used a stock price of $2.30 to compute the expense.

15.	COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered Paid-in capital.  The Company had future unfunded commitments, as provided below.

	June 30, 2009	December 31, 2008
Registered Capital in PRC	$35,982,303	$43,826,004
50% maximum thereof	17,991,152	21,913,001
Less: Amounts Appropriated to Statutory Reserve	(4,478,066)	(3,271,511)
Unfunded Commitment	$13,513,086	$18,641,490

16.	INCOME TAXES

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

On February 7, 2007, income from the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, this tax is deferred until foreign source income is repatriated to the Company, which has not yet occurred.

The Company has also retained an U.S. CPA firm to aide in preparation of its U.S. income tax returns in order to maintain a high level of compliance with U.S. tax laws.

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net Income	$18,316	$5,455,085	$1,133,391	$10,262,996
Preferred Dividends	181,285	237,095	360,087	517,460
Constructive Preferred Dividends		-		-
Income Available to Common Stockholders	$(162,969)	$5,217,990	$773,304	$9,745,536

Original Shares	24,752,802	21,876,390	24,752,802	19,712,446
- Addition to Common Stock from Issuance	17,115	41,719	11,030	269,087
- Addition to Common Stock from Actual Conversion	463,739	371,005	231,870	1,352,432
Basic Weighted Average Shares Outstanding	25,233,656	22,289,114	24,995,701	21,333,964

Dilutive Shares:
- Addition to Common Stock if Preferred Stock Had Been Converted	-	8,190,653	6,354,078	8,935,122
- Addition to Common Stock if Warrants Had Been Exercised	-	16,909,108	-	17,150,637
- Addition to Common Stock if Employee & Director Stock Options Had Been Exercised	-	8,279	-	9,974
- Addition to Common Stock if Investor Relation Stock Options Had Been Exercised	-	38	-	413
Diluted Weighted Average Shares Outstanding:	25,233,656	47,397,192	31,349,779	47,430,111

Earnings Per Share
- Basic	$(0.006)	$0.23	$0.031	$0.46
- Diluted	$(0.006)	$0.12	$0.025	$0.22
Weighted Average Shares Outstanding
- Basic	25,233,656	22,289,114	24,995,701	21,333,964
- Diluted	25,233,656	47,397,192	31,349,779	47,430,111

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

18.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating Equipment, and Wuhan Xingelin Equipment.  Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers.  Wuhan Generating Equipment is primarily engaged in the design, manufacture, installation, and service of power generating equipment.  Wuhan Xingelin Equipment is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.  Below is a presentation of the Company’s results of operations and financial position for its operating subsidiaries at June 30, 2009 and December 31, 2008, and for the six months ended June 30, 2009 and 2008.  The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations		Wuhan	Wuhan	Company,
For the six months ended	Wuhan	Generating	Xingelin	UFG,
June 30, 2009	Blower	Equipment	Equipment	Adjustments	Total
Sales	$20,365,424	$14,672,791	$191,124	$-	$35,229,339
Cost of Sales	(15,399,827)	(11,822,342)	(135,812)	-	(27,357,981)
Gross Profit	4,965,597	2,850,449	55,312	-	7,871,358

Operating Expenses	(2,976,177)	(134,253)	(186,022)	(658,860)	(3,955,312)

Other Income (Expenses)	(940,065)	(166,041)	(22,727)	(1,154,010)	(2,282,843)

Earnings before Tax	1,049,355	2,550,155	(153,437)	(1,812,870)	1,633,203

Tax	(352,879)	(146,934)	-	-	(499,813)

Net Income	$696,476	$2,403,221	$(153,437)	$(1,812,870)	$1,133,391

Results of Operations		Wuhan	Wuhan	Company,
For the six months ended	Wuhan	Generating	Xingelin	UFG,
June 30, 2008	Blower	Equipment	Equipment	Adjustments	Total
Sales	$27,421,272	$29,207,526	$-	$-	$56,628,798
Cost of Sales	18,648,763	20,348,691	-	-	38,997,453
Gross Profit	8,772,509	8,858,835	-	-	17,631,344

Operating Expenses	(3,473,713)	(1,589,982)	-	(1,278,204)	(6,341,898)

Other Income (Expenses)	(631,722)	(395,345)	-	617	(1,026,450)

Earnings before Tax	4,667,074	6,873,508	-	(1,277,587)	10,262,996

Tax	-	-	-	-	-

Net Income	$4,667,074	$6,873,508	$-	$(1,277,587)	$10,262,996

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

Financial Position		Wuhan	Wuhan	Company,
At	Wuhan	Generating	Xingelin	UFG,
June 30, 2009	Blower	Equipment	Equipment	Adjustments	Total
Current Assets	$71,056,577	$49,815,448	$1,796,943	$(34,715,715)	$87,953,253
Non Current Assets	47,945,009	24,298,576	23,682,854	(31,891,509)	64,034,930
Total Assets	$119,001,586	$74,114,024	$25,479,797	$(66,607,224)	$151,988,183

Current Liabilities	$43,511,878	$39,949,220	$1,208,588	$(31,164,478)	$53,505,208
Non Current Liabilities	-	2,921,926	-	-	2,921,926
Total Liabilities	43,511,878	42,871,146	1,208,588	(31,164,478)	56,427,134

Net Assets	75,489,708	31,242,878	24,271,209	(35,442,746)	95,561,049

Total Liabilities & Net Assets	$119,001,586	$74,114,024	$25,479,797	$(66,607,224)	$151,988,183

Financial Position		Wuhan	Wuhan	Company,
At	Wuhan	Generating	Xingelin	UFG,
December 31, 2008	Blower	Equipment	Equipment	Adjustments	Total
Current Assets	$64,326,040	$45,962,779	$1,293,482	$(22,821,873)	$88,760,428
Non Current Assets	47,991,237	26,603,732	23,564,745	(31,847,772)	66,311,941
Total Assets	$112,317,277	$72,566,511	$24,858,227	$(54,669,645)	$155,072,369

Current Liabilities	$37,626,456	$42,306,895	$467,114	$(20,376,495)	$60,023,970
Total Liabilities	37,626,456	43,765,854	467,114	(20,376,495)	61,482,930

Net Assets	74,690,771	28,800,657	24,391,113	(34,293,150)	93,589,439

Total Liabilities & Net Assets	$112,317,277	$72,566,511	$24,858,227	$(54,669,645)	$155,072,369

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

19.	STOCK COMPENSATION EXPENSE

On November 30, 2007, the Company’s Board of Directors adopted the Wuhan General Group (China), Inc. 2007 Stock Option Plan (the “Plan”).  The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 3,000,000 shares.  The Company’s employees, directors, and service providers are eligible to participate in the Plan.

For the six months ended June 30, 2009, the Company recorded $0 of stock compensation expense.  No new options were issued during the quarter.  All previously issued options have fully vested, and as such no additional expense was recorded.

The range of the exercise prices of all the stock options outstanding at June 30, 2009 is shown in the following table:

Price Range	Number of Shares
$0 - $9.99	80,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

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

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of June 30, 2009 and December 31, 2008, and the related statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP
South San Francisco, California	Samuel H. Wong & Co., LLP
August 3, 2009	Certified Public Accountants

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the three and six month periods ended June 30, 2009 and 2008.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Sales.  Sales decreased $13.9 million, or 44.7%, to $17.2 million for the three months ended June 30, 2009 from $31.0 million for the same period in 2008.  This decrease was mainly attributable to the decreased investments both in steel companies and power plants as the result of economic slow-down in China.

Cost of Sales.  Our cost of sales decreased $8.4 million, or 39%, to $13.1 million for the three months ended June 30, 2009 from $21.4 million during the same period in 2008.  As a percentage of sales, the cost of sales was 76.2% during the three months ended June 30, 2009 compared to 69.1% in the same period of 2008.  This increase was primarily attributable to the decrease in selling prices as the result of economic slow-down in China.

Gross Profit.  Our gross profit decreased $5.5 million, or 57.4%, to $4.1 million for the three months ended June 30, 2009 from $9.6 million for the same period in 2008.  Gross profit as a percentage of sales was 23.8% for the three months ended June 30, 2009 compared to 30.9% during the same period in 2008.

Selling Expenses.  Our selling expenses for the three months ended June 30, 2009 decreased approximately $618,000, or 66.8%, to approximately $307,000 for the three months ended June 30, 2009 from approximately $925,000 for the same period in 2008.  As a percentage of sales, selling expenses were 1.8% for the three months ended June 30, 2009 compared to 3.0% for the same period in 2008.  This decrease as a percentage of sales was primarily attributable to more aggressive measures implemented to control costs.

General and Administrative Expenses.  Our general and administrative expenses decreased approximately $690,000, or 30.8%, to $1.6 million for the three months ended June 30, 2009 from approximately $2.2 million for the same period in 2008.  As a percentage of sales, general and administrative expenses were 9.0% for the three months ended June 30, 2009 compared to 7.2% for the same period in 2008.  This increase as a percentage of sales was primarily attributable to the lower economies of scale as a result of the significant decrease in sales.

Warranty Expense.  Our warranty expense decreased to approximately $150,000 for the three months ended June 30, 2009 from approximately $527,000 for the same period in 2008.  As a percentage of sales, warranty expense was 0.9% for the three months ended June 30, 2009 compared to 1.7% for the same period in 2008.

Operating Income.  Our operating income decreased $3.8 million, or 64.8%, to $2.1 million for the three months ended June 30, 2009 from $5.9 million for the same period in 2008.  As a percentage of sales, operating income was 12.1% for the three months ended June 30, 2009 compared to 19.0% for the same period in 2008.  This decrease as a percentage of sales was primarily attributable to decreased selling prices and decreased gross margin.

Interest Income.  Our interest income decreased to approximately $21,000 for the three months ended June 30, 2009 from approximately $34,000 for the same period in 2008.  This decrease was due to a decrease in bank deposit interest rates.

Interest Expense.  Our interest expense increased approximately $319,000, or 92.8%, to approximately $663,000 for the three months ended June 30, 2009 from approximately $344,000 for the same period in 2008.  This increase was due to the significant increase in utilization of discounted notes receivable and increase in short term borrowings from smaller financial institutions whose interest rates are significantly higher than the interest rates at commercial banks.

Income Tax.  The Company’s income tax liability was approximately $206,000 for the three months ended June 30, 2009 compared to $0 for the same period in 2008. This increase resulted from the expiration of the Company’s PRC tax holiday on December 31, 2008.

Net Income.  Net income decreased $5.4 million, or 99.7%, to $18,000 during the three months ended June 30, 2009 from $5.5 million during the same period in 2008, as a result of the factors described above.  In addition, a stock-based penalty payment of approximately $1.2 million contributed to the decrease.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Sales. Sales decreased $21.4 million, or 37.8%, to $35.2 million for the six months ended June 30, 2009 from $56.6 million for the same period in 2008. This decrease was mainly attributable to the decreased investments both in steel companies and power plants as the result of economic slow-down in China.

Cost of Sales. Our cost of sales decreased $11.6 million, or 29.8%, to $27.4 million for the six months ended June 30, 2008 from $39.0 million during the same period in 2008. As a percentage of sales, the cost of sales was 77.7% during the six months ended June 30, 2009 compared to 68.9% in the same period of 2008. This increase was primarily attributable to the decrease in selling prices as the result of economic slowdown in China.

Gross Profit. Our gross profit decreased $9.8 million, or 55.4%, to $7.9 million for the six months ended June 30, 2009 from $17.6 million for the same period in 2008. Gross profit as a percentage of sales was 22.3% for the six months ended June 30, 2009 compared to 31.1% during the same period in 2008.

Selling Expenses. Our selling expenses decreased approximately $575,000, or 44.4%, to approximately $720,000 for the six months ended June 30, 2009 from $1.3 million for the same period in 2008. As a percentage of sales, selling expenses were 2.0% for the six months ended June 30, 2009, which is consistent with that for the same period in 2008.

General and Administrative Expenses. Our general and administrative expenses increased $1.6 million, or 34.7%, to $2.9 million for the six months ended June 30, 2009 from $4.5 million for the same period in 2008. As a percentage of sales, general and administrative expenses were 8.3% for the six months ended June 30, 2009, which was consistent with that for the same period in 2008.

Warranty Expense. Our warranty expense decreased to approximately $304,000 for the six months ended June 30, 2009 from approximately $557,000 for the same period in 2008. As a percentage of sales, warranty expense was 0.9% for the six months ended June 30, 2009 compared to 1.0% for the same period in 2008.

Operating Income. Our operating income decreased $7.4 million, or 65.3%, to $3.9 million for the six months ended June 30, 2009 from $11.3 million for the same period in 2008. As a percentage of sales, operating income was 11.1% for the six months ended June 30, 2009 compared to 19.9% for the same period in 2008. This decrease was primarily attributable to decreased selling prices and decreased gross margins.

Interest Expense. Our interest expense was $1.3 million for the six months ended June 30, 2009, which was consistent with that for the same period in 2008.

Income Tax. The Company’s income tax liability was approximately $500,000 for the six months ended June 30, 2009 compared to $0 for the same period in 2008. This increase resulted from the expiration of the Company's PRC tax holiday on December 31, 2008.

Net Income. Net income decreased $9.1 million, or 89.0%, to $1.1 million during the six months ended June 30, 2009 from $10.3 million during the same period in 2008 as a result of the factors described above. In addition, a stock-based penalty payment of approximately $1.2 million contributed to the decrease.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $8.4 million, including restricted cash of $6.3 million.

As of June 30, 2009, we had banking facilities in the form of bank loans and loan facilities from other non-bank entities totaling approximately $28.0 million (based on an exchange rate of 6.8448 RMB per 1 U.S. dollar).  Information regarding these loans is set forth below in US $.

Short-term Loan				Interest
				Rate Per	At June 30,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2009
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/26/2009	8.96%	1,168,770
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/24/2009	8.96%	1,168,770
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/26/2010	8.96%	2,191,445
Wuhan Blower	Bank Loans	Wuhan Qiaokou Tianhua Loan Company	On Demand	19.44%	584,384
Wuhan Blower	Bank Loans	Wuhan Kangfuman Consulting Company	On Demand	-	730,482
Wuhan Blower	Bank Loans	Wuhan Jiangan Huachuang Loan Company	8/20/2009	19.20%	2,191,445
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	-	730,482
Wuhan Blower	Bank Loans	Bank of China, Ltd.	3/12/2010	5.40%	803,530
Subtotal					9,569,308

Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	8/18/2009		580,557

Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	8/26/2009		1,460,963
Wuhan Blower	Notes Payable	Bank of China, Ltd.	8/13/2009		788,920
Wuhan Blower	Notes Payable	Standard Chartered Bank	9/11/2009		10,344
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/26/2009		15,751
Wuhan Blower	Notes Payable	Standard Chartered Bank	9/29/2009		77,514
Wuhan Blower	Notes Payable	Standard Chartered Bank	9/29/2009		22,207
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/25/2009		15,930
Wuhan Blower	Notes Payable	Standard Chartered Bank	9/1/2009		14,610
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/7/2009		15,691
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/28/2009		292,193
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/18/2009		13,958
Wuhan Blower	Notes Payable	Standard Chartered Bank	7/31/2009		146,158
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/26/2009		262,973
Wuhan Blower	Notes Payable	Standard Chartered Bank	9/9/2009		19,661
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/26/2009		13,765
Wuhan Blower	Notes Payable	Standard Chartered Bank	8/14/2009		89,119
Subtotal					$3,840,314

Wuhan Generating	Bank Loans	Wuhan Qiaokou Tianhua Loan Company	On Demand	19.44%	730,482
Subtotal					730,482

Wuhan Generating	Notes Payable	Bank of Communications	12/05/2009		4,382,889
Wuhan Generating	Notes Payable	Bank of Communications	7/19/2009		2,921,926
Wuhan Generating	Notes Payable	Bank of Communications	7/20/2009		2,921,926
Subtotal					10,226,741

Xingelin	Bank Loans	Wuhan Qiaokou Tianhua Loan Company	On Demand	19.44%	730,482
Subtotal					730,482

Total					$25,097,327

Long-term Loan
Wuhan Generating	Long Term Loan	Bank of Communications	12/23/2010	5.67%	1,460,963
Wuhan Generating	Long Term Loan	Bank of Communications	1/15/2011	5.40%	1,460,963

Total					$2,921,926

We plan to either repay this debt as it matures or refinance this debt with other debt.  At June 30, 2009, the amount of our outstanding debt from bank loans and notes was consistent with the amount outstanding at March 31, 2009.

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

At June 30, 2009, we had $43.0 million in accounts receivable, compared to $41.5 million at December 31, 2008.  This represents an increase of $1.6 million, or 3.8%.  In order to manage this increase in accounts receivable turn over period, we have employed additional resources in collecting on outstanding accounts receivable and have aligned more closely sales commissions with the collection on sales.

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

At June 30, 2009, we had $661,000 in other receivables, which is a decrease of approximately $1.1 million compared to the balance at December 31, 2008.

We also had advances to suppliers of $12.7 million at June 30, 2009, which decreased by $7.6 million compared to the balance at December 31, 2008.

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

Consolidation

The interim consolidated financial statements include the accounts of the Company and its subsidiaries, UFG, Wuhan Blower, Wuhan Generating and Wuhan Xingelin.  Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

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

Land Use Rights

The Company carries land use rights at cost less accumulated amortization.  Land use rights are amortized straight-line over the useful life of 50 years for the Wuhan Blower and Wuhan Generating campus, and of 30 years for the Wuhan Xingelin campus.

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of June 30, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

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

Advertising

The Company expenses all advertising costs as incurred.

Research and Development

The Company expenses all research and development costs as incurred.

Foreign Currency Translation

The Company maintains its financial statements in the functional currency, which is the Renminbi (RMB).  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchang rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Exchange Rates	6/30/2009	12/31/2008	6/30/2008
Period end RMB: US$ exchange rate	6.84480	6.85420	6.87180
Average period RMB: US$ exchange rate	6.84323	6.96225	7.07263

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

Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises that had already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized. The Company’s operating subsidiaries expect to be subject to a 15% income tax rate starting January 1, 2009.

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

Based on the consolidated net income for the quarter ended June 30, 2009, the Company does not believe that it has any U.S. income tax liability.

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

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the quarter ended June 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

In conjunction with the preparation of this Form 10-Q, our management carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2009. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses.  For more detailed information regarding our disclosure controls and procedures, see Part I, Item 4T Controls and Procedures.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. We also are required to comply with marketplace rules to maintain our NASDAQ listing. Compliance with the Sarbanes-Oxley Act and other SEC and NASDAQ requirements will increase our costs and require additional management resources. We have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

We have incurred substantial debt to finance our growth. As of June 30, 2009, we had approximately $28.0  million of outstanding bank loans and notes.  This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of June 30, 2009, we had an aggregate amount of $43.0 million in accounts receivables. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected. A significant amount of customer defaults would be most likely to occur in an economic or industry downturn. Such an event could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations.

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

As of June 30, 2009, there were 25,087,667 shares of our common stock issuable upon conversion of outstanding Series A Preferred Stock and Series B Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting by management and an audit of the public company’s internal control over financial reporting by such company’s independent registered public accountants.  We completed annual assessments of our internal controls in connection with the preparation of our Form 10-KSB for the fiscal year ended December 31, 2007 and our Form 10-K for the fiscal year ended December 31, 2008. These assessments identified material weaknesses in our internal control over financial reporting. The audit requirement will first apply to our Form 10-K for the fiscal year ended December 31, 2009. Since this audit process will be new for our company, we may encounter problems or delays in completing the implementation of any requested improvements and receiving the audit report from our independent registered public accountants. Since we previously have not been able to assess our internal control over financial reporting as effective, our independent registered public accountants may not be able to provide an unqualified report for the fiscal year ended December 31, 2009. This may negatively impact investor confidence and our share price.

Our principal stockholder has the ability to control our operations, including the election of our directors.

Fame Good International Limited, a holding company controlled by our President and Chief Executive Officer, Xu Jie, is the owner of approximately 70.6% of our outstanding voting securities (excluding shares of our Series A and Series B Preferred Stock which, until converted into common stock, only vote as a class on certain matters affecting such preferred stock). As a result, Mr. Xu possesses significant influence, giving him the ability, among other things, to elect each member of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control also may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer. Additionally, Mr. Xu’s interests may differ from the interests of our other stockholders.

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

A renewed outbreak of SARS or another widespread public health problem such as new strains of avian influenza or the H1N1 virus (swine flu) in China could have a negative effect on our operations.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 23, 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the board of directors’ solicitation. The following matter was submitted to a vote and the results are set forth below.

Proposal to elect seven directors to hold office for a term of one year and until their respective successors are duly elected and qualified.

Director	Total Vote	Total Vote
Nominee	For Nominee	Withheld from Nominee

Ge Zengke	21,476,177	460,226

Huang Zhaoqi	21,476,177	460,226

David K. Karnes	21,440,864	495,539

Brian Lin	21,476,177	460,226

Shi Yu	21,476,177	460,226

Xu Jie	21,440,864	495,539

Zheng Qingsong	21,476,177	460,226

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 2009

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