Form 10-Q
period 2009-09-30
WUHAN GENERAL GROUP (CHINA), INC
filed 2009-11-16
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or

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

As of October 31, 2009, the registrant had a total of 25,351,950 shares of common stock outstanding.

i

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At September 30, 2009 and December 31, 2008
(Stated in US Dollars)

			(Audited)
	Note	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash	2 (e)	$819,830	$2,817,503
Restricted Cash	3	7,536,300	13,180,640
Notes Receivable	4	2,194	-
Accounts Receivable	2 (f) ,5	47,841,353	41,486,856
Other Receivable		1,276,277	1,719,083
Inventory	2 (g) ,6	22,830,077	8,395,467
Advances to Suppliers		15,885,956	20,274,473
Advances to Employees	7	116,318	189,516
Prepaid Expenses		798,607	92,279
Prepaid Taxes		526,079	604,610
Deferred Tax Asset	16	493,300	-
Total Current Assets		98,126,291	88,760,427
Non-Current Assets
Real Property Available for Sale		1,103,048	1,100,376
Property, Plant & Equipment, net	2 (h) ,8	30,142,351	22,274,551
Land Use Rights, net	2 (j) ,9	12,188,397	12,297,429
Construction in Progress	10	20,226,806	30,276,011
Intangible Assets, net	2 (i) ,11	259,896	363,574
Total Assets		$162,046,789	$155,072,368
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Bank Loans & Notes	12	31,244,022	35,171,690
Accounts Payable		8,751,493	8,420,678
Taxes Payable		2,410,337	1,109,548
Other Payable		8,832,835	7,708,323
Dividend Payable		543,363	193,804
Accrued Liabilities	13	3,550,798	2,805,558
Customer Deposits		5,388,333	4,614,370
Total Current Liabilities		60,721,181	60,023,971

Long Term Liabilities
Bank Loans and Notes	12	2,925,002	1,458,959

Total Liabilities		63,646,183	61,482,930

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At September 30, 2009 and December 31, 2008
(Stated in US Dollars)

		September 30,	(Audited)
	Note	2009	December 31, 2008
Stockholders' Equity

Preferred Stock - $0.0001 Par Value, 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at September 30, 2009 and December 31, 2008		624	624
Additional Paid-in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid-in Capital - Warrants		3,484,011	3,687,794
Additional Paid-in Capital - Beneficial Conversion Feature		6,371,546	6,371,546
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at September 30, 2009 and December 31, 2008		635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital - Warrants		2,274,181	2,274,181
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 25,351,950 and 24,752,802 Shares Issued & Outstanding at September 30, 2009 and December 31, 2008, respectively	14	2,536	2,475
Additional Paid-in Capital		29,793,996	28,436,835
Statutory Reserve	2 (t) ,15	4,478,066	3,271,511
Retained Earnings		19,424,564	17,034,243
Accumulated Other Comprehensive Income	2 (u)	7,739,182	7,678,329
Total Stockholders' Equity		98,400,606	93,589,438

Total Liabilities & Stockholders' Equity		$162,046,789	$155,072,368

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the three and nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

		Three months ended		Nine months ended
	Note	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue
Sales	2 (l)	$24,720,005	$33,952,893	$59,949,344	$90,581,691
Cost of Sales	2 (m)	17,855,151	23,934,676	45,213,132	62,932,130
Gross Profit		6,864,854	10,018,217	14,736,212	27,649,561

Operating Expenses
Selling Expenses	2 (n)	759,752	834,590	1,479,742	2,129,971
General & Administrative Expenses	2 (o)	1,463,970	2,112,731	4,395,556	6,602,031
Warranty Expense	2 (v) ,13	178,610	89,958	482,346	647,175
Total Operating Expense		2,402,332	3,037,279	6,357,644	9,379,177

Operating Income		4,462,522	6,980,938	8,378,568	18,270,384

Other Income (Expenses)
Interest Income		288,862	288,177	494,258	636,626
Other Income (Expenses)		117,589	(1,375,291)	79,702	(1,492,718)
Interest Expense		(1,276,069)	(1,264,301)	(2,572,984)	(2,521,773)
Stock Penalty for late listing on NASDAQ	14	-	-	(1,153,439)	-
Total Other Income (Loss) & Expense		(869,618)	(2,351,415)	(3,152,463)	(3,377,865)

Earnings before Tax		3,592,904	4,629,523	5,226,105	14,892,519

Income Tax	2 (s) , 16	586,053	-	1,085,866	-

Net Income		$3,006,851	$4,629,523	$4,140,239	$14,892,519

Preferred Dividends Declared		183,276	215,829	543,363	733,289
Series A Constructive Preferred Dividend			-
Series B Constructive Preferred Dividend			3,027,542		3,027,542
Income (Loss) Available to Common Shareholders		$2,823,575	1,386,152	$3,596,876	11,131,688

Earnings Per Share	17
Basic		$0.11	$0.05	$0.14	$0.51
Diluted		$0.08	$0.03	$0.09	$0.33

Weighted Average Shares Outstanding
Basic		25,285,902	25,930,537	25,013,117	21,907,429
Diluted		39,135,314	47,457,524	38,324,011	45,365,361

Comprehensive Income
Net Income		$3,006,851	$4,629,523	$4,140,239	$14,892,519
Other Comprehensive Income
Foreign Currency Translation Adjustment		15,984	189,698	60,853	4,255,515
Total Comprehensive Income		$3,022,835	$4,819,221	$4,201,092	$19,148,034

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30, 2009 and the year ended December 31, 2008
 (Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2009	6,241,453	$624	$8,170,415	$3,687,794	$6,371,546	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	24,752,802	$2,475	$28,436,835	$3,271,511	$17,034,243	$7,678,329	$93,589,438
Penalty Shares Issued											529,787	53	1,153,386				1,153,439
Exercise of C Warrants											69,361	8	(8)				-
Cancellation of Remaining J Warrants				(203,783)									203,783				-
Net Income															4,140,239		4,140,239
Preferred Dividends Declared															(543,363)		(543,363)
Appropriations of Retained Earnings														1,206,555	(1,206,555)		-
Foreign Currency Translation Adjustment																60,853	60,853
Balance, September 30, 2009	6,241,453	$624	$8,170,415	$3,484,011	$6,371,546	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,793,996	$4,478,066	$19,424,564	$7,739,182	$98,400,606

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30, 2009 and the year ended December 31, 2008
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

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the three and nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Cash Flow from Operating Activities
Cash Received from Customers	20,543,291	28,544,654	54,806,025	80,439,415
Cash Paid to Suppliers & Employees	(24,617,529)	(26,129,464)	(55,429,438)	(76,160,420)
Interest Received	288,862	288,177	494,258	636,626
Interest Paid	(1,276,069)	(1,264,301)	(2,572,984)	(2,521,773)
Taxes Paid	(591,022)	-	(1,227,465)	-
Miscellaneous Receipts	73,002	-	141,821	-
Cash Sourced/(Used) in Operating Activities	(5,579,465)	1,439,066	(3,787,783)	2,393,848

Cash Flows from Investing Activities
Cash Invested in Restricted Time Deposits	(1,205,674)	(7,154,810)	5,644,340	(2,467,883)
Repayment of/(Investment in) Notes	(1,160)	-	(1,160)	1,891,127
Purchases of Plant & Equipment	(571,766)	-	(1,225,159)
Payments for Construction of Plant & Equipment	(13,823)	-	(13,823)	(11,078,425)
Cash Used/(Sourced) in Investing Activities	(1,792,423)	(7,154,810)	4,404,198	(11,655,182)

Cash Flows from Financing Activities
Proceeds from Issuance of Preferred Stock	-	10,624,501	-	10,624,501
Proceeds from Bank Loans and Notes	14,339,013	4,976,284	15,160,576	5,351,743
(Repayment of Bank Loans and Notes)	(8,189,240)		(17,622,200)
Dividends Paid		(779,387)	(193,804)	(1,632,164)
Cash Sourced/(Used) in Financing Activities	6,149,773	14,821,399	(2,655,428)	14,344,081

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(1,222,115)	9,105,655	(2,039,013)	5,082,747

Effect of Currency Translation	15,984	205,006	41,339	3,983,821

Cash & Cash Equivalents at Beginning of Period	2,025,960	748,871	2,817,503	992,965

Cash & Cash Equivalents at End of Period	$819,829	$10,059,532	$819,829	$10,059,533

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Sourced/(Used) in Operating Activities
For the three and nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net Income	$3,006,851	4,629,523	$4,140,239	14,892,519

Adjustments to Reconcile Net Income to Net Cash Provided by Cash Activities:

Non Cash Compensation		1,673,841		1,983,787
Reclassification of assets related to Huangli Project from Construction in Progress to Inventory			1,745,496
Stock			1,153,439
Amortization	102,562	20,423	244,535	80,256
Depreciation	598,618	488,354	1,661,067	1,628,214
Decrease/(Increase) in Notes Receivable	12,416	-	(2,194)	(25,635)
Decrease/(Increase) in Accounts Receivable	(4,796,292)	(5,809,839)	(6,354,497)	(9,902,582)
Decrease/(Increase) in Other Receivable	(619,146)	3,196,118	439,409	2,351,769)
Decrease/(Increase) in Inventory	(890,465)	(4,007,822)	(14,434,609)	(7,955,302)
Decrease/(Increase) in Advances to Suppliers	(3,178,946)	3,190,928	4,388,517	(1,690,443)
Decrease/(Increase) in Advances to Employees	50,602	3,696	73,198	(165,193)
Decrease/(Increase) in Prepaid Expenses	(617,744)		(706,328)
Decrease/(Increase) in Prepaid Taxes	(132,347)	(201,755)	78,531	(174,722)
Decrease/(Increase) in Deferred Tax Asset	(4,969)		(493,300)
Increase/(Decrease) in Accounts Payable	(731,264)	1,679,583	330,816	2,203,993
Increase/(Decrease) in Taxes Payable	790,144	(1,989)	1,300,789	(238,598)
Increase/(Decrease) in Other Payable	(775,025)	(574,417)	1,127,905	130,530
Increase/(Decrease) in Accrued Liabilities	379,232	(53,059)	745,241	1,841,083
Increase/(Decrease) in Customer Deposits	1,226,308	(2,794,519)	773,963	(2,565,828)

Total of all adjustments	(8,586,316)	(3,190,457)	(7,928,022)	(12,498,671)

Net Cash Provided by Operating Activities	$(5,579,465)	$1,439,066	$(3,787,783)	$2,393,848

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

On December 25, 2008, Wuhan Blower, entered into an Asset Purchase Agreement with Wuhan Gongchuang Real Estate Co., Ltd. (the “Seller”) pursuant to which Wuhan Blower acquired certain assets owned by Seller, including certain buildings, equipment, land use rights, and construction in progress.  An 8-K filed with the U.S. Securities and Exchange Commission on February 5, 2009 further details the transaction.  Title of the assets purchased under the above agreement has been recorded under Wuhan Xingelin Equipment.  Wuhan Blower currently owns 100% beneficial interest in Wuhan Xingelin Equipment. Wuhan Xingelin Equipment is incorporated under the laws of the PRC.  The purchased assets have been accounted for on Wuhan Xingelin Equipment’s books as contributed capital.

The assets that were purchased from the Seller were re-appraised by an independent appraisal firm Zhuhai GongPingSiYuan Appraising Co Ltd (“Zhuhai”).  The re-appraisal provides evidence that found that the purchase price of the assets was reasonable.  Zhuhai noted that certain documents are being processed by the local government authorities for registration and transfer of title.  See also Note 8 – Property, Plant, and Equipment.

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

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These estimates and assumptions include, but are not limited to, revenue recognition under the percentage of completion method, the valuation of accounts receivable, inventories, deferred income taxes and the estimation of useful lives of property, plant, and equipment.  Actual results could differ from these estimates.

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

Annually the Company reviews the intangible assets for impairment, in accordance with FASB 142 Impairment of Long-Lived Assets.  The company considers whether the estimated future benefits of the technical licenses and trademarks will be fully realized over the course of their estimated useful lives.  If the technical licenses become obsolete, or trademarks are unsuccessfully defended against infringement by third-parties, the Company will consider future cash flows and relevant factors to quantify the level of impairment and record impairment adjustments accordingly.  The Company has not yet recognized any impairment upon the intangible assets.

(j)	Land Use Rights

The Company carries land use rights at cost less accumulated amortization.  Land use rights are amortized straight-line over the useful life of 50 years for the Wuhan Blower and Wuhan Generating Equipment campus, and of 30 years for the Wuhan Xingelin Equipment campus.

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of September 30, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

(l)	Revenue Recognition

Revenue from the sale of blower products, generating equipment and other general equipment is recognized at the time of the transfer of risks and rewards of ownership, which generally occurs when the goods are delivered to customers and the title passes.  The Company believes that the installation is not essential to the functionality of the equipment.  This is because the equipment is tested at the Company’s facilities before it is shipped and consequently, the equipment is completed and functional at the point that it is delivered to the customer.  Additionally, since the Company’s products generally are a smaller component of a large project, after delivery, the Company has no control over how the customer will use the delivered products and sometimes other companies are used to install the equipment purchased from us.  Finally, our customers do not have a contractual right to return products to the Company, and we historically have experienced virtually no returns.

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue represents the invoiced value of goods, net of the value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Revenue from “Turn-Key” construction projects is recognized using the percentage-of-completion method of accounting and therefore takes into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer or in accordance with paragraphs 62 and 65 of AICPA Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts."

Revenue from the rendering of maintenance services is recognized when such services are provided.

Provision is made for foreseeable losses as soon as they are anticipated by management.

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

Exchange Rates	9/30/2009	12/31/2008	9/30/2008
Period end RMB : US$ exchange rate	6.8376	6.8542	6.8551
Average period RMB : US$ exchange rate	6.8425	6.9622	6.9989

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

(v)	Warranty Expense Accruals

The Company reviews its actual warranty expenses incurred, relative to warranty expense accruals on an annual basis.  Based on the actual warranty expenses incurred, the Company evaluates the reasonableness of its estimates and may adjust the assumptions applied in making the warranty expense accruals.  If the estimated warranty expenses versus the actual expense are appreciably different, the Company will adjust the warranty expenses accordingly.  When developing warranty expense accruals, the Company considers improvements in its production processes, in-house technical expertise, and operational experiences. See also Note 13 – Warranty Liability.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets and FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

On July 1, 2009, FASB issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009.

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

3.	RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure banking facilities, which are comprised of loans and notes payables in addition to other collateral.

4.	NOTES RECEIVABLE

	September 30, 2009	December 31, 2008
Notes Receivable	$2,194	$-
Less : Allowance for Bad Debts	-	-
	$2,194	$-

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

5.	ACCOUNTS RECEIVABLE

	September 30, 2009	December 31, 2008

Total Accounts Receivable-Trade	$50,359,319	$44,619,549
Less : Allowance for Bad Debt	(2,517,966)	(3,132,693)
	$47,841,353	$41,486,856

Allowance for Bad Debts
Beginning Balance	$(3,132,693)	$(1,245,883)
Allowance Provided	(1,847,542)	(1,886,810)
Less : Bad Debt Written Off	2,462,269	-
Ending Balance	$(2,517,966)	$(3,132,693)

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

6.	INVENTORY

	September 30, 2009	December 31, 2008

Raw Materials	$5,668,848	$1,763,077
Work in Progress	14,544,293	4,065,249
Finished Goods	2,616,936	2,567,141
	$22,830,077	$8,395,467

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $113,102 and $189,516 as of September 30, 2009 and December 31, 2008, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts.  These advances are deducted from future sales commissions earned by these salespeople.  In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following: -

At September 30, 2009		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Buildings	$11039342	$8,286,936	$-	$19,326,278
Machinery & Equipment	1,893,105	11,661,714	1,904,723	$15,459,542
Furniture & Fixtures	367,972	15,483	-	$383,455
Auto	847,330	267,028	20,914	$1,135,272
Other	74,636	-	5,365	$80,001
	14,222,384	20,231,161	1,931,002	36,384,547
Less: Accumulated Depreciation
Buildings	(2,119,062)	(110,152)	-	$(2,229,214)
Machinery & Equipment	(767,064)	(2,067,025)	(199,815)	$(3,033,904)
Furniture & Fixtures	(266,086)	(5,437)	-	$(271,523)
Auto	(610,155)	(77,249)	(2,286)	$(689,690)
Other	(17,644)	-	(221)	$(17,867)
	(3,780,010)	(2,259,863)	(202,323)	(6,242,196)

Property, Plant, & Equipment, Net	$10,442,374	$17,971,298	$1,728,679	$30,142,351

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

At December 31, 2008		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Buildings	11,011,657	-	-	11,011,657
Machinery & Equipment	1,888,521	10,551,443	1,916,553	14,356,517
Furniture & Fixtures	362,007	13,781	-	375,788
Auto	776,312	260,951	-	1,037,263
Other	74,455	-	-	74,455
	14,112,952	10,826,175	1,916,553	26,855,680
Less: Accumulated Depreciation
Buildings	(1,874,508)	-	-	(1,874,508)
Machinery & Equipment	(632,150)	(1,260,420)	(32,125)	(1,924,695)
Furniture & Fixtures	(221,068)	(3,826)	-	(224,894)
Auto	(501,132)	(49,070)	-	(550,202)
Other	(6,830)	-	-	(6,830)
	(3,235,688)	(1,313,316)	(32,125)	(4,581,129)

Property, Plant, & Equipment, Net	$10,877,264	$9,512,859	$1,884,428	$22,274,551

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

9.	LAND USE RIGHTS

At September 30, 2009		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Land Use Rights	$2,199,244	$-	$10,499,195	$12,698,439
Less : Accumulated Amortization	(258,865)	-	(251,177)	(510,042)
Land Use Rights, Net	$1,940,379	$-	$10,248,018	$12,188,397

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

At December 31, 2008		Wuhan	Wuhan
	Wuhan	Generating	Xingelin
Category of Asset	Blower	Equipment	Equipment	Total
Land Use Rights	$2,117,709	$-	$10,473,768	$12,591,477
Less: Accumulated Amortization	(206,766)	-	(87,282)	(294,049)
Land Use Rights, Net	$1,910,943	$-	$10,386,486	$12,297,429

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

The parcel of land purchased in the asset acquisition and now carried on the books of Wuhan Xingelin Equipment is approximately 792,547 square feet (73,630.05 square meters).  The land will be used for Wuhan Xingelin Equipment’s office building, workshops, and dormitories.  The land use right will be amortized over 30 years.

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

The assets reported under construction in progress relate to various projects of our operating subsidiaries.  For Wuhan Blower, these projects include new workshops, parking area, dormitory, office building, testing facility and other miscellaneous items to be used for improvements in these projects.  The Company anticipates that the workshops and office building will be ready for use in the fourth quarter of 2009.  For Wuhan Generating, these projects include a new workshop and related materials, office building and the installation of equipment in the workshop.  The workshop was completed in the beginning of 2009.  The equipment to be installed will be ready for use in the fourth quarter of 2009, and the office building, which is currently under construction, will be ready for use by the end of 2010.  Finally, for Wuhan Xingelin, these projects relate to its new workshop and office building.  The Company expects the workshop to be ready for use by the end of 2009 and the office building, which is currently under construction, to be ready for use by the end of 2010.

Construction in Progress increased by approximately $20.4 million from December 31, 2007 to December 31, 2008.  Approximately $11.0 million of this increase was attributable to the acquisition of construction in progress accounts related to the purchase of Wuhan Xingelin in 2008.  Approximately $7.2 million was attributable to investments in the turbine facility of Wuhan Generating.  Also, during this same period, certain assets that were completed and put into use were moved from the construction in progress account to the property, plant and equipment account.

The reclassification of inventory related to the Huangli Project was a correction of a classification error.  There was no impact on the Company’s income statement from the correction of this error.  The reclassification caused a decrease in construction in progress and a corresponding increase in the inventory accounts.  The related total of current assets increased while the total of non-current assets decreased.  Total assets remained unchanged.

The following table details the assets that are accounted for in the Construction-in-Progress account at September 30, 2009 and December 31, 2008:

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

		At	At
		September 30,	December 31,
Subsidiary	Description	2009	2008
Wuhan Blower	Blower Workshop	$691,131	$631,839
Wuhan Blower	Bus Parking	4,388	4,377
Wuhan Blower	Dormitory	20,475	20,425
Wuhan Blower	Equipment Requiring Installation	439,964	-
Wuhan Blower	Landscaping	123,409	4,934
Wuhan Blower	Office Building	523,810	471,959
Wuhan Blower	Other	392,483	391,533
Wuhan Blower	Security System	293	292
Wuhan Blower	Street	585	584
Wuhan Blower	Testing Facility	11,408	11,380
Wuhan Blower	Wall	321,246	320,468
Wuhan Blower	Warehouse	33,599	33,518
Wuhan Blower	Badminton courts	24,129	-
Wuhan Generating	Capitalized Interest	11,884	131,622
Wuhan Generating	Equipment Requiring Installation	2,641,557	3,374,825
Wuhan Generating	Generating Workshop	9,220	5,745,581
Wuhan Generating	Generating Workshop-Materials	-	4,481,922
Wuhan Generating	Generating Office Building	3,427,699	3,346,449
Wuhan Generating	Miscellaneous	190	259
Wuhan Generating	Shipping Costs	-	10,213
Wuhan Generating	Huangli Project	3,438	-
Wuhan Xingelin	Landscaping	146,271	145,917
Wuhan Xingelin	Workshop	4,849,304	4,837,559
Wuhan Xingelin	Office Building	5,526,572	5,289,083
Wuhan Xingelin	Utility Systems Setup	1,023,751	1,021,272
		$20,226,806	$30,276,011

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	September 30, 2009	December 31, 2008

Category of Asset
Trademarks	$106,031	$145,896
Mitsubishi License	302,870	335,980
Tianyu CAD License	3,958	4,450
Sunway CAD License	16,820	16,778
Microsoft License	12,221	13,934
	$441,900	$517,038

Less: Accumulated Amortization
Trademarks	$(39,675)	$(32,827)
Mitsubishi License	(133,160)	(113,599)
Tianyu CAD License	(1,647)	(1,391)
Sunway CAD License	(2,205)	(1,119)
Microsoft License	(5,317)	(4,528)
	$(182,004)	$(153,464)

Intangible Assets, Net	$259,896	$363,574

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

The weighted average amortization period for the Company’s intangible assets at September 30, 2009 and December 31, 2008 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at September 30, 2009 and December 31, 2008, for the Company’s bank loans and notes payable.

Short–term Loans				Interest	At	At
				Rate Per	September 30,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2009	2008
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/20/2009	8.96%	$-	$729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/22/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/25/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/27/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/29/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/4/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/23/2009	8.96%	-	583,584
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/26/2009	8.96%		1,167,168
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/24/2009	8.96%		1,167,168
Wuhan Blower	Bank Loans	Wuhan Kangfuman Consulting Company	On Demand	-	292,500	-
Wuhan Blower	Bank Loans	Wuhan Jiangan Huachuang Loan Company	On Demand	19.20%	2,660,729	-
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	731,251	-
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	877,501	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/13/2010	5.84%	2,925,003	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/28/2010	5.84%	3,656,254	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	731,251	-
Wuhan Blower	Bank Loans	Bank of China, Ltd.	3/12/2010	5.40%	804,375	-
Subtotal					$12,678,864	$7,294,797

Wuhan Blower	Notes Payable	China Minsheng Banking Corp., Ltd.	1/22/2009		-	1,458,959
Wuhan Blower	Notes Payable	Citic Industrial Bank	3/27/2009		-	3,647,399
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		-	1,313,064
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	3/2/2009		-	1,750,751
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		-	1,313,064
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/10/2009		-	579,760
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/18/2009		-	744,070
Wuhan Blower	Notes Payable	Wuhan Pinghu materials Company	12/2/2009		548,438	-
Wuhan Blower	Notes Payable	Wuhan Zhongxingshimao materials Company	12/4/2009		305,827	-
Wuhan Blower	Notes Payable	Bank of Communications	12/10/2009		4,095,004	-
Wuhan Blower	Notes Payable	Wuhan Pinghu materials Company	1/24/2010		892,126	-
Subtotal					$5,841,395	$10,807,067

Wuhan Generating	Bank Loans	Citic Industrial Bank	3/2/2009	8.22%	-	2,917,919
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	1/7/2009	7.47%	-	1,458,959
Subtotal					$-	$4,376,878

Wuhan Generating	Notes Payable	Bank of Communications	6/26/2009			2,480,231
Wuhan Generating	Notes Payable	Bank of Communications	1/15/2009		-	1,458,959
Wuhan Generating	Notes Payable	Bank of Communications	1/16/2009		-	4,376,878
Wuhan Generating	Notes Payable	Bank of Communications	6/24/2009		-	4,376,878
Wuhan Generating	Notes Payable	Wuhan Fuxintai Trade Company	1/22/2010		5,850,006	-
Wuhan Generating	Notes Payable	Bank of Communications	12/16/2009		6,873,757	-
Subtotal					$12,723,763	$12,692,947
Total					$31,244,022	$35,171,690

Long-term Loans
Wuhan Generating	Long Term Loan	Bank of Communications	12/23/2010	5.67%	1,462,501	1,458,959
Wuhan Generating	Long Term Loan	Bank of Communications	1/15/2011	5.40%	1,462,501	-

Total					$2,925,002	$1,458,959

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

Banking facilities extended by the Bank of Communication, Guangdong Development Bank and Agricultural Bank of China were secured by the Company’s mortgage of real property.

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

The following table summarizes the activity related to the Company’s product warranty liability for the nine months ended September 30, 2009 and the year ended December 31, 2008: -

	September 30, 2009	December 31, 2008
Balance at beginning of period	$1,154,613	$1,541,771
Accruals for current & pre-existing warranties issued during period	482,346	469,586
Less : Settlements made during period	-	(60,291)
Less: Reversals and warranty expirations	-	(796,453)
Balance at end of period	$1,636,959	$1,154,613

14.	CAPITALIZATION

The following table provides the total number of shares of fully diluted common stock as of September 30, 2009:

Number of Shares
Common Stock Outstanding	25,351,950
Common Stock Issuable upon:
- Conversion of Preferred Stock	12,595,531
- Exercise of Warrants	12,265,993
- Exercise of Stock Options	80,000
Total Amount of Fully Diluted Common Stock	50,293,474

Penalty Shares

Certain investors were issued shares of common stock as a penalty for the Company’s failure to achieve listing status on NASDAQ by a predetermined date, which was a term stipulated in the Stock Purchase Agreement dated February 7, 2007.  During the nine months ended September 30, 2009, certain investors were awarded an aggregate of 529,787 shares of common stock.  The Company recorded expenses to its statements of income for the issuance of these shares totaling $1,153,439.  The Company used a stock price of $2.30 to compute the expense.

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

We used three methods to derive the fair value of the shares issued as a penalty and the valuation is a blend of the values derived from these three methods on the specified dates: comparative valuation, stock price trading and analysis and discounted future earnings.  To arrive at the fair value of these shares, we have taken the following into consideration: the share price of similar companies, price-earnings ratio, average daily volume, closing price, trading volume, hypothetical block sales price, future growth rate and discount rate.

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock is convertible into shares of the Company’s common stock on a one-for-one basis.  Holders of Series A Convertible Preferred Stock are not required to pay a conversion price or any other consideration in order to convert their Series A Convertible Preferred Stock into common stock, and such holders are entitled to a dividend equal to 5% per annum of the amount invested, subject to adjustment. These dividends are payable quarterly.  The Company must pay any unpaid dividends on our Series A Convertible Preferred Stock before paying dividends on our common stock.  Except with respect to specified transactions that may affect our Series A Convertible Preferred Stock and except as otherwise required by Nevada law, the Series A Convertible Preferred Stock has no voting rights.  In the event of our liquidation, the holders of our Series A Convertible Preferred Stock shall be entitled to receive, out of our assets available for distribution to stockholders, an amount equal to $2.33 per share plus any accrued and unpaid dividends before any payment can be made to the holders of our common stock.  As of September 30, 2009, there were 6,241,453 outstanding shares of Series A Convertible Preferred Stock.

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock ranks senior to the Company’s common stock and junior to the Company’s Series A Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are convertible on a one-for-one basis into shares of the Company’s common stock.  Except with respect to specified transactions that may affect the rights, preferences, privileges or voting power of the Series B Convertible Preferred Stock and except as otherwise required by Nevada law, the Series B Convertible Preferred Stock has no voting rights.  The Series B Convertible Preferred Stock is non-redeemable and is not entitled to dividends.  As of September 30, 2009, there were 6,354,078 outstanding shares of Series B Convertible Preferred Stock.

Warrants

Our outstanding Series A warrants are exercisable for an aggregate of 6,172,531 shares of common stock as of September 30, 2009. The Series A Warrants have an exercise price of $2.57 per share and expire on February 7, 2012.

Our outstanding Series B Warrants are exercisable for an aggregate of 3,821,446 shares of common stock as of September 30, 2009. The Series B Warrants have an exercise price of $2.57 and expire on February 7, 2012.

The Series J Warrants expired on November 7, 2008.

The Series C, AA, BB and JJ Warrants relate to the Series A Convertible Preferred Stock, Series A Warrants, Series B Warrants and Series J Warrants, respectively. The exercise prices of the Series C, AA, BB and JJ Warrants are $2.57, $2.83, $2.83 and $2.57, respectively. The Series C, AA, BB and JJ Warrants expire on February 7, 2017.  As of September 30, 2009, our outstanding Series C, AA, BB and JJ Warrants were exercisable for  635,710, 617,253, 382,145 and 636,908 shares of common stock, respectively.

Prior to February 7, 2009, the terms of the Company’s outstanding Series A Convertible Preferred Stock and warrants provided for a downward adjustment in the conversion and exercise price in the event that the Company issues shares of common stock or securities convertible into common stock for consideration less than the conversion or exercise price of these previously issued securities.  This anti-dilution provision expired on February 7, 2009, which was two years after the date of issuance of such securities.

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

15.	COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered Paid-in capital.  The Company had future unfunded commitments, as provided below.

	September 30, 2009	December 31, 2008
Registered Capital in PRC	$35,982,303	$43,826,004
50% maximum thereof	17,991,152	21,913,001
Less: Amounts Appropriated to Statutory Reserve	(4,478,066)	(3,271,511)
Unfunded Commitment	$13,513,086	$18,641,490

16.	INCOME TAXES

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

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25%.  As a business incentive, the Company was approved as a foreign investment enterprise in March 2007, and in accordance with the relevant regulations regarding the favorable tax treatment for a foreign investment enterprise, the Company was entitled to a two-year tax exemption followed by a three-year half exemption.  For the years ended December 31, 2008 and 2007, the Company was still within the two year tax exemption period, and accordingly, made no provision for income taxes.  The Company’s operating subsidiaries expect to be subject to a 15% income tax rate for the fiscal year 2009, starting January 1, 2009.

Effective January 1, 2008, the PRC income tax rules were changed.  The PRC government implemented a new 25% tax rate for all enterprises whether domestic or foreign enterprise, and abolished the tax holiday.   However, the PRC government has established grandfathering transition rules that permit enterprises that had received an income tax exemption prior to January 1, 2008 to continue to enjoy the exemption until the original expiration date.

The provision for income taxes in the PRC for China sourced net income amounted to $1,085,866 and $0 for the the nine-month periods ended September 30, 2009 and 2008, respectively.

Income before taxes and the provision for taxes consisted of the following:

	September 30, 2009	September 30, 2008

Income before taxes:
U.S.	$0	$0
China	5,226,105	14,892,519
Total income before taxes	5,226,105	14,892,519

Provision for taxes:
Current:
U.S. Federal	0	0
State	0	0
China	1,085,866	0
	1,085,866	0

Deferred:
U.S. Federal	0	0
China	493,300	0
	493,300	0
Total provision for taxes	$592,566	$-
Effective tax rate	20.78%	N/A

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008

Deferred tax assets
Bad debt expense & Accrual expense	$493,300	$0
	493,300	0
Valuation allowance	0	0
Total deferred tax assets	493,300	0
Deferred tax liabilities
Total deferred tax liabilities	0	0
Net deferred tax assets	493,300	0
Reported as:
Current deferred tax assets	493,300	0
Non-current deferred tax assets(1)	0	0
Non-current deferred tax liabilities	0	0
Net deferred taxes	$493,300	$0

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	three months	three months	nine months	nine months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net Income	$3,006,848	$4,629,523	$4,140,236	$14,892,519
Preferred Dividends	183,276	215,829	543,363	733,289
Series A Constructive Preferred Dividend	-	-	-	-
Series B Constructive Preferred Dividend	-	3,027,542	-	3,027,542
Constructive Preferred Dividends
Income Available to Common Stockholders	$2,823,572	$1,386,152	$3,596,873	$11,131,688

Original Shares	24,752,802	22,857,711	24,752,802	19,712,446
-Addition to Common Stock from Issuance	-	90,207	-	299,156
-Addition to Common Stock from Actual Conversion	533,100	2,982,619	260,315	1,895,828
Basic Weighted Average Shares Outstanding	25,285,902	25,930,537	25,013,117	21,907,429

Dilutive Shares:
-Addition to Common Stock if Preferred Stock Had Been Converted	12,595,531	8,413,944	12,595,531	7,371,588
-Addition to Common Stock if Warrants Had Been Exercised	715,363	13,113,043	1,253,881	16,083,880
-Addition to Common Stock if Employee & Director Stock Options Had Been Exercised	-	-	-	2,464
Diluted Weighted Average Shares Outstanding:	39,135,314	47,457,524	38,324,011	45,365,361

Earni ngs Per Share
-Basic	$0.11	$0.05	$0.14	$0.51
-Diluted	$0.08	$0.03	$0.09	$0.33
Weighted Average Shares Outstanding
-Basic	25,285,902	25,930,537	25,013,117	21,907,429
-Diluted	39,135,314	47,457,524	38,324,011	45,365,361

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

18.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating Equipment, and Wuhan Xingelin Equipment.  Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers.  Wuhan Generating Equipment is primarily engaged in the design, manufacture, installation, and service of power generating equipment.  Wuhan Xingelin Equipment is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.  Below is a presentation of the Company’s results of operations for the nine months ended September 30, 2009 and 2008 and financial position at September 30, 2009 and December 31, 2008 for the Company’s operating subsidiaries. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

The amounts carried in the column for the Company, UFG and adjustments reflect the corporate expenses of the Company and its wholly owned subsidiary, Universe Faith Group Limited, which has no operations and only serves to hold the Company’s operating subsidiaries.  These corporate expenses include the costs associated with being a U.S. public company, including professional fees and fees related to corporate compliance.  The majority of the costs are directly a result of the Company being a U.S. public company.  The Company believes that these costs are not costs which are directly attributable to the operations of our operating segments and thus any allocation of these costs would be discretionary and may misrepresent the performance of our operating segments.

Results of Operations		Wuhan	Wuhan	Company,
For the nine months ended	Wuhan	Generating	Xingelin	UFG,
September 30, 2009	Blower	Equipment	Equipment	Adjustments	Total
Sales	$32,272,712	$27,370,131	$306,501	$-	$59,949,344
Cost of Sales	23,652,193	21,342,999	217,940	-	45,213,132
Gross Profit	8,620,519	6,027,132	88,561	-	14,736,212

Operating Expenses	4,503,343	635,582	404,770	813,949	6,357,644

Other Income (Expenses)	(1,367,255)	(508,399)	(122,345)	(1,154,467)	(3,152,466)

Earnings before Tax	2,749,921	4,883,151	(438,554)	(1,968,416)	5,226,102

Tax	509,316	576,550	-	-	1,085,866

Net Income	$2,240,605	$4,306,601	$(438,554)	$(1,968,416)	$4,140,236

Results of Operations		Wuhan	Wuhan	Company,
For the nine months ended	Wuhan	Generating	Xingelin	UFG,
September 30, 2008	Blower	Equipment	Equipment	Adjustments	Total
Sales	$44,235,650	$46,346,041	$-	$-	$90,581,691
Cost of Sales	30,299,630	32,632,500	-	-	62,932,130
Gross Profit	13,936,020	13,713,541	-	-	27,649,561

Operating Expenses	4,905,937	2,720,031	-	1,753,210	9,379,177

Other Income (Expenses)	(1,325,421)	(704,416)	-	(1,348,028	(3,377,865)

Earnings before Tax	7,704,662	10,289,094	-	(3,101,238	14,892,519

Tax	-	-	-	-	-

Net Income	$7,704,662	$10,289,094	$-	$(1,277,587)	$14,892,519

Financial Position		Wuhan	Wuhan	Company,
At	Wuhan	Generating	Xingelin	UFG,
September 30, 2009	Blower	Equipment	Equipment	Adjustments	Total
Current Assets	71,402,394	57,834,851	1,688,583	(32,799,537)	98,126,291
Non Current Assets	48,257,708	24,065,286	23,522,595	(31,925,091)	63,920,498
Total Assets	119,660,102	81,900,137	25,211,178	(64,724,628)	162,046,789

Current Liabilities	42,545,736	45,794,866	1,199,718	(28,819,140)	60,721,180
Non Current Liabilities	-	2,925,002	-	-	2,925,002
Total Liabilities	42,545,736	48,719,868	1,199,718	(28,819,140)	63,646,182

Net Assets	77,114,366	33,180,269	24,011,460	(35,905,488)	98,400,607

Total Liabilities & Net Assets	119,660,102	81,900,137	25,211,178	(64,724,628)	162,046,789

Wuhan General Group (China), Inc.
Notes to Financial Statements
(Stated in US Dollars)

Financial Position		Wuhan	Wuhan	Company,
At	Wuhan	Generating	Xingelin	UFG,
December 31, 2008	Blower	Equipment	Equipment	Adjustments	Total
Current Assets	$64,326,040	$45,962,779	$1,293,482	$(22,821,873)	$88,760,428
Non Current Assets	47,991,237	26,603,732	23,564,745	(31,847,772)	66,311,941
Total Assets	$112,317,277	$72,566,511	$24,858,227	$(54,669,645)	$155,072,369

Current Liabilities	$37,626,456	$42,306,895	$467,114	$(20,376,495)	$60,023,970
Total Liabilities	37,626,456	43,765,854	467,114	(20,376,495)	61,482,930

Net Assets	74,690,771	28,800,657	24,391,113	(34,293,150)	93,589,439

Total Liabilities & Net Assets	$112,317,277	$72,566,511	$24,858,227	$(54,669,645)	$155,072,369

19.	STOCK COMPENSATION EXPENSE

On November 30, 2007, the Company’s Board of Directors adopted the Wuhan General Group (China), Inc. 2007 Stock Option Plan (the “Plan”).  The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 3,000,000 shares.  The Company’s employees, directors, and service providers are eligible to participate in the Plan.

For the nine months ended September 30, 2009, the Company recorded $0 of stock compensation expense.  No options were issued for the nine month ended September 30, 2009.  All previously issued options have fully vested, and as such no additional expense was recorded.

The range of the exercise prices of all the stock options outstanding at September 30, 2009 is shown in the following table:

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

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets of Wuhan General Group (China), Inc. (the “Company”) as of September 30, 2009 and December 31, 2008, and the related statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP

South San Francisco, California	Samuel H. Wong & Co., LLP
October 24, 2009	Certified Public Accountants

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this report includes some statements that are not purely historical fact and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, available liquidity, ability to refinance outstanding debt, ability to collect on our accounts receivable, completion of our turbine manufacturing facility on our main Wuhan campus and workshop and related facilities of Wuhan Xingelin Machinery Equipment Manufacturing Co., Ltd. , the development of our new industrial parts and machinery equipment business and growth of our businesses.  The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	vulnerability of our business to general economic downturn;
•	our ability to obtain financing on favorable terms;
•	our ability to comply with the covenants and other terms of our loan agreements with Standard Chartered Bank (China) Limited, Guangzhou Branch;
•	establishing our new business segment relating to industrial parts and machinery equipment;
•	operating in the PRC generally and the potential for changes in the laws of the PRC that affect our operations including tax law;
•	remediating material weaknesses in our internal control over financial reporting;
•	our failure to meet or timely meet contractual performance standards and schedules;
•	our dependence on the steel and iron markets;
•	exposure to product liability and defect claims;
•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;
•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and
•	the other factors referenced in this report.

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the three and nine month periods ended September 30, 2009 and 2008.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Sales. Sales decreased $9.2 million, or 27.2%, to $24.7 million for the three months ended September 30, 2009 from $34.0 million for the same period in 2008.  The decrease in sales was primarily due to a delay in the equipment replacement cycle within China’s steel manufacturing companies which resulted in fewer sales in 2009 and capital expenditure restrictions on our power plant customers due to the global economic crisis.

Cost of Sales. Our cost of sales decreased $6.1 million, or 25.4%, to $17.9 million for the three months ended September 30, 2009 from $23.9 million during the same period in 2008.  This decrease was due to the significant decrease in sales of $3.4 million due to lower demand from steel companies and a decrease in sales of $2.6 million in our turbine business.

Gross Profit. Our gross profit decreased $3.2 million, or 31.5%, to $6.9 million for the three months ended September 30, 2009 from $10.0 million for the same period in 2008.  Gross profit as a percentage of sales was 27.8% for the three months ended September 30, 2009 compared to 29.5% during the same period in 2008.  The decline in gross profit is primarily driven by the decrease in sale price of our turbine products, which decreased about 3% due to increased competition.

Selling Expenses. Our selling expenses for the three months ended September 30, 2009 decreased approximately $75,000, or 9.0%, to approximately $760,000 from approximately $835,000 for the same period in 2008.  As a percentage of sales, selling expenses were 3.1% for the three months ended September 30, 2009 compared to 2.5% for the same period in 2008.  This increase as a percentage of sales was primarily attributable to the lower economies of scale as a result of the significant decrease in sales.

General and Administrative Expenses. Our general and administrative expenses decreased approximately $649,000, or 30.7%, to $1.5 million for the three months ended September 30, 2009 from approximately $2.1 million for the same period in 2008.  As a percentage of sales, general and administrative expenses were 5.9% for the three months ended September 30, 2009 compared to 6.2% for the same period in 2008.  This decrease as a percentage of sales was primarily attributable to more aggressive measures implemented to control costs.

Warranty Expense.  Our warranty expense increased to approximately $179,000 for the three months ended September 30, 2009 from approximately $90,000 for the same period in 2008.  This increase was primarily due to increased repair costs associated with the warranty for our blower products.  As a percentage of sales, warranty expense was 0.7% for the three months ended September 30, 2009 compared to 0.3% for the same period in 2008.

Operating Income. Our operating income decreased $2.5 million, or 36.1%, to $4.5 million for the three months ended September 30, 2009 from $7.0 million for the same period in 2008.  As a percentage of sales, operating income was 18.1% for the three months ended September 30, 2009 compared to 20.6% for the same period in 2008.  This decrease as a percentage of sales was primarily attributable to the lower economies of scale as a result of the significant decrease in sales and the reasons mentioned above.

Interest Income.  Our interest income was approximately $289,000 for the three months ended September 30, 2009, which is consistent with that for the same period in 2008.

Other Income (Expenses). Our other income increased to approximately $118,000 for the three months ended September 30, 2009 from approximately $(1,375,000) for the same period in 2008.

Interest Expense. Our interest expense was approximately $1.3 million for the three months ended September 30, 2009, which is consistent with that for the same period in 2008.  As a percentage of sales, interest expense was 5.2% for the three months ended September 30, 2009 and 3.7% for the same period in 2008.

Income Taxes. The Company’s income tax liability was approximately $586,000 for the three months ended September 30, 2009 compared to $0 for the same period in 2008.  This increase resulted from the expiration of the Company’s PRC tax holiday on December 31, 2008.

Net Income. Net income decreased $1.6 million, or 35.1%, to $3.0 million during the three months ended September 30, 2009 from $4.6 million during the same period in 2008, as a result of the factors described above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Sales. Sales decreased $30.6 million, or 33.8%, to $59.9 million for the nine months ended September 30, 2009 from $90.6 million for the same period in 2008.  Total sales for the nine months ended September 30, 2009 consisted of $32.3 million from our blower business, $27.4 million from our turbine business and approximately $307,000 from our industrial parts and equipment manufacturing business. The decrease in sales was primarily due to a delay in the equipment replacement cycle within China’s steel manufacturing companies which resulted in fewer sales in 2009 and capital expenditure restrictions on our power plant customers due to the global economic crisis.

Cost of Sales. Our cost of sales decreased $17.7 million, or 28.2%, to $45.2 million for the nine months ended September 30, 2009 from $62.9 million during the same period in 2008. Total cost of sales for the nine months ended September 30, 2009 consisted of $23.7 million from our blower business, $21.3 million from our turbine business and approximately $218,000 from our industrial parts and equipment manufacturing business.   This decrease was due to the significant decrease in sales of $6.6 million due to lower demand from steel companies and a decrease in sales of $11.3 million in our turbine business.

Gross Profit. Our gross profit decreased $12.9 million, or 46.7%, to $14.7 million for the nine months ended September 30, 2009 from $27.6 million for the same period in 2008.  Gross profit as a percentage of sales was 24.6% for the nine months ended September 30, 2009 compared to 30.5% during the same period in 2008.  Our gross profit for the nine months ended September 30, 2009 consisted of $8.6 million from our blower business, $6.0 million from our turbine business and approximately $89,000 from our industrial parts and equipment manufacturing business.   The decline in gross profit is primarily driven by the decreased sales price of our turbine products, which decreased about 7.6% due to increased competition, and the sales price of our blower products, which decreased approximately 4.8% due to low demand from steel and power companies.

Selling Expenses. Our selling expenses for the nine months ended September 30, 2009 decreased approximately $650,000, or 30.5%, to approximately $1.5 million for the nine months ended September 30, 2009 from approximately $2.1 million for the same period in 2008.  As a percentage of sales, selling expenses were 2.5% for the nine months ended September 30, 2009 which is consistent with that for the same period in 2008.

General and Administrative Expenses. Our general and administrative expenses decreased approximately $2.2 million, or 33.4%, to $4.4 million for the nine months ended September 30, 2009 from approximately $6.6 million for the same period in 2008.  This decrease reflected lower costs associated with decreased sales activities, including approximately $830,000 attributable to lower administrative costs from our turbine business, approximately $250,000 attributable to lower administrative costs from our blower business and approximately $330,000 attributable to decreased, consulting and legal expenses related to capital market activities.  As a percentage of sales, general and administrative expenses were 7.3% for the nine months ended September 30, 2009, which is consistent with that for the same period in 2008.

Warranty Expense.  Our warranty expense decreased to approximately $482,000 for the nine months ended September 30, 2009 from approximately $647,000 for the same period in 2008.  This decrease was primarily due to decreased repair costs associated with the warranty for our blower products.  As a percentage of sales, warranty expense was 0.8% for the nine months ended September 30, 2009 compared to 0.7% for the same period in 2008.

Operating Income. Our operating income decreased $9.9 million, or 54.1%, to $8.4 million for the nine months ended September 30, 2009 from $18.3 million for the same period in 2008.  As a percentage of sales, operating income was 14.0% for the nine months ended September 30, 2009 compared to 20.2% for the same period in 2008.  This decrease as a percentage of sales was primarily attributable to the lower economies of scale as a result of the significant decrease in sales and the reasons mentioned above.

Interest Income.  Our interest income decreased to approximately $494,000 for the nine months ended September 30, 2009 from approximately $637,000 for the same period in 2008.  This decrease was due to a decrease in bank deposit interest rates and decreased average bank deposit balance.

Other Income (Expenses). Our other income increased to approximately income of $80,000 for the nine months ended September 30, 2009 from approximately $(1.5) million for the same period in 2008.

Interest Expense. Our interest expense was approximately $2.6 million for the nine months ended September 30, 2009, which was consistent with that for the same period in 2008.

Income Taxes. The Company’s income tax liability was approximately $1.1 million for the nine months ended September 30, 2009 compared to $0 for the same period in 2008.  This increase resulted from the expiration of the Company’s PRC tax holiday on December 31, 2008.

Net Income. Net income decreased $10.8 million, or 72.2%, to $4.1 million during the nine months ended September 30, 2009 from $14.9 million during the same period in 2008, as a result of the factors described above.  In addition, there was $1.2 million stock penalty for late listing on NASDAQ during the nine months ended September 30, 2009 that also contributed to the decrease in net income.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities and the development of our new industrial parts and machinery equipment business.   We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions.  As of September 30, 2009, we had cash and cash equivalents of $8.4 million, including restricted cash of $7.5 million.

As discussed above, for the nine months ended September 30, 2009, our sales decreased 33.8% compared to the same period in 2008.  This decrease in sales was primarily due to a delay in the equipment replacement cycle within China’s steel manufacturing companies which resulted in fewer sales and capital expenditure restrictions on our power plant customers due to the global economic crisis.  For many of the same reasons, we also have experienced significant delays in receiving payments from our customers.  As discussed in more detail below, the number of days sales were outstanding increased 112 days at September 30, 2009, compared to September 30, 2008.  The combination of these factors resulted in our income from operations being insufficient to meet our working capital needs.  At the same time, banks tightened their lending policies as a result of the turmoil in the credit markets.  This required us to use bridge loans to finance our working capital needs during this period.

On November 11, 2009, we closed a new loan facility with Standard Chartered Bank (China) Limited, Guangzhou Branch; this loan facility provides up to RMB 303,100,000 (approximately $44.4 million) in senior secured debt financing.  As described in more detail below, once we fulfill certain conditions required to receive funding under the loan facility, we will use the proceeds to repay our existing bank loans and notes and fund our ongoing construction projects.  This should allow us to use our operating income to fund our working capital needs.

The majority of our customers pay us in installments at various stages of project completion. The percentage of the purchase price due at the various stages varies somewhat between contracts. In our standard sales contract, we receive 60% of the purchase price of a piece of equipment at the time of delivery. Alternatively, some sales contracts provide for 15% due upon signing and 45% due upon delivery. We generally receive an additional 30% of the purchase price when the equipment is installed and runs without problem for 72 hours. However, since our equipment is generally a component of a larger project, there are times that customers do not allow us to install the equipment immediately upon delivery. We generally receive the final 10% at 18 months following the installation. Although the payment terms in our standard sales contract result in a long payment cycle, we believe our payment terms are typical in our industry in China. Nonetheless, we are seeking more aggressive payment schedules on new sales contracts in order to improve our liquidity position.

At September 30, 2009, we had $47.8 million in accounts receivable, compared to $41.5 million at December 31, 2008.  In order to manage this increase in accounts receivable, we have employed additional resources in collecting on outstanding accounts receivable and have aligned more closely sales commissions with the collection on sales. The accounts receivable balance increased by $6.4 million, with a corresponding increase in days sales outstanding of 112 days, at September 30, 2009 compared to September 30, 2008.   This increase resulted primarily from delayed payments from our major customers.  Our major customers, particularly state-owned steel companies and power generating companies, delayed their payments to the Company due to the economic slow down and the resulting restrictions on their cash.  This resulted in a significant increase in days sales outstanding for our accounts receivable.  In addition, most of our major customers demanded lower prepayments and progress billings and longer payment terms.  All of these negatively affected the Company’s operating cash flow.

At September 30, 2009, we had $1.3 million in other receivables, which is a decrease of approximately $0.4 million compared to the balance at December 31, 2008.

We also had advances to suppliers of $15.9 million at September 30, 2009, which decreased by $4.4 million compared to the balance at December 31, 2008.  The decrease was mainly due to significant payments made at the end of 2008 to suppliers for electrical power generators and raw materials.  We typically need to place a deposit in advance with our suppliers on a portion of the purchase price, and for some suppliers, we must maintain a deposit for future orders. We generally ask for a certain amount of deposit from customers before we begin a new project.

We had inventory turnover of 2.9 times and 5.3 times for the nine months ended September 30, 2009 and September 30, 2008, respectively.  Inventory increased $3.9 million in raw materials, $10.5 million in work in progress and $49,795 in finished goods for the nine months ended September 30, 2009.  The raw materials increase resulted from the Company’s effort to increase desired stock levels to take advantage of decreased steel price during 2009 and to increase production level.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts and the general condition of the industry.  Pursuant to the Company’s accounting policies, the allowance for doubtful accounts is determined by applying a rate of five percent on outstanding accounts receivables.  Bad debts are charged against the allowance when outstanding accounts receivables have been determined to be uncollectible.  Due to the difficulty in assessing future trends and the global economic downturn,  we could be required to increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible, our cash flow and results of operations are negatively impacted.

Net cash used in operating activities for the three months ended September 30, 2009 was approximately $5.6 million, as compared to approximately $1.4 million provided in the same period in 2008. This change was primarily due to a decrease in net operating income coupled with an increase in receivables with a relatively long collection period and increased advances to suppliers, but partially offset by an increase in customer deposits.

Net cash used in investing activities for the three months ended September 30, 2009 was approximately $1.8 million, as compared to approximately $7.2 million used in the same period in 2008.  This change was mainly a result of a decrease in restricted cash.

Net cash provided by financing activities for the three months ended September 30, 2009 was approximately $6.1 million, as compared to approximately $14.8 million provided in the same period in 2008.  This change was primarily due to the proceeds raised from the exercise of warrants by investors in 2008.

We intend to expend a significant amount of capital to complete our facilities and the installation of equipment and to make deposits for performance bonds for new projects that we have obtained.   In light of the Company’s new credit facility with Standard Chartered Bank, which is discussed below, the Company believes that its currently available working capital, combined with cash from operations and bank financing, should be adequate to sustain operations at current levels through at least the next 12 months.  For our long-term strategic growth, the Company will continue to rely upon debt and capital markets for any necessary long-term funding not provided by operating cash flows.  Funding decisions will be guided by our capital structure planning objectives. The primary objectives of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense.

Bank Loans Generally

As of September 30, 2009, we had banking facilities in the form of bank loans and loan facilities from other non-bank entities totaling approximately $34.2 million (based on an exchange rate of 6.8376 RMB per 1 U.S. dollar).  Information regarding these loans is set forth below in US $.

Short–term Loans				Interest	At
				Rate Per	September 30,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2009
Wuhan Blower	Bank Loans	Wuhan Kangfuman Consulting Company	On Demand	-	292,500
Wuhan Blower	Bank Loans	Wuhan Jiangan Huachuang Loan Company	On Demand	19.20%	2,660,729
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	731,251
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	877,501
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/13/2010	5.84%	2,925,003
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/28/2010	5.84%	3,656,254
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	731,251
Wuhan Blower	Bank Loans	Bank of China, Ltd.	3/12/2010	5.40%	804,375
Subtotal					$12,678,864

Wuhan Blower	Notes Payable	Wuhan Pinghu Materials Company	12/2/2009	—	548,438
Wuhan Blower	Notes Payable	Wuhan Zhongxingshimao Materials Company	12/4/2009	—	305,827
Wuhan Blower	Notes Payable	Bank of Communications	12/10/2009	—	4,095,004
Wuhan Blower	Notes Payable	Wuhan Pinghu Materials Company	1/24/2010	—	892,126
Subtotal					$5,841,395

Wuhan Generating	Notes Payable	Wuhan Fuxintai Trade Company	1/22/2010	—	5,850,006
Wuhan Generating	Notes Payable	Bank of Communications	12/16/2009	—	6,873,757
Subtotal					$12,723,763
Total					$31,244,022

Long-term Loans
Wuhan Generating	Long Term Loan	Bank of Communications	12/23/2010	5.67%	1,462,501
Wuhan Generating	Long Term Loan	Bank of Communications	1/15/2011	5.40%	1,462,501
Total					$2,925,002

We plan to either repay this debt as it matures or refinance this debt with other debt.  Our subsidiary, Wuhan Blower, recently financed up to RMB 303,100,000 (approximately $44.4 million) in the form of a bank loan to be used to repay our current bank debt, purchase equipment for Wuhan Generating and complete the capital expenditure investments of Wuhan Xingelin.  Since funding will be available to Wuhan Generating to complete its construction projects, the Company can use the funds generated from operations for working capital.

Loan Facility with Standard Chartered Bank

On November 11, 2009, Wuhan Blower, Wuhan Generating and Wuhan Xingelin (collectively, the “Borrowers”) entered into a Loan Agreement with Standard Chartered Bank (China) Limited, Guangzhou Branch (the “Standard Chartered”).  The Loan Agreement provides for a loan facility totaling RMB 303,100,000 (approximately $44.4 million) in senior secured debt financing consisting of a term loan facility for up to RMB 211,600,000 (approximately $31.0 million) (the “Tranche A Loan”) and a term loan facility for up to RMB 91,500,000 (approximately $13.4 million) (the “Tranche B Loan,” together with the Tranche A Loan, the “Loans”).  The Tranche A Loan will be used primarily to repay the existing bank debts of Wuhan Blower and Wuhan Generating and to purchase equipment for Wuhan Generating.  The Tranche B Loan will be used primarily to facilitate the capital expenditure investments of Wuhan Xingelin.

The obligations under the Loan Agreement are guaranteed by the Company, Universe Faith Group Limited and Mr. Xu Jie personally.  Each of the guarantors also is a party to the Loan Agreement.

Both the Tranche A Loan and the Tranche B Loan will mature on the third anniversary of the date of the first drawdown under the Tranche A Loan, subject to an extension of one year and a half at Standard Chartered’s sole discretion.  Commencing fifteen months after the first drawdown under the Tranche A Loan, the Borrowers will be required to pay eight successive quarterly installments on the Tranche A Loan.  With respect to the Tranche B Loan, the Borrowers will be required to make eight installment payments commencing fifteen months after the first drawdown under the Tranche A Loan.

The Tranche A Loan will bear interest at a fixed rate to be determined at the time of the drawdown.  The interest rate of the Tranche B Loan will be either a fixed rate or floating rate plus margin, to be determined at the time of the first drawdown.  The Borrowers also must pay to Standard Chartered, who also serves as the facility agent, an annual commitment fee of 3%, which is to be paid monthly while the Loans are available.

Subject to certain conditions, the Borrowers may voluntarily prepay the Loans with a prepayment fee.  The Borrowers are subject to a mandatory prepayment of the Loans if the Borrowers obtain any new debt financing, dispose of certain assets, distribute dividends or change control, among other circumstances.

The Loan Agreement contains covenants, which include, among others: limitation on the incurrence of additional indebtedness; limitation on guarantees, liens, investments, sale of assets, mergers, change of control and capital expenditures; and maintenance of specified financial ratios.  So long as any amount is outstanding under the Loans, (1) the Borrowers must maintain a Loan to Value Ratio of 75% through June 2010 and 65% thereafter and (2) Wuhan Blower must maintain (i) a ratio of total debt to EBITDA of less than certain amounts that range from 3.0 to 3.5 during 2009 and 2010 and 2.5 in 2011 and (ii) total revenues must exceed certain amounts that range between RMB 600,000,000 (approximately $87.9 million) to RMB 750,000,000 (approximately $109.9 million) from 2009 through 2011.

The Tranche B Loan is subject to additional conditions, including the completion of syndication of at least RMB 80,000,000 (approximately $11.7 million) under the Tranche A Loan and the Borrowers maintaining a ratio of total debt to consolidated EBITDA of less than 2.9 and total annual revenues of at least RMB 600,000,000 (approximately $87.9 million).

As a condition to the Loans, the Borrowers granted to Standard Chartered a security interest in substantially all of their assets, including, among other things, mortgages over land use rights and ownership of buildings, factories and equipment, pledge of shares, existing and future account receivables that exceed certain amounts and registered trademarks.  In addition, each of the Borrowers agreed to provide financial and other information within certain time frames, including audited financial statements within 90 calendar days after the end of each fiscal year and unaudited financial statements within 15 calendar days after the end of each fiscal quarter.  Each of the Borrowers and guarantors also agreed, among other things, that there will be no material changes in the senior officers or board of directors without the prior written consent of Standard Chartered; all related party transactions will be at arm’s-length; and, subject to certain conditions, an additional capital contribution of RMB 74,086,590 (approximately $10.9 million) will be made by December 31, 2009 to Wuhan Blower or Wuhan Blower will provide written evidence that it will reduce its registered capital amount to its current paid in amount with the appropriate government officials.

The Borrowers must meet certain conditions prior to the funding of the Loans by Standard Chartered.  These include, among other things, confirmation that, after repaying the existing debt of all Borrowers with funds from Tranche A, there will be no other debt or corporate guarantees remaining other than those identified in the Loan Agreement.  To the extent that the Borrowers fail to meet all the required conditions precedent to drawdown under the Loan Agreement, Standard Chartered is not obligated to fund the Loans.

The failure to satisfy the covenants under the Loan Agreement or the occurrence of other specified events that constitute an event of default could result in the acceleration of the repayment obligations of the Borrowers.  The events of default include, among others: the failure to make payments under the Loan Agreement; insolvency or bankruptcy proceedings involving any of the Borrowers; cross defaults to other indebtedness by the Borrowers; material litigation or a change in control of the Borrowers; and subject to certain limitations, the failure to perform or observe covenants or other obligations under the Loan Agreement or related documents by the Borrowers or guarantors.

The Borrowers are subject to a penalty interest rate of 1% on all amounts due and unpaid if the Borrowers fail to pay any sum payable when due.  In addition, the Borrowers are subject to a penalty interest rate of the People’s Bank of China rate, plus a mark up of 50% to 100%, on all amounts used for purposes that do not comply with the stated purposes under the Loan Agreement.

The Loan Agreement is governed by the laws of the PRC.  All financial covenants under the Loan Agreement are based on generally accepted accounting principles in the PRC.  All amounts in the Loan Agreement are denominated in RMB, which is the currency used in the PRC.  The dollar translations used in this summary of the Loan Agreement are based on the exchange rate of RMB 6.83 for each 1.00 U.S. Dollar, on November 12, 2009.

In connection with the Loan Agreement, the Borrowers entered into an agreement with Standard Chartered Corporate Advisory Co. (Beijing), Ltd. (the “Advisor”) for certain advisory and management services.  Under this agreement, the Borrowers agreed to pay to the Advisor a management fee of 1% of the net gross revenues of the Borrowers in connection with the Tranche B Loan.  This management fee remains valid and payable until one year after the maturity date of the Loans.  In addition, the Borrowers have agreed to pay to the Advisor an advisory fee of 8% of the Loans.

The foregoing summary of the Loan Agreement is qualified in its entirety by reference to the Loan Agreement, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2009.

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

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These estimates and assumptions include, but are not limited to, revenue recognition under the percentage of completion method, the valuation of accounts receivable, inventories, deferred income taxes and the estimation of useful lives of property, plant, and equipment.  Actual results could differ from these estimates.

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

Annually the Company reviews the intangible assets for impairment, in accordance with FASB 142 Impairment of Long-Lived Assets.  The Company considers whether the estimated future benefits of the technical licenses and trademarks will be fully realized over the course of their estimated useful lives.  If the technical licenses become obsolete, or trademarks are unsuccessfully defended against infringement by third-parties, the Company will consider future cash flows and relevant factors to quantify the level of impairment and record impairment adjustments accordingly.  The Company has not yet recognized any impairment upon the intangible assets.

Land Use Rights

The Company carries land use rights at cost less accumulated amortization.  Land use rights are amortized straight-line over the useful life of 50 years for the Wuhan Blower and Wuhan Generating campus, and of 30 years for the Wuhan Xingelin campus.

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of September 30, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

Revenue Recognition

Revenue from the sale of blower products, generating equipment and other general equipment is recognized at the time of the transfer of risks and rewards of ownership, which generally occurs when the goods are delivered to customers and the title passes.  The Company believes that the installation is not essential to the functionality of the equipment.  This is because the equipment is tested at the Company’s facilities before it is shipped and consequently, the equipment is completed and functional at the point that it is delivered to the customer.  Additionally, since the Company’s products generally are a smaller component of a large project, after delivery, the Company has no control over how the customer will use the delivered products and sometimes other companies are used to install the equipment purchased from us.  Finally, our customers do not have a contractual right to return products to the Company, and we historically have experienced virtually no returns.

Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue represents the invoiced value of goods, net of the value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Revenue from “Turn-Key” construction projects is recognized using the percentage-of-completion method of accounting and therefore takes into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer or in accordance with paragraphs 62 and 65 of AICPA Statement of Position 81-1, “Accounting for Performance of Construction - Type and Certain Production - Type Contracts.”

Revenue from the rendering of maintenance services is recognized when such services are provided.

Provision is made for foreseeable losses as soon as they are anticipated by management.

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

Exchange Rates	9/30/2009	12/31/2008	9/30/2008
Period end RMB: US$ exchange rate	6.8376	6.8542	6.8551
Average period RMB: US$ exchange rate	6.8425	6.9622	6.9989

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

Based on the consolidated net income for the quarter ended September 30, 2009, the Company does not believe that it has any U.S. income tax liability.

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

Warranty Expense Accruals

The Company reviews its actual warranty expenses incurred, relative to warranty expense accruals on an annual basis.  Based on the actual warranty expenses incurred, the Company evaluates the reasonableness of its estimates and may adjust the assumptions applied in making the warranty expense accruals.  If the estimated warranty expenses versus the actual expense are appreciably different, the Company will adjust the warranty expenses accordingly.  When developing warranty expense accruals, the Company considers improvements in its production processes, in-house technical expertise, and operational experiences.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets and FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

On July 1, 2009, FASB issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009.

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

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the quarter ended September 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

In late 2005, Wuhan Blower reached an understanding with many of the former management members of Wuhan Turbine Works, a business owned by China Chang Jiang Energy Corporation, whereby it would establish a new business utilizing their management and technology to manufacture small to mid-size steam and water turbines. Since that time, we have begun production of turbines in our existing manufacturing facilities and in shared facilities. In March 2006, we broke ground on a new turbine manufacturing facility. The construction of the turbine manufacturing facility has been completed and approximately 75% of the equipment has been installed. As we receive additional turbine orders, we will purchase and install the remainder of the customized equipment in this new facility. We have already begun production of turbines from this facility and will expand production once the installation is complete. The manufacture of turbines has become a critical component of our business. However, we have only three years experience manufacturing turbines.

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

We owe a balance of approximately $6.0 million in connection with the Shu Kong Acquisition. In addition, we must pay an additional $1.8 million to complete construction on the acquired facilities. We may require financing to meet these obligations. There is no guarantee that we will obtain such financing, and, if we are not able to meet our financial commitment in a timely manner, Wuhan Xingelin may cease to be operational.

Our management has identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In conjunction with the preparation of this Form 10-Q, our management carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2009. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses.  For more detailed information regarding our disclosure controls and procedures, see Part I, Item 4T Controls and Procedures.

The deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting.  In conjunction with the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2008.  Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting contained significant deficiencies and material weaknesses and therefore was not effective.

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

We have incurred substantial debt to finance our growth. As of September 30, 2009, we had approximately $34.1 million of outstanding bank loans and notes.  This indebtedness could have important consequences to us, such as:

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

Our ability to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to raise additional equity capital, sell assets or borrow more money. We may not be able, at any given time, to raise additional equity capital, sell assets or borrow more money on terms acceptable to us or at all.  In the past, we have refinanced our debt prior to maturity. However, there can be no assurance that we will be able to refinance our debt on favorable terms, if at all, in the future.

Restrictions in our loan agreement limit our operating and strategic flexibility.

Our current loan agreement with Standard Chartered Bank (China) Limited, Guangzhou Branch contains covenants and events of default that, among other things, require us to satisfy financial tests and maintain financial ratios. Among other things, these covenants and events of default limit our ability to:

•	incur additional debt;
•	create or permit to exist certain liens;
•	pay dividends on capital stock;
•	engage in specified asset sales;
•	enter into transactions with affiliates;
•	engage in mergers and acquisitions; and
•	make capital expenditures.

Events beyond our control could affect our ability to comply with these covenants, including the required financial ratios. Failure to comply with any of these debt covenants would result in a default under this loan agreement. A default would permit the lender to accelerate the maturity of the debt under this agreement, foreclose upon our assets securing the debt and terminate any commitments to lend. Under these circumstances, we may not have sufficient funds or other resources to satisfy our debt and other obligations. In addition, the limitations imposed by the loan agreement on our ability to incur additional debt and to take other actions may significantly impair our ability to obtain other financing and may prevent us from taking advantage of attractive business opportunities.

Our President and Chief Executive Officer personally guarantees certain of our financing, the loss of which would adversely affect our business prospects, results of operations and financial condition.

Our President and Chief Executive Officer, Mr. Xu Jie, personally guarantees certain loan facilities that have become an important financing source to our businesses due to recent cash constraints, which we expect to continue in the near term. We have no agreement with Mr. Xu regarding his providing such personal guarantees. Therefore, Mr. Xu could discontinue his guarantee of our financing at any time. Furthermore, if Mr. Xu ceases to serve as our President and Chief Executive Officer, or in some similar capacity, by reason of his death, resignation, termination or for any other reason, we would likely immediately lose our access to this financing. If this financing were not available to us and we were unable to replace it with another source of financing or cash on hand, in the near term we would have to significantly reduce our spending, which would have a material adverse effect on our business prospects, financial condition and results of operations.

Turmoil in the credit markets and the financial services industry could negatively impact the Company’s business, results of operations, financial condition or liquidity.

The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, an unprecedented level of intervention from the United States federal government, the PRC government and other foreign governments and tighter availability of credit on more restrictive terms at higher cost of capital. While the ultimate outcome of these events cannot be predicted, they could have a negative impact on our liquidity and financial condition if our ability to borrow money to finance operations were to be impaired. In addition, the economic crisis could also adversely impact our customers’ ability to purchase or pay for products from us or our suppliers’ ability to provide us with product, either of which could negatively impact our business and results of operations.

Default in payment by one or more customers that have large account receivable balances could adversely impact our results of operations and financial condition.

A significant portion of our working capital consists of accounts receivable from customers. As of September 30, 2009, we had an aggregate amount of $47.8 million in accounts receivables. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected.  The recent economic downturn has resulted in longer payment cycles, increased collection costs and defaults in excess of management’s expectations.

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

Our business plan is to grow significantly our operations by meeting the anticipated growth in demand for existing products, and by introducing new products. Our planned growth includes the continued development of our turbine manufacturing business and the development of our industrial parts and machinery equipment business. Growth in our businesses may place a significant strain on our personnel, management, financial systems and other resources. Our business growth also presents numerous risks and challenges, including:

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

On January 1, 2008, the Law of the People’s Republic of China on Enterprise Income Tax, or the EIT Law, became effective.   In accordance with the EIT Law, the corporate income tax rate was set at 25% for all enterprises.  However, certain industries and projects, such as enterprises with foreign investors, may enjoy favorable tax treatment pursuant to the EIT Law and its implementing rules.  We expect that our operating subsidiaries will be subject to a 15% income tax in the PRC for 2009.

There can be no assurance that we will continue to qualify for this preferential tax treatment or that Chinese tax regulations will remain the same.  If we do not continue to receive our reduced income tax rate, our tax liabilities will increase and our net income will decrease accordingly.

Under the EIT Law, we may be classified as a “resident enterprise” for PRC tax purposes, which may subject us to PRC enterprise income tax for any dividends we receive from our Chinese subsidiaries and to PRC income tax withholding for any dividends we pay to our non-PRC stockholders.

Under the EIT Law, an enterprise established outside of China whose “de facto management bodies” are located in China is considered a “resident enterprise” and is subject to the 25% enterprise income tax rate on its worldwide income.  The EIT Law and its implementing rules are relatively new, and currently, no official interpretation or application of this new “resident enterprise” classification is available.  Therefore, it is unclear how tax authorities will determine the tax residency of enterprises established outside of China.

All of our management is currently based in China.  If the PRC tax authorities determine that our U.S. holding company is a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to an enterprise income tax rate of 25% on our worldwide taxable income.  The “resident enterprise” classification also could subject us to a 10% withholding tax on any dividends we pay to our non-PRC stockholders if the relevant PRC authorities determine that such income is PRC-sourced income.  In addition to the uncertainties regarding the interpretation and application of the new “resident enterprise” classification, the EIT Law may change in the future, possibly with retroactive effect.  If we are classified as a “resident enterprise” and we incur these tax liabilities, our net income will decrease accordingly.

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

As of November 16, 2009, there were 24,861,524 shares of our common stock issuable upon conversion of outstanding Series A Preferred Stock and Series B Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting by management and an audit of the public company’s internal control over financial reporting by such company’s independent registered public accountants.  We completed annual assessments of our internal controls in connection with the preparation of our Form 10-KSB for the fiscal year ended December 31, 2007 and our Form 10-K for the fiscal year ended December 31, 2008. These assessments identified material weaknesses in our internal control over financial reporting. The audit requirement will first apply to our Form 10-K for the fiscal year ended December 31, 2010. Since this audit process will be new for our company, we may encounter problems or delays in completing the implementation of any requested improvements and receiving the audit report from our independent registered public accountants. Since we previously have not been able to assess our internal control over financial reporting as effective, our independent registered public accountants may not be able to provide an unqualified report for the fiscal year ended December 31, 2010. This may negatively impact investor confidence and our share price.

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

In addition, on August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These rules significantly revised China’s regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

These rules may significantly affect the means by which onshore-offshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our PRC and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the rules, we may need to expend significant time and resources to maintain compliance.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and rules.

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

Date:  November 15, 2009

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