Form 10-K
period 2009-12-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2010-03-31
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
Yes ☐No ☐

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
Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $46,551,455 based on the closing sale price as quoted on the NASDAQ Capital Market.

As of March 30, 2010, the registrant had a total of 25,351,950 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this report includes some statements that are not purely historical fact and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, available liquidity, ability to refinance outstanding debt, ability to collect on our accounts receivable, completion of our turbine manufacturing facility on our main Wuhan campus and workshop and related facilities of Wuhan Sungreen Environment Protection Equipment Co., Ltd., the development of our industrial parts and machinery equipment business and growth of our businesses.  The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	vulnerability of our business to general economic downturn;

•	our ability to obtain financing on favorable terms;

•	our ability to comply with the covenants and other terms of our loan agreements with Standard Chartered Bank (China) Limited, Guangzhou Branch;

•	establishing our business segment relating to industrial parts and machinery equipment;

•	operating in the PRC generally and the potential for changes in the laws of the PRC that affect our operations including tax law;

•	remediating material weaknesses in our internal control over financial reporting;

•	our failure to meet or timely meet contractual performance standards and schedules;

•	our dependence on the steel and iron markets;

•	exposure to product liability and defect claims;

•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•	the other factors referenced in this report.

These risks and uncertainties, along with others, are also described in the Risk Factors section in Part I, Item 1A of this Form 10-K.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1. Business.

We obtained statistical data, market data and other industry data and forecasts used throughout, or incorporated by reference in, this report from market research, publicly available information and industry publications. Industry publications generally state that they obtain their information from sources that they believe to be reliable, but they do not guarantee the accuracy and completeness of the information. Similarly, while we believe that the statistical data, industry data and forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of the information. We have not sought the consent of the sources to refer to their reports appearing or incorporated by reference in this report.

Overview

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through our wholly owned subsidiary, Universe Faith Group, Ltd. (“UFG”), which has no operations of its own and only serves to hold our Chinese operating subsidiaries, Wuhan Blower Co., Ltd. (“Wuhan Blower”), Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating”) and Wuhan Sungreen Environment Protection Equipment Co., Ltd. (“Wuhan Sungreen”), which we formerly referred to as Wuhan Xingelin Machinery Equipment Manufacturing Co., Ltd., or Wuhan Xingelin.  Wuhan Blower is a manufacturer of industrial blowers that are principally components of steam-driven electrical power generation plants. Wuhan Generating manufactures industrial steam and water turbines, which also are principally used in electrical power generation plants. Wuhan Sungreen manufactures silencers, connectors and other general parts for industrial blowers and electrical equipment, and it produces general machinery equipment. Wuhan Blower, Wuhan Generating and Wuhan Sungreen conduct all of their operations in the People’s Republic of China, which we refer to in this report as PRC or China. Prior to our acquisition of UFG in February 2007, we were a publicly held shell company with no operations other than efforts to identify suitable parties for a merger transaction.

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

On February 7, 2007, we completed a share exchange transaction, in which we issued to Fame Good International Limited (“Fame”), as the sole stockholder of UFG, 17,912,446 newly issued shares of our common stock in exchange for all of the issued and outstanding capital stock of UFG held by Fame. As a result, UFG became our wholly owned subsidiary, Fame became our controlling stockholder and the management team of Wuhan Blower replaced our prior management. Prior to the share exchange transaction, we had no relationship with Fame, UFG and its subsidiaries. On March 13, 2007, the Company changed its name from “United National Film Corporation” to “Wuhan General Group (China), Inc.”

Prior to the share exchange transaction, we had 1,800,000 shares of common stock outstanding. Following the closing of the share exchange transaction, we had 19,712,446 shares of common stock outstanding.  As of March 30, 2010, we had 25,351,950 shares of common stock outstanding.

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

Wuhan Blower was founded in 1958 as the Wuhan Blower Company, a State-Owned Enterprise (“SOE”) and became one of the largest manufacturers of industrial blowers in central and southwest China. In 2004, Mr. Xu purchased the company with the intention of making changes to its management structure, employee utilization, plant location and general operations which would transform it from a traditional Chinese SOE into a modern, efficient operating company. Mr. Xu relocated the company to the East Lake Hi-Tech Development Zone in Wuhan, with much improved access to railroads, waterways and roads necessary for the transportation of its products, and constructed a new headquarters, research and development, and manufacturing facilities at this location.

On January 9, 2007, Wuhan Blower completed its acquisition of Wuhan Generating, a manufacturer of water and steam turbines, which is a complementary business to that of Wuhan Blower. We completed the construction of a new turbine manufacturing facility in 2009 for Wuhan Generating. We have installed a portion of the customized equipment in this facility and have begun producing steam turbines from this facility. We have purchased additional customized equipment for this facility and will install this equipment in order to increase our production capacity.

On December 25, 2008, we acquired certain assets to establish our newest subsidiary, Wuhan Sungreen.  This is described in more detail below in “Overview – Establishment of Wuhan Sungreen.”

We are located in Wuhan, the capital of China’s Hubei Province and one of the ten largest cities in China. Hubei is centrally located and is a key player in the Chinese automotive, metallurgy, machinery, power generation, textiles and high-tech industries. Wuhan is one of the major university cities in the PRC, providing a highly educated workforce for the area’s industries.

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

February 2007 Private Placement

Also on February 7, 2007, we completed a private placement transaction in which we issued to nine institutional investors an aggregate of 10,287,554 shares of our newly created Series A Convertible Preferred Stock (“Series A Preferred Stock”) at a price of $2.33 per share for gross proceeds of $23,970,000. The Series A Preferred Stock is convertible into shares of our common stock on a 1-for-1 basis. The holders of our Series A Preferred Stock are not required to pay a conversion price or any other consideration in order to convert Series A Preferred Stock into common stock. The Series A Preferred Stock is entitled to a dividend equal to 5% per annum, which accrue quarterly. We must pay any unpaid dividends on our Series A Preferred Stock before paying dividends on our common stock.

Except with respect to specified transactions that may affect the Series A Preferred Stock and except as otherwise required by Nevada law, the Series A Preferred Stock has no voting rights. Of our outstanding shares of Series A Preferred Stock, 32.5% was converted into 3,343,560 shares of common stock in 2008 and none were converted in 2009. The remaining shares of our Series A Preferred Stock will convert automatically into our common stock if the trading price and volume of our common stock reach certain levels. In the event of our liquidation, the holders of Series A Preferred Stock shall be entitled to receive, out of our assets available for distribution to stockholders, an amount equal to $2.33 per share plus any accrued and unpaid dividends before any payment can be made to the holders of our common stock.

In the private placement, we also issued three series of common stock purchase warrants to the nine institutional investors - Series A, J and B.

The investors in the February 2007 private placement received “60% warrant coverage” on their investment. As a result, we issued to the investors, on a pro rata basis, Series A Warrants to purchase an aggregate of 6,172,531 shares of common stock. The Series A Warrants have an exercise price of $2.57 per share and expire on February 7, 2012.

In addition, each of the private placement investors who invested at least $2,000,000 also were entitled to purchase shares of our common stock on the same terms as such investor’s initial purchase. To represent this right, we issued Series J Warrants to these investors to purchase an aggregate of 9,358,370 shares of common stock. The Series J Warrants had an exercise price of $2.33 per share and expired on November 7, 2008.  As described in more detail below in “Overview – Creation of Series B Preferred Stock” in this Part I, Item 1, we amended the terms of the Series J Warrants in September 2008 so that the warrants became exercisable for Series B Convertible Preferred Stock (“Series B Preferred Stock”) rather than common stock.  Prior to the expiration date, a portion of the Series J Warrants was exercised for a total of 6,369,078 shares of Series B Preferred Stock.

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

As partial consideration for services rendered by 1st BridgeHouse Securities, LLC (“1st BridgeHouse”), the placement agent for the February 2007 private placement, we agreed to issue warrants to purchase common stock to 1st BridgeHouse in an amount equal to 10% of all shares of Series A Preferred Stock sold in the private placement, plus 10% of any shares of common stock issued pursuant to the Series A, B and J Warrants issued in the private placement. This right is represented by Series C, AA, BB and JJ warrants originally issued to 1st BridgeHouse. The Series C, AA, BB and JJ Warrants relate to the Series A Preferred Stock, Series A Warrants, Series B Warrants and Series J Warrants, respectively. The exercise prices of the Series C, AA, BB and JJ Warrants are $2.57, $2.83, $2.83 and $2.57, respectively. These exercise prices are 110% of the purchase price for the related security. As of December 31, 2009, there were 635,710, up to 617,253, up to 382,145 and 636,908 shares of common stock issuable under the Series C, AA, BB and JJ Warrants, respectively. The Series C, AA, BB and JJ Warrants expire on February 7, 2017.

Creation of Series B Preferred Stock

On September 5, 2008, the Company entered into an Agreement to Amend Series J Warrants of the Company with holders of warrants exercisable for a majority of the shares of warrant stock issuable under the Company’s Series A, B and J Warrants. This agreement amended the Series J Warrants so that such warrants would be exercisable for shares of the Company’s Series B Preferred Stock. Prior to this agreement, the Series J Warrants were exercisable for shares of the Company’s common stock.

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

Lock-Up Agreement in connection with February 2007 Private Placement

In connection with the February 2007 private placement, we entered into a lock-up agreement with Fame. Under the terms of the lock-up agreement, Fame agreed not to sell any shares of our common stock until February 5, 2011, unless permitted by the holders of at least 75% of the outstanding Series A Preferred Stock. The lock-up agreement contains a limited exception for bona fide gifts.

Establishment of Wuhan Sungreen

On December 25, 2008, Wuhan Blower entered into an Asset Purchase Agreement with Wuhan Gongchuang Real Estate Co., Ltd., pursuant to which Wuhan Blower acquired certain assets including certain buildings, equipment and land use rights (the “Sukong Assets”). In connection with this acquisition, we created Wuhan Sungreen to hold the Sukong Assets and develop these assets into a new business that produces and supplies blower parts and machinery equipment to Wuhan Blower, Wuhan Generating and third party customers.

Our Products

We engage primarily in the design, development, manufacture and sale of industrial blowers in China. Our industrial blowers are used primarily in steam-driven electrical power generation plants. In addition, we produce steam and water turbines in our blower facilities, our turbine manufacturing facility and in shared facilities. Steam and water turbines are manufactured principally for use in electrical and hydropower plants. Finally, we recently began producing blower parts and machinery equipment. This business supplies Wuhan Blower and Wuhan Generating with these parts and equipment and also sells them to third parties.

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

A typical blower costs approximately $85,000 and takes 45 to 90 days to build, from design to finish. We are currently producing approximately 800 blower/fan units per year.

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

Parts purchased from third parties consist mainly of the electric motor specified by the client (normally equal to about 20% of the build cost of the assembly) and bearing castings.  Following the establishment of our new blower parts manufacturing business, which will be conducted by our Wuhan Sungreen, we expect to purchase fewer blower parts from unrelated third parties.

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

A water turbine operates very much like an enclosed water wheel- high velocity incoming water pushes against the turbine blades, forcing the turbine to rotate and provide power to the attached generator set.

As with a steam turbine, each is built-to-order according to the design specifications of the customer. The most important consideration in the design is the height of the water column above the turbine, which will determine how large the turbine must be and how fast it must turn to achieve the desired power output.

Our Turbine Products

We have been producing water turbines from our blower manufacturing facilities since 2007. We completed the construction of a new turbine manufacturing facility in 2009 for Wuhan Generating. We currently produce steam turbines at our new turbine manufacturing facility and we also produce steam turbines at our blower manufacturing facility and at a shared facility. As we receive additional turbine orders, we will purchase and install additional customized equipment in this new facility to increase our production capacity.

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

The design and manufacturing of steam and water turbines require a high degree of engineering skill. We have a close relationship with Beijing 3-D, a high tech enterprise co-sponsored by the Chinese Academy of Sciences, for the purpose of developing new designs and manufacturing technology for the power generation equipment manufacturing industry in China. Beijing 3-D has developed world-class 3-dimensional CAD tools for use in the design of steam and water turbines. We anticipate obtaining rights to this technology in exchange for payment of a sales royalty on turbines utilizing the technology, although no formal agreement is currently in place. We believe this technology gives us significant advantages in providing our customers with the highest quality turbines, tailored precisely to their needs. Through its use, we believe we are able to:

•	increase steam generator thermal efficiency by approximately 5% to 7%;

•	reduce coal consumption by approximately 15 to 21g per KWH; and

•	increase megawatt output by approximately 10% per unit.

As a result, we believe that we compete effectively in the turbine market. We also help provide for China’s need for cleaner and more efficient electric power production.

Development of Our Steam and Water Turbine Business

On January 9, 2007, Wuhan Blower completed the formation of Wuhan Generating. To develop the Company’s turbine business, Wuhan Blower reached an understanding with China Chang Jiang Energy Corporation (“China Chang Jiang”), which owns Wuhan Turbine Works, a manufacturer of energy turbines for power plants. China Chang Jiang has agreed to allow us to assume the operations of Wuhan Turbine Works related to the manufacture of steam turbines up to 300 megawatts and water turbines up to 200 megawatts. To this end, Wuhan Generating hired a number of the management team members from Wuhan Turbine Works. These former Wuhan Turbine Works management team members and a limited number of Wuhan Turbine Works skilled laborers helped Wuhan Generating launch its turbine operations in 2007. Wuhan Generating recruited 150 employees in 2009, and upon the installation of all the customized equipment in our turbine manufacturing facility, Wuhan Generating expects to hire approximately 100 additional employees to assist with turbine manufacturing.

We are utilizing a management strategy for Wuhan Generating that is similar to the one we used for Wuhan Blower during its first two years: management and employee restructuring, movement to a new facility (on our existing premises) and an intense focus on research and development.

We have constructed a turbine manufacturing facility adjacent to our blower manufacturing facilities. We manufacture turbines at our new facility, at our blower manufacturing facility and at shared facilities. We have purchased additional customized equipment for our turbine manufacturing facility and will install this equipment in order to increase our production capacity as we receive additional turbine orders from our customers. We have spent approximately $22.5 million on the turbine plant and related equipment; a portion of the funding for this project was derived from the net proceeds of our February 2007 private placement and the fall 2008 Series J Warrant exercises.

In addition, we have constructed an administrative building for the turbine manufacturing facility, which is located adjacent to the turbine manufacturing facility.  The administrative building will be used by personnel in turbine supplies and sales and for other administrative tasks. Construction on the administrative building began in June 2006 and was completed in December 2007. We are currently conducting turbine sales from our blower administrative building. As our turbine sales grow and provide us with additional working capital, we will complete the interior of our turbine administrative building and transfer our current and future turbine administrative staff to this new building.

The development of the turbine business puts us on a high-margin per unit business path, offering us exceptional growth opportunities by participating in China’s dynamic growth in electrical generating capacity requirements.

In starting our turbine enterprise, we have a seasoned, tested management team, the availability of cutting-edge design and manufacturing technology and a new fabrication facility. With these assets, we believe we have assembled the pieces to create the predominant steam and water turbine manufacturer in China.

In July 2007, we entered into a contract for approximately $26.37 million with Jiangsu Huangli Paper Industry Co., Ltd. (“Jiangsu Huangli”) to build a thermal electric power plant with four boiler furnaces and two turbine generator groups in Jiangyin, Jiangsu.  The construction of the power plant was temporarily suspended in 2009 due to the lack of funding by Jiangsu Huangli. We expect the power plant to be completed around June 2010.

Our Market

The market for blowers, steam turbines and water turbines in China is directly driven by the growth in the country’s overall demand for electricity and the now mandated requirement for electrical generating equipment that is both more fuel efficient and less polluting. According to the Energy Information Administration, China currently has the second greatest amount of installed electrical capacity of any nation, trailing only the United States. China’s total installed electricity generating capacity in 2009 was approximately 874 gigawatts according to the China Bureau of Statistics.  According to the People’s Daily Online, the Chinese government made the increase in installed capacity a major part of the 10th (2005) and 11th (2010) Five Year Plans. According to RNCOS, an industry research firm, China will consume around 16% of the world’s energy by 2020.

China’s electrical capacity is installed not only in centralized major power production plants, but also often on the premises of major industrial facilities. The on-site production of power allows a company to avoid brownouts or complete loss of service. In this manner, many companies have insulated themselves from the short-fall in overall capacity.

Distribution Methods

In our industrial blower and turbine businesses, we receive proposals and contracts mostly through referrals and competitive bidding.  We have a marketing and sales team that provides support and consultation to our customers.  We mainly market our products to steel companies, power plants, chemical companies, paper mills and hydroelectric power plants.  We also collaborate with major system integrators to jointly develop and market new products.  We have a well established sales team and a close involvement with major research institutes and design firms across China.  We work jointly with these institutions to develop and customize products for the specific needs of our customers.  We believe this interactive working relationship with customers has allowed us to win repeat business, increase visibility and enhance our growth.

We are still developing our relatively new blower and turbine parts and machinery equipment business.  Currently, this business is primarily manufacturing products for use by our industrial blower and turbine businesses.  Thus far, this business has utilized referrals and competitive bidding to secure orders from third parties.  This business also has been working with our blower and turbine sales staff to market its products.

Our Customers

In our blower manufacturing business, we currently have a base of over 420 customers.  Our turbine manufacturing business has approximately 62 customers.  Our industrial parts and machinery equipment business has approximately 40 customers, not including Wuhan Blower and Wuhan Generating.

Raw Materials and Supplies

The principal raw materials used in the manufacture of our products are rolled steel and iron. We believe these materials are widely available from multiple sources, though we primarily obtain them from three suppliers: Wuhan Iron and Steel Group, Baoshan Iron & Steel Co. and Jinan Iron & Steel Co.

Research and Development

We believe that our research and development (“R&D”) facilities are among the most advanced in the industry. Our R&D department operates out of a facility at our Wuhan campus. Our relationships with the Science and Technology University of Central China, Jiaotong University and the Acoustic Institute of China Science Academy allow us to stay abreast of the latest developments in the fields of fluid dynamics, material sciences and acoustics. We have a sophisticated acoustics lab in our facility, which we share with our university partners and which the China Fan Performance Test Center uses for some of its work. During 2009, R&D expense was approximately 1% of sales and we expect R&D expense to be approximately 1.5% of 2010 sales. Generally, we are able to offset these costs through increases in the sales price of our products.

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

Our Employees

As of March 30, 2010, we employed approximately 810 full-time employees.

Each of Wuhan Blower, Wuhan Generating and Wuhan Sungreen has a trade union that protects employees’ rights, aims to assist in the fulfillment of our economic objectives, encourages employee participation in management decisions and assists in mediating disputes between us and union members. This type of union is typical in the PRC and is not similar to American or European labor unions.  We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting employees for our operations.

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

Item 1A.  Risk Factors.

An investment in our common stock or other securities involves a number of risks.  You should carefully consider each of the risks described below before deciding to invest in our common stock or other securities.  If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline and you may lose all or part of your investment.

The risk factors presented below are all of the ones that we currently consider material. However, they are not the only ones facing our Company.  Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us.  There may be risks that a particular investor views differently from us, and our analysis might be wrong.  If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make.  In such case, the trading price of our common stock or the value of our other securities could decline, and you could lose part or all of your investment.

Risk Factors Related to Our Business

Our steam and water turbine business is a critical component of our growth and overall business strategy, yet our turbine facility is not fully operational and we have limited experience manufacturing turbines.

In late 2005, Wuhan Blower reached an understanding with many of the former management members of Wuhan Turbine Works, a business owned by China Chang Jiang Energy Corporation, whereby it would establish a new business utilizing their management and technology to manufacture small to mid-size steam and water turbines. At that time, we began producing turbines in our existing manufacturing facilities and in shared facilities. In March 2006, we broke ground on a new turbine manufacturing facility. The construction of the turbine manufacturing facility was completed in 2009 and approximately 90% of the equipment has been installed. As we receive additional turbine orders, we will install additional customized equipment in this facility in order to increase our production capacity. We have begun production of turbines from this facility and will expand production once the installation is complete. The manufacture of turbines has become a critical component of our business. However, we have only four years experience manufacturing turbines.

Because we have had a limited operating history in the turbine manufacturing business, it is difficult to forecast accurately our future revenues and expenses related to this business. Additionally, our turbine operations will continue to be subject to risks inherent in the establishment of a new business, including, among other things, efficiently deploying our capital, developing our product and service offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenues from these operations will be dependent on a number of factors, many of which are beyond our control. To be successful, we must, among other things, complete the installation of the customized equipment and establish market recognition in this business. This will require us to expend significant resources, including capital and management time.

Wuhan Sungreen is not fully operational and we have little experience manufacturing and marketing parts for blowers and other industrial equipment.

Wuhan Sungreen currently produces industrial parts mainly for Wuhan Blower and Wuhan Generating. Because we have no experience in the parts and machinery equipment manufacturing business, we may not be successful in selling these products to third parties. In addition, it is difficult to forecast accurately our future revenues and expenses related to this business. We also have not completed construction of a workshop and other buildings to be used by Wuhan Sungreen.  We expect this construction to be completed by the end of 2010.

Our operations will continue to be subject to risks inherent in the establishment of a new business, including, among other things, efficiently deploying our capital, developing our product and service offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenues from these operations will be dependent on a number of factors, many of which are beyond our control. To be successful, we must, among other things, complete our remaining workshop, integrate our existing management and establish market recognition in this business. This will require us to expend significant resources, including capital and management time.

We have not paid the remaining balance in connection with the Sukong Assets and we may require additional financing to meet this obligation and to complete construction of various buildings for Wuhan Sungreen.

We owe a balance of approximately $1.25 million in connection with the Sukong Assets. In addition, we must pay an additional $5.13 million to complete construction on the acquired facilities. We may require financing to meet these obligations. There is no guarantee that we will obtain such financing, and, if we are not able to meet our financial commitment in a timely manner, we may not be able to continue Wuhan Sungreen’s operations.

Our management has identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In conjunction with the preparation of this Form 10-K, our management carried out an evaluation of the effectiveness of the design and operation of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2009. Based upon this evaluation, our CEO and CFO concluded that our internal control over financial reporting and disclosure controls and procedures contained significant deficiencies and material weaknesses and therefore were not effective.  For more detailed information regarding our internal control over financial reporting and our disclosure controls and procedures, see Part II, Item 9A Controls and Procedures.

If we are unable to improve our financial and management controls and hire additional accounting and finance staff experienced in addressing complex accounting matters applicable to U.S. public reporting companies, in each case in a timely and effective manner, our ability to comply with the accounting and financial reporting requirements and other rules that apply to public reporting companies would be impaired.

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

As a U.S. public reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. We also are required to comply with marketplace rules to maintain our NASDAQ listing. Compliance with the Sarbanes-Oxley Act and other SEC and NASDAQ requirements will increase our costs and require additional management resources. We have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

We have incurred substantial debt to finance our growth. As of December 31, 2009, we had approximately $46.76 million of outstanding bank loans and notes.  This indebtedness could have important consequences to us, such as:

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

Restrictions in our loan agreement with Standard Chartered Bank limit our operating and strategic flexibility.

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

We are subject to certain financial loan covenants under our loan agreement with Standard Chartered Bank.  If we are unable to satisfy these covenants or obtain a waiver, the lender could demand immediate repayment of this loan.

We are required to comply with certain financial covenants under the loan agreement with Standard Chartered Bank, including the requirement to maintain certain leverage ratios among other things.  If we are not able to comply with such covenants, the Company’s outstanding loan balance could become due and payable immediately and our existing credit facilities with Standard Chartered Bank could be cancelled.  Unless we are able to obtain a waiver from Standard Chartered Bank for any covenant violations, our business, financial condition and results of operations would be significantly harmed.

The Company was in compliance with all loan covenants as of December 31, 2009, except that the Company did not comply with the days accounts receivable ratio covenant in its loan agreement with Standard Chartered.  This ratio is calculated by dividing the Company’s 2009 revenue by 360 and then dividing that number into accounts receivable.  At December 31, 2009, the Company’s days account receivable ratio was 209, which was above the maximum of 180 provided in the Standard Chartered loan agreement.  The Company has requested a waiver from Standard Chartered for this noncompliance.  Based on the Company’s conversations with Standard Chartered, the Company does not believe that Standard Chartered will take any adverse action against the Company for noncompliance with this financial covenant.  However, Standard Chartered Bank may not provide a waiver on acceptable terms.

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

A significant portion of our working capital consists of accounts receivable from customers. As of December 31, 2009, we had an aggregate amount of $53.96 million in accounts receivables. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected.  The recent economic downturn has resulted in longer payment cycles and increased collection costs in excess of management’s expectations.  The economic downturn also may result in higher defaults than we anticipate.

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

On January 1, 2008, the Law of the People’s Republic of China on Enterprise Income Tax, or the EIT Law, became effective.  In accordance with the EIT Law, the corporate income tax rate was set at 25% for all enterprises.  However, certain industries and projects, such as enterprises with foreign investors, may enjoy favorable tax treatment pursuant to the EIT Law and its implementing rules.  For 2009, Wuhan Blower and Wuhan Generating were subject to a 12.5% income tax rate and Wuhan Sungreen was subject to a 25% income tax rate.  We expect that our operating subsidiaries will be subject to the same rates in 2010.

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

Under the EIT Law, an enterprise established outside of China whose “de facto management bodies” are located in China is considered a “resident enterprise” and is subject to the 25% enterprise income tax rate on its worldwide income.  The EIT Law and its implementing rules are relatively new and it is unclear how tax authorities will determine the tax residency of enterprises established outside of China.

Based on a recent Notice issued by the State Administration of Taxation, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a resident enterprise if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors or senior management resides in China.

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

Risks Related to the Market for Our Stock and Our Capital Structure

The issuance of shares of common stock upon the exercise or conversion of outstanding securities may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

As of December 31, 2009, there were 24,941,524 shares of our common stock issuable upon conversion of outstanding Series A Preferred Stock and Series B Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

We are prohibited from declaring dividends on our common stock or acquiring any of our equity securities so long as our Series A Preferred Stock remains outstanding.

Pursuant to the terms of the Series A Convertible Preferred Stock Purchase Agreement, which was entered into in connection with the February 2007 private placement, we cannot declare or pay any dividends or make any other distributions to any holders of common stock or acquire any of our equity securities so long as any of the Series A Preferred Stock is outstanding.  While our Series A Preferred Stock remains outstanding, our holders of common stock will have to rely solely on stock price appreciation for any return on their investment.

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

Climate change and related regulatory responses may impact our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate U.S. federal and other regulatory responses in the near future, including the imposition of a so-called “cap and trade” system.  It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant.  The most direct impact is likely to be an increase in energy costs, which would increase slightly our operating costs, primarily through increased utility and transportations costs.  In addition, many of our consumers operate power plants and any restrictions or penalties on their operations could adversely affect their demand for our products.  However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, our plans may not fully protect us from all such disasters or events.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act are relatively new for our Company, and if we fail to comply in a timely manner, investor confidence could be harmed and our stock price could decline.

 Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting by management and an audit of the public company’s internal control over financial reporting by such company’s independent registered public accountants.  We completed annual assessments of our internal controls in connection with the preparation of our Form 10-KSB for the fiscal year ended December 31, 2007 and our Form 10-K for the fiscal years ended December 31, 2008 and 2009. These assessments identified material weaknesses in our internal control over financial reporting. The audit requirement will first apply to our Form 10-K for the fiscal year ended December 31, 2010. Since this audit process will be new for our company, we may encounter problems or delays in completing the implementation of any requested improvements and receiving the audit report from our independent registered public accountants. Since we previously have not been able to assess our internal control over financial reporting as effective, our independent registered public accountants may not be able to provide an unqualified report for the fiscal year ended December 31, 2010. This may negatively impact investor confidence and our share price.

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

In the last 30 years, despite a process of devolution of regulatory control to provincial and local levels and resulting economic autonomy and private economic activities, the Chinese central government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

Any recurrence of severe acute respiratory syndrome, or SARS, the H1N1 virus (swine flu) or another widespread public health problem, could harm our operations.

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

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition and the value of our common stock.

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

Item 2. Properties.

Wuhan Blower and Wuhan Generating are located on a shared campus in the Canglongdao Science Park of Wuhan East Lake Hi-Tech Development Zone in the southernmost part of Wuhan, Hubei Province, People’s Republic of China, where we have easy access to the railroads, waterways and roads necessary for the transportation of our products and where we operate in a new facility in a campus-like setting. We hold a long term lease on a property with a land area of approximately 1,400,000 square feet with approximately 440,000 square feet of administration and factory space, which is used to produce blowers and turbines. We finished constructing a new turbine manufacturing facility in 2009, which occupies an additional 215,482 square feet, and the exterior of an administrative building that will facilitate the orders and sales of turbines. The new administrative building will house the business operations of Wuhan Generating and will provide an additional 134,656 square feet. We also hold a long term lease on a property with a land area of approximately 792,547 square feet used by Wuhan Sungreen to produce industrial parts and machinery equipment. Wuhan Sungreen has constructed two of its workshops, and once it completes its third workshop and an administrative building which the Company expects contruction on both to be completed by the end of 2010, Wuhan Sungreen will have approximately 650,367 square feet of workshops, warehouse, retail, office and dormitory buildings.

We have sales offices in the following cities:

•	Xi’an;

•	Guangzhou;

•	Shanghai;

•	Beijing;

•	Chongqing; and

•	Nanjing.

Item 3. Legal Proceedings.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On July 18, 2008, our common stock commenced trading on the NASDAQ Capital Market under the symbol “WUHN.”  Prior to that time, our common stock was quoted on the OTC Bulletin Board. The following table sets forth the high and low sale prices for our common stock for each full quarterly period for the last two completed fiscal years.

	Low	High
First Quarter 2008	$7.01	$17.50
Second Quarter 2008	$4.00	$10.90
Third Quarter 2008	$3.00	$8.00
Fourth Quarter 2008	$2.32	$6.38
First Quarter 2009	$2.41	$4.77
Second Quarter 2009	$1.57	$2.74
Third Quarter 2009	$1.59	$4.00
Fourth Quarter 2009	$1.87	$2.64

Holders

As of March 30, 2010, there were approximately 147 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during the last three fiscal years. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

The holders of our Series A Preferred Stock are entitled to receive, out of legally available assets, dividends at the rate of 5% per annum, which accrue quarterly. Dividends on the Series A Preferred Stock, which are payable in cash or registered shares of common stock, are cumulative and are prior and in preference to payment of any dividend or distribution on any junior stock, including our Series B Preferred Stock and common stock. So long as any shares of our Series A Preferred Stock are outstanding, we cannot pay any dividend or make any distribution on any junior stock.

Equity Compensation Plan Information

We maintain the 2007 Stock Option Plan (the “Plan”) pursuant to which we may grant options to purchase shares of common stock to eligible persons.  The following table sets forth summary information regarding options granted and outstanding under equity compensation plans approved and not approved by the Company’s stockholders. The following table provides information about option awards under the Plan as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in first column)
Equity compensation plans previously approved by security holders	80,000	$7.08	2,920,000
Equity compensation plans not approved by security holders	-	-	-
Total	80,000	$7.08	2,920,000

Item 6. Selected Financial Data.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a holding company that conducts its operations through three indirect operating subsidiaries: Wuhan Blower, Wuhan Generating and Wuhan Sungreen, each a company operating in China.  UFG, a wholly owned subsidiary of the Company, owns 100% of the capital stock of Wuhan Blower, which in turn owns 100% of the capital stock of Wuhan Generating and Wuhan Sungreen.

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the years ended December 31, 2009 and 2008.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Sales. Sales decreased $25.55 million, or 21.54%, to $93.08 million in 2009 from $118.63 million in 2008.  The decrease in sales was primarily due to a delay in the equipment replacement cycle within China’s steel manufacturing companies which resulted in fewer sales in 2009 and capital expenditure restrictions on our power plant customers due to the global economic crisis.

Cost of Sales. Our cost of sales decreased $14.72 million, or 17.43%, to $69.72 million in 2009 from $84.44 million in 2008. This decrease was due to the significant decrease in sales of $10.66 million due to lower demand from steel companies for our blower products and a decrease in sales of $15.64 million in our turbine business.

Gross Profit. Our gross profit decreased $10.83 million, or 31.68%, to $23.36 million in 2009 from $34.19 million in 2008.  Gross profit as a percentage of sales was 25.10% in 2009 compared to 28.82% in 2008.  The decline in gross profit is primarily driven by the decrease in sale price of our turbine products, which decreased about 12.04% due to increased competition and from the lower economies of scale due to our decrease in sales.

Selling Expenses. Our selling expenses in 2009 decreased approximately $1.74 million, or 51.99%, to approximately $1.61 million from approximately $3.35 million in 2008.  As a percentage of sales, selling expenses were 1.73% in 2009 compared to 2.82% in 2008.  This decrease as a percentage of sales was primarily attributable to lower incentive expenses as a result of the significant decrease in sales.

General and Administrative Expenses.  Our general and administrative expenses decreased approximately $157,408, or 2.03%, to $7.60 million in 2009 from approximately $7.75 million in 2008.  This decrease was primarily due to management’s effective control of expenses, offset by a consultancy fee of approximately $187,624 relating to a bridge loan in 2009.  As a percentage of sales, general and administrative expenses were 8.16% in 2009 compared to 6.54% in 2008.  This increase as a percentage of sales was primarily attributable to the lower economies of scale as a result of the significant decrease in sales and the reasons mentioned above.

Warranty Expense.  Our warranty expense decreased to approximately $371,764 in 2009 from approximately $469,586 in 2008.  This decrease was primarily due to our decrease in sales.  As a percentage of sales, warranty expense was 0.40% in 2009, which is consistent with that in 2008.

Operating Income. Our operating income decreased $8.84 million, or 39.06%, to $13.78 million in 2009 from $22.62 million in 2008.  As a percentage of sales, operating income was 14.81% in 2009 compared to 19.07% in 2008.  This decrease as a percentage of sales was primarily attributable to the lower economies of scale as a result of the significant decrease in sales and the reasons mentioned above.

Interest Income.  Our interest income increased to approximately $341,071 in 2009 from approximately $84,525 in 2008.  This income was primarily due to the interest on the restricted cash deposit.

Other Income (Expenses). Our other income decreased to approximately $226,798 in 2009 from approximately $986,678 in 2008.  As a percentage of sales, other income was 0.24% in 2009 compared to 0.83% in 2008.  Our other expenses decreased to approximately $92,132 in 2009 from approximately $199,621 in 2008.  As a percentage of sales, other expenses was 0.10% in 2009 compared to 0.17% in 2008.

Interest Expense. Our interest expense increased to approximately $3.20 million in 2009 from approximately $1.99 million in 2008.   This increase was primarily due to an increase in bank borrowings to approximately $46.76 million at December 31, 2009 from approximately $36.63 million at December 31, 2008.  Moreover, additional interest of approximately $555,484 relating to bridge loan and a fee of approximately $58,572 relating to a loan arrangement was incurred in 2009.  As a percentage of sales, interest expense was 3.44% in 2009 and 1.68% in 2008.

Income Taxes. The Company’s income tax liability was approximately $1.45 million in 2009 compared to $0 in 2008.  This increase resulted from the expiration of a tax holiday enjoyed by the Company in 2008.  For the year ended December 31, 2009, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

Net Income. Our net income decreased $7.69 million, or 47.60%, to $8.46 million in 2009 from $16.15 million in 2008, as a result of the factors described above, offset by a non-cash charge of $1.15 million in 2009 compared to $5.36 million in 2008.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities and the development of our new industrial parts and machinery equipment business.  We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions.  As of December 31, 2009, we had cash and cash equivalents of $8.17 million, including restricted cash of $7.76 million.

As discussed above, in 2009, our sales decreased 21.54% compared to 2008.  This decrease in sales was primarily due to a delay in the equipment replacement cycle within China’s steel manufacturing companies which resulted in fewer sales and capital expenditure restrictions on our power plant customers due to the global economic crisis.  For many of the same reasons, we also have experienced significant delays in receiving payments from our customers.  As discussed in more detail below, the number of days sales were outstanding increased 93 days at December 31, 2009, compared to December 31, 2008.  The combination of these factors resulted in our income from operations being insufficient to meet our working capital needs.  At the same time, banks tightened their lending policies as a result of the turmoil in the credit markets.  This required us to use bridge loans to finance our working capital needs during this period.

On November 11, 2009, we closed a new loan facility with Standard Chartered Bank (China) Limited, Guangzhou Branch; this loan facility provides up to RMB 303,100,000 (approximately $44.4 million) in senior secured debt financing.  As described in more detail below, the proceeds received to date have been used to repay our existing bank loans and notes and fund our ongoing construction projects.  In addition, the loan proceeds should allow us to use our operating income to fund our working capital needs.

The majority of our customers pay us in installments at various stages of project completion. The percentage of the purchase price due at the various stages varies somewhat between contracts. In our standard sales contract, we receive 60% of the purchase price of a piece of equipment at the time of delivery. Alternatively, some sales contracts provide for 15% due upon signing and 45% due upon delivery. We generally receive an additional 30% of the purchase price when the equipment is installed and runs without problem for 72 hours. However, since our equipment is generally a component of a larger project, there are times that customers do not allow us to install the equipment immediately upon delivery. We generally require the final 10% no less than 18 months following the installation. Moreover, for our customers with restricted capital expenditures, the payment due upon delivery and after installation is occasionally delayed. Due to the global economic crisis, some customers did not strictly adhere to the contractual payment terms.  This increased our accounts receivable, which is discussed in detail below.  Although the payment terms in our standard sales contract result in a long payment cycle, we believe our payment terms are typical in our industry in China and the allowance of bad debts according to our accounting policy is effective and sufficient.

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.  Pursuant to the Company’s accounting policies, the allowance for doubtful accounts is determined by applying a rate of five percent on outstanding accounts receivable.  In addition, the Company uses a specific review process to determine if any additional allowances for doubtful accounts are required.  Bad debts are charged against the allowance when outstanding accounts receivable have been determined to be uncollectible.  We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts and the general condition of the industry.  Due to the difficulty in assessing future trends and the global economic downturn, we could be required to increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible, our cash flow and results of operations are negatively impacted.

Accounts receivable increased from $41.5 million to $54.0 million from December 31, 2008 to December 31, 2009.  The allowance for bad debt provided in accordance with the Company’s accounting policy was $2.8 million at December 31, 2009.  The Company applied a rate of 5% on outstanding accounts receivable, which resulted in an allowance of $1.6 million.  The number of days that sales were outstanding increased in 2009 when compared to 2008; so, the Company made an assessment of its outstanding receivables and provided a specific write off during the year in the amount of $1.9 million to reflect actual unrecoverable amounts.  Although the Company’s results of operations were adversely impacted by the global economic slowdown in 2008 and in the first half of 2009, the Company is experiencing a recovery and it believes that its customers will make payments on their outstanding balances.

In order to manage this increase in accounts receivable, we have employed additional resources in collecting on outstanding accounts receivable and have aligned more closely sales commissions with the collection on sales. The accounts receivable balance increased by $12.48 million, with a corresponding increase in days sales outstanding of 93 days, at December 31, 2009 compared to December 31, 2008.  This increase resulted primarily from delayed payments from our major customers.  Our major customers, particularly state-owned steel companies and power generating companies, delayed their payments to the Company due to the economic slow down and the resulting restrictions on their cash.  This resulted in a significant increase in days sales outstanding for our accounts receivable.  In addition, most of our major customers demanded lower prepayments and progress billings and longer payment terms.  All of these fadctors negatively affected the Company’s operating cash flow.

At December 31, 2009, we had $4.68 million in other receivables, which is an increase of approximately $2.97 million compared to the balance at December 31, 2008.

We also had advances to suppliers of $24.62 million at December 31, 2009, which increased by $4.34 million compared to the balance at December 31, 2008.  The increase was mainly due to significant payments made during the year 2009 to suppliers for electrical power generators and raw materials.  We typically need to place a deposit in advance with our suppliers on a portion of the purchase price, and for some suppliers, we must maintain a deposit for future orders.

We had inventory turnover of 7.10 times and 12.84 times for the year ended December 31, 2009 and December 31, 2008, respectively.  We calculate inventory turnover as sales divided by average inventory.  Inventory increased $987,021 in raw materials, $4.25 million in work in progress and decreased $194,561 in finished goods for the year ended December 31, 2009.  The raw materials increase resulted from the Company’s effort to increase desired stock levels to take advantage of decreased steel prices during 2009 and to increase production level.

Net cash used in operating activities for 2009 was approximately $15.42 million, as compared to approximately $5.48 million used in 2008. This change was primarily due to a decrease in net operating income coupled with an increase in receivables with a relatively long collection period and increased advances to suppliers, but partially offset by an increase in customer deposits.

Net cash provided in investing activities in 2009 was approximately $2.92 million, as compared to approximately $16.83 million used in 2008.  This change was mainly a result of a decrease in restricted cash.

Net cash provided by financing activities in 2009 was approximately $9.93 million, as compared to approximately $19.95 million provided in 2008.  This change was primarily due to the proceeds raised from the exercise of warrants by investors in 2008.

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

Bank Loans Generally

As of December 31, 2009, we had banking facilities in the form of bank loans and loan facilities from other non-bank entities totaling approximately $46.76 million (based on an exchange rate of 6.83720 RMB per 1 U.S. dollar).  The Company had no availability under its bank facilities and loan facilities as of December 31, 2009.  Information regarding these loans is set forth below in US $.

				Interest	At	At
				Rate Per	December 31,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2009	2008
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/20/2009	8.96%	$-	$729,479
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/22/2009	8.96%	-	729,479
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/25/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/27/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/29/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/4/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/23/2009	8.96%	-	583,584
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/26/2009	8.96%	-	1,167,168
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/24/2009	8.96%	-	1,167,168
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	3,656,467	-
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	804,423	-
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	1,608,846	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	7,312,935	-
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	4.425%	833,675	-
subtotal					14,216,346	7,294,798

Wuhan Blower	Notes Payable	China Minsheng Banking Corp., Ltd.	1/22/2009		-	1,458,959
Wuhan Blower	Notes Payable	Citic Industrial Bank	3/27/2009		-	3,647,399
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		-	1,313,064
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	3/2/2009		-	1,750,751
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		-	1,313,064
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/10/2009		-	579,760
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/18/2009		-	744,069
Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010		1,828,234	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010		417,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010		1,462,587
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010		731,294
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010		892,178	-
subtotal					5,331,340	10,807,067

Wuhan Generating	Bank Loans	Citic Industrial Bank	3/2/2009	8.22%	-	2,917,919
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	1/7/2009	7.47%	-	1,458,959
Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	1,462,587	-
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	1,462,587	-
Wuhan Generating	Bank Loans	Bank of Communications **	12/23/2010	5.67%	1,462,587	1,458,959
subtotal					4,387,761	5,835,837

Wuhan Generating	Long Term Loan	Standard Chartered Bank	12/17/2012	9.40%	2,925,714	-

Wuhan Blower	Long Term Loan	Standard Chartered Bank	12/16/2013	9.40%	7,094,145	-

Wuhan Sungreen	Notes Payable	Various vendors and individuals	On Demand		13,066	-

Wuhan Generating	Notes Payable	Bank of Communications	6/26/2009		-	2,480,231
Wuhan Generating	Notes Payable	Bank of Communications	1/15/2009		-	1,458,958
Wuhan Generating	Notes Payable	Bank of Communications	1/16/2009		-	4,376,878
Wuhan Generating	Notes Payable	Bank of Communications	6/24/2009		-	4,376,878
Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010		1,462,587	-
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010		1,462,587	-
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010		1,462,587	-
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010		1,462,587	-
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010		1,462,587	-
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010		530,188	-
Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010		917,773	-
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		3,948,985	-
subtotal					12,789,881	12,692,947

total					$46,758,253	$36,630,649

**	In 2008, loan was classified as long-term loan

We plan to either repay this debt as it matures or refinance this debt with other debt.  Our subsidiary, Wuhan Blower, recently financed up to RMB 303,100,000 (approximately $44.4 million) in the form of a bank loan that was used to repay our current bank debt, purchase equipment for Wuhan Generating and complete the capital expenditure investments of Wuhan Sungreen.  Since these proceeds are available to Wuhan Generating to complete its construction projects, the Company can use the funds generated from operations for working capital.

Loan Facility with Standard Chartered Bank

On November 11, 2009, Wuhan Blower, Wuhan Generating and Wuhan Sungreen (collectively, the “Borrowers”) entered into a Loan Agreement with Standard Chartered Bank (China) Limited, Guangzhou Branch (the “Standard Chartered”).  The Loan Agreement provides for a loan facility totaling RMB 303,100,000 (approximately $44.4 million) in senior secured debt financing consisting of a term loan facility for up to RMB 211,600,000 (approximately $31.0 million) (the “Tranche A Loan”) and a term loan facility for up to RMB 91,500,000 (approximately $13.4 million) (the “Tranche B Loan,” together with the Tranche A Loan, the “Loans”).  The Tranche A Loan was used primarily to repay the existing bank debts of Wuhan Blower and Wuhan Generating and to purchase equipment for Wuhan Generating.  The Tranche B Loan will be used primarily to facilitate the capital expenditure investments of Wuhan Sungreen.

As of December 31, 2009, the Company had used approximately $10.02 million under the Tranche A Loan and approximately $4.44 million under a bridge loan with Standard Chartered.  As of December 31, 2009, the Company had under the Tranche A Loan and Tranche B Loan unused amounts of approximately $20.93 million and $13.38 million, respectively.  The Company also had approximately $1.41 million unused under the bridge loan with Standard Chartered.  These unused amounts are not available to the Company until the Company meets certain conditions.  As of January 29, 2010, the Company received an additional amount of approximately $13.03 million under the Tranche A Loan.

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

The Tranche A Loan bears interest at a fixed rate of 9.40%.  The interest rate of the Tranche B Loan will be either a fixed rate or floating rate plus margin, to be determined at the time of the first drawdown.  The Borrowers also must pay to Standard Chartered, who also serves as the facility agent, an annual commitment fee of 3%, which is to be paid monthly while the Loans are available.

Subject to certain conditions, the Borrowers may voluntarily prepay the Loans with a prepayment fee.  The Borrowers are subject to a mandatory prepayment of the Loans if the Borrowers obtain any new debt financing, dispose of certain assets, distribute dividends or change control, among other circumstances.

The Loan Agreement contains covenants, which include, among others: limitation on the incurrence of additional indebtedness; limitation on guarantees, liens, investments, sale of assets, mergers, change of control and capital expenditures; and maintenance of specified financial ratios.  So long as any amount is outstanding under the Loans, (1) the Borrowers must maintain a Loan to Value Ratio of 75% through June 2010 and 65% thereafter and (2) Wuhan Blower must maintain (i) a ratio of total debt to EBITDA of less than certain amounts that range from 3.0 to 3.5 during 2009 and 2010 and 2.5 in 2011 and (ii) total revenues must exceed certain amounts that range between RMB 600,000,000 (approximately $87.9 million) to RMB 750,000,000 (approximately $109.9 million) from 2009 through 2011.  The Company was in compliance with all loan covenants as of December 31, 2009, except that the Company did not comply with the days accounts receivable ratio covenant in its loan agreement with Standard Chartered.  This ratio is calculated by dividing the Company’s 2009 revenue by 360 and then dividing that number into accounts receivable.  At December 31, 2009, the Company’s days account receivable ratio was 209, which was above the maximum of 180 provided in the Standard Chartered loan agreement.  The Company has requested a waiver from Standard Chartered for this noncompliance.  Based on the Company's conversations with Standard Chartered, the Company does not believe that Standard Chartered will take any adverse action against the Company for noncompliance with this financial covenant.

The Tranche B Loan is subject to additional conditions, including the completion of syndication of at least RMB 80,000,000 (approximately $11.7 million) under the Tranche A Loan and the Borrowers maintaining a ratio of total debt to consolidated EBITDA of less than 2.9 and total annual revenues of at least RMB 600,000,000 (approximately $87.9 million).

As a condition to the Loans, the Borrowers granted to Standard Chartered a security interest in substantially all of their assets, including, among other things, mortgages over land use rights and ownership of buildings, factories and equipment, pledge of shares, existing and future account receivables that exceed certain amounts and registered trademarks.  In addition, each of the Borrowers agreed to provide financial and other information within certain time frames, including audited financial statements within 90 calendar days after the end of each fiscal year and unaudited financial statements within 15 calendar days after the end of each fiscal quarter.  Each of the Borrowers and guarantors also agreed, among other things, that there will be no material changes in the senior officers or board of directors without the prior written consent of Standard Chartered, and all related party transactions will be at arm’s-length.

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

In connection with the Loan Agreement, the Borrowers entered into an agreement with Standard Chartered Corporate Advisory Co. (Beijing), Ltd. (the “Advisor”) for certain advisory and management services.  Under this agreement, the Borrowers agreed to pay to the Advisor a management fee of 1% of the net gross revenues of the Borrowers in connection with the Tranche B Loan.  This management fee remains valid and payable until one year after the maturity date of the Loans.  In addition, the Borrowers have agreed to pay to the Advisor an advisory fee of 8% of the Loans.  This description of the agreement is qualified in its entirety by reference to the Consulting Service Agreement, which is being filed as Exhibit 10.20 to this Annual Report on Form 10-K.

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

The Company modified the presentation of the statement of cash flows for the year ended December 31, 2008.  The change is related to the purchase of the Sukong Assets.  The purchase was previously presented as an all cash transaction.  The restated presentation shows that a significant portion of the total purchase price was a non-cash transaction where the Company transferred certain advances to suppliers and receivables without recourse valued at $20,064,965 to the seller in exchange for the Sukong Assets.  The Company also reclassified inventory related to the Huangli Project which was a correction of a classification error.  The amount of $2,188,439 was previously classified in the construction-in-progress at December 31, 2008.  The Company has moved the amount to the inventory account, and it has been subcategorized as raw materials.  The reclassification caused a decrease in construction in progress and a corresponding increase in the inventory accounts.  The related total of current assets increased while the total of non-current assets decreased.  Total assets remained unchanged.  Net cash sourced from operations was previously $16,776,026.  The restated presentation shows net cash used in operations is $5,477,378.  The net cash used in investing activities was previously $39,087,376.  The restated presentation shows cash used in investing activities as $16,833,972. The Company’s earnings for the year ended December 31, 2008 were unaffected by the change in presentation caused by the non-cash investing activity related to the Sukong Assets and the reclassification of inventory related to the Huangli Project.  In accordance with SFAS 154 Accounting Changes and Error Corrections, the revision is accounted for as a correction of error by the Company.  The Company did not make any adjustment to its general ledger accounts.  The restatement was limited to the presentation of the statement of cash flows.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, UFG, Wuhan Blower, Wuhan Generating and Wuhan Sungreen.  Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

Economic and Political Risks

The Company’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years.  These estimates and assumptions include, but are not limited to, the valuation of accounts receivable and inventories, deferred income taxes, warranty liability and the estimation of useful lives of property, plant and equipment.  Actual results could differ from these estimates.

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

Annually, the Company reviews the intangible assets for impairment, in accordance with ASU 350 Impairment of Long-Lived Assets.  The Company considers whether the estimated future benefits of the technical licenses and trademarks will be fully realized over the course of their estimated useful lives.  If the technical licenses become obsolete, or trademarks are unsuccessfully defended against infringement by third-parties, the Company will consider future cash flows and relevant factors to quantify the level of impairment and record impairment adjustments accordingly.  The Company has not yet recognized any impairment upon the intangible assets.

Land Use Rights

The Company carries land use rights at cost less accumulated amortization.  Land use rights are amortized straight-line over the useful life of 50 years for the Wuhan Blower and Wuhan Generating campus, and of 30 years for the Wuhan Sungreen campus.

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type.  Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale.  The Company considers annually whether these assets are impaired.  The Company makes its determinations based on various factors that impact those assets.  For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future.  Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company.  Equipment used for production, which undergo regular maintenance, is assessed annually.  The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company.  Based on its review, the Company believes that, as of December 31, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

The Company believes that cash flows generated by its ongoing business, which incorporates significant use of the long-lived assets of the Company, provide sufficient profit so that it is unnecessary to record any impairment charges.  The Company believes that current annual provision of depreciation and amortization provides sufficient expense related to the use of the long-lived assets carried on the Company’s books.

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

Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue represents the invoiced value of goods, net of the value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

Revenue from “Turn-Key” construction projects is recognized using the percentage-of-completion method of accounting and therefore takes into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer or until pricing is agreed upon by the customer.  The Company has not filed any claims against its customers for loss or delays caused by the customers.

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

Selling Expenses

Selling expenses are comprised of outbound freight, client entertainment, commissions, depreciation and travel and lodging expenses.

General & Administrative Expenses

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as the finance department, administrative staff, and depreciation and amortization expense.

Research and Development

The Company expenses all research and development costs as incurred.

Shipping and Handling

Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs billed to customers are recognized as revenue and shipping and handling costs incurred by the Company are included in cost of sales.

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

Exchange Rates	December 31, 2009	December 31, 2008
Year-end RMB: US$ exchange rate	6.83720	6.85420
Average 12 month RMB: US$ exchange rate	6.84088	6.96225

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Income Taxes

The Company uses the accrual method of accounting to determine income taxes for the year. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

Effective January 1, 2009, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, PRC government has established a set of transition rules to allow enterprises that had already started tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized. For the year ended December 31, 2009, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

Statutory Reserve

In accordance with PRC laws, statutory reserve refers to the appropriation from net income, to the account “statutory reserve” to be used for future company development, recovery of losses, and increase of capital, as approved, to expand production or operations.  PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit.  Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.  The Company cannot pay dividends out of statutory reserves or paid in capital registered in PRC.

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

Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payable, dividend payable, accrued liabilities, and long-term liabilities. The recorded values of cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payable, dividend payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of long-term liabilities approximate their fair values, as interest approximates market rates.

Retirement Plan

The employees of the Company participate in the defined contribution retirement plans managed by the local government authorities whereby the Company is required to contribute to the schemes at fixed rates of the employees’ salary. The Company’s contributions to this plan are charged to profit or loss when incurred. The Company has no obligations for the payment of retirement and other post-retirement benefits of staff other than the contributions described above.

 Recent Accounting Pronouncements:

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 does not significantly change the types of subsequent events that an entity reports, but it requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual reporting requirements ending after June 15, 2009. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASU 2009-01”). ASU 2009-01 established the Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification supersedes all prior non-SEC accounting and reporting standards. Following ASU 2009-01, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. ASU 2009-01 also modifies the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption was not permitted. The adoption of this standard did not have an impact on the financial position, results of operations or cash flows of the Company.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 addresses concerns in situations where there may be a lack of observable market information to measure the fair value of a liability, and provides clarification in circumstances where a quoted market price in an active market for an identical liability is not available. In these cases, reporting entities should measure fair value using a valuation technique that uses the quoted price of the identical liability when that liability is traded as an asset, quoted prices for similar liabilities, or another valuation technique, such as an income or market approach. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period subsequent to August 2009 and the adoption of this update is not expected to have a material impact on the financial position, results of operations, or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the application and disclosure requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement 125 (“SFAS 140”), removes the concept of a “qualifying special purpose entity” from SFAS 140 and removes the exception from applying FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46(R)”) to qualifying special purpose entities. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The adoption of this standard is not anticipated to have a material impact on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements where products or services are accounted for separately rather than as a combined unit, and addresses how to separate 71 deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing GAAP requires an entity to use vendor-specific objective evidence (“VSOE”) or third-party evidence of a selling price to separate deliverables in a multiple-deliverable selling arrangement. As a result of ASU 2009-13, multiple-deliverable arrangements will be separated in more circumstances than under current guidance. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price will be based on VSOE if it is available, on third-party evidence if VSOE is not available, or on an estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also requires that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of the deliverable on a stand-alone basis, and increases the disclosure requirements related to an entity’s multiple-deliverable revenue arrangements. ASU 2009-13 must be prospectively applied to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Entities may elect, but are not required, to adopt the amendments retrospectively for all periods presented. The Company expects to adopt the provisions of ASU 2009-13 on January 1, 2011 and does not believe that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 replaces the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities. The provisions of ASU 2009-17 are to be applied beginning in the first fiscal period beginning after November 15, 2009. The Company adopted ASU 2009-17 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The provisions of ASU 2010-02 will be effective for the first reporting period beginning after December 13, 2009. The Company adopted the provisions of ASU 2010-02 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted the provisions of ASU 2010-06 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are included on pages F-1 to F-36 immediately following the signature page.  As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide supplementary financial data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. Therefore, our management concluded that our disclosure controls and procedures were not effective.  We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which is described below.

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

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this evaluation, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, we concluded that we had material weaknesses in our internal control over financial reporting as of December 31, 2009.  The following is a description of each deficiency or weakness with respect to our internal control over financial reporting identified in connection with the management evaluation and the remediation initiatives that we have implemented or intend to implement in the near future.

1)
The Company does not have a comprehensive framework for risk evaluation and assessment at the subsidiary level.  The Company also has not established a separate risk assessment department to assess the Company’s internal and external risks from a global perspective.

Remediation Initiative

We plan to establish risk assessment and evaluation policies and procedures at the subsidiary level to promote a more comprehensive framework for evaluating risks within the Company.  In addition, we plan to establish a separate risk management department, which will enhance the function of our newly created internal audit department by providing regular analysis on risk assessment and implementing any necessary remedies.  The risk management department will report directly to management.

2)
The current accounting staff lacks sufficient depth, skill and experience with U.S. GAAP reporting.  Further, the Company must establish an internal audit department that reports to the Audit Committee.

Remediation Initiative

We are seeking additional accountants experienced in several key areas of accounting, including persons with experience in U.S. GAAP and SEC financial reporting requirements.  We are providing regular training to our accounting staff regarding U.S. GAAP reconciliation and disclosures in financial reports. We also are in the process of establishing an internal audit department for the Company.

3)	The Company lacks a formal information technology department to manage the Company’s information technology operations and risk assessment framework.

Remediation Initiative

We plan to establish a formal information technology department with clearly defined functions.

4)	The Company does not systematically maintain records of its new and existing customers. This prevents the Company from properly managing its client relations.

           Remediation Initiative

We plan to create a comprehensive customer evaluation form and will enforce documentation retention procedures to ensure proper customer information is maintained and updated in a secured database.  The evaluation form will allow the Company to collect information on its customers, including information on the customer’s business background and credit worthiness.

5)	The Company does not keep invoices or other records for its customers. This prevents the Company from effectively managing its customer accounts.

Remediation Initiative

We plan to create an account statement, which we will send to our customers to confirm orders. We will keep a copy of these statements for our records.

6)	The Company does not regularly evaluate the collectability of its outstanding accounts receivable and other receivables. This may result in an inaccurate estimation of the Company’s total receivables.

Remediation Initiative

We plan to evaluate and analyze all of our material outstanding accounts receivable and other receivables on a regular basis.

Because material weaknesses exist, management concluded that the Company’s internal control over financial reporting as of December 31, 2009 was not effective.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the year ended December 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders in the section entitled “Auditor Fees” and is incorporated by reference.

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

10.4	Lock-Up Agreement dated February 7, 2007 between the Company and Fame Good International Limited (incorporated herein by reference to Exhibit 10.6 to our Form 8-K filed on February 13, 2007)

10.5
License and Technical Assistance Agreement, dated July 5, 2005, between Wuhan Blower Co., Ltd. and Mitsubishi Heavy Industries, Ltd. (incorporated herein by reference to Exhibit 10.7 to our Form 8-K filed on February 13, 2007)

10.6
Technology Development Agreement, dated August 1, 2006, between Wuhan Blower Co., Ltd. and Huazhong University of Science and Technology (incorporated herein by reference to Exhibit 10.20 to our Form 8-K filed on February 13, 2007)

10.7†	Employment Agreement, dated October 8, 2006, between Wuhan Blower Co., Ltd. and Jin Qihai (incorporated herein by reference to Exhibit 10.21 to our Form 8-K filed on February 13, 2007)

10.8†	Employment Agreement, dated February 15, 2006, between Wuhan Blower Co., Ltd. and Ge Zengke (incorporated herein by reference to Exhibit 10.23 to our Form 8-K filed on February 13, 2007)

10.9†	Employment Agreement between the Company and Philip Lo (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on March 16, 2010)

10.10
Construction Agreement, dated March 28, 2006, between Hubei Gongchuang Real Estate Co., Ltd. and Hubei Huadu Construction Co., Ltd. (incorporated herein by reference to Exhibit 10.19 to our Form 8-K filed on February 13, 2007)

10.11
Construction Contract (Turbine Manufacturing Facilities) between Wuhan Generating Equipment Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 10-QSB filed on November 14, 2007)

10.12
Supplementary Agreement to Construction Contract (Turbine Manufacturing Facilities), dated March 21, 2007, between Wuhan Blower Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 10-QSB filed on November 14, 2007)

10.13
Construction Contract (Administrative Building for Turbine Facilities), dated March 26, 2007, between Wuhan Generating Equipment Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to our Form 10-QSB filed on November 14, 2007)

10.14
Construction Contract for Thermal Electric Plant, dated July 8, 2007, between Wuhan Generating Equipment Co., Ltd. and Jiangsu Huangli Paper Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.4 to our Form 10-QSB filed on November 14, 2007)

10.15†	Wuhan General Group (China), Inc. 2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on December 6, 2007)

10.16†	Form of Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed on December 6, 2007)

10.17†	Form of Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed on December 6, 2007)

10.18†	Wuhan General Group (China), Inc. Outside Director Compensation Package (incorporated herein by reference to Exhibit 10.4 to our Form 8-K filed on December 6, 2007)

10.19
Loan Agreement, dated November 11, 2009, by and among Wuhan Blower Co., Ltd., Wuhan Generating Equipment Co., Ltd. and Wuhan Sungreen Machinery Equipment Manufacturing Co., Ltd. as borrowers, Standard Chartered Bank (China) Limited, Guangzhou Branch as lender, facility agent and security agent, and Wuhan General Group (China), Inc., Universe Faith Group Limited and Mr. Xu Jie as guarantors (translation) (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on November 17, 2009)

10.20*	Consulting Service Agreement, dated November 11, 2009, by and among Wuhan Blower Co., Ltd. and Standard Chartered Corporate Advisory Co. (Beijing), Ltd. as advisor (translation)

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to our Form 8-K filed on March 14, 2008)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WUHAN GENERAL GROUP (CHINA), INC.

Date: March 31, 2010	By:	/s/ Xu Jie
Name: Xu Jie
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Xu Jie	President, Chief Executive	March 31, 2010
Xu Jie	Officer and Director (principal executive officer)

/s/ Philip Lo	Chief Financial Officer	March 31, 2010
Philip Lo	(principal financial and accounting officer)

/s/ Ge Zengke	Director	March 31, 2010
Ge Zengke

/s/ Huang Zhaoqi	Director	March 31, 2010
Huang Zhaoqi

/s/ David K. Karnes	Director	March 31, 2010
David K. Karnes

/s/ Brian Lin	Director	March 31, 2010
Brian Lin

/s/ Shi Yu	Director	March 31, 2010
Shi Yu

/s/ Zheng Qingsong	Director	March 31, 2010
Zheng Qingsong

Wuhan General Group (China), Inc.

Audited Financial Statements

December 31, 2009 and 2008

(Stated in US Dollars)

Wuhan General Group (China), Inc.

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Wuhan General Group (China), Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wuhan General Group (China), Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Samuel H. Wong & Co., LLP
South San Francisco, California	Samuel H. Wong & Co., LLP
March 21, 2010	Certified Public Accountants

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At December 31, 2009 and 2008
(Stated in US Dollars)

		At December 31,	At December 31,
	Note	2009	2008
ASSETS
Current Assets
Cash	2(e)	$407,394	$2,817,503
Restricted Cash	3	7,759,971	13,180,640
Notes Receivable	4	28,520	-
Accounts Receivable	2(f),5	53,962,201	41,486,856
Other Receivable		4,684,372	1,719,083
Inventory	2(g),6	15,630,470	10,583,906
Advances to Suppliers		24,616,120	20,274,473
Advances to Employees	7	342,829	189,516
Prepaid Expenses		928,629	92,279
Prepaid Taxes		546,050	604,610
Deferred Tax Asset		749,031	-
Total Current Assets		109,655,587	90,948,867
Non-Current Assets
Real Property Available for Sale		1,103,113	1,100,376
Property, Plant & Equipment, net	2(h),8	32,908,334	22,274,551
Land Use Rights, net	2(j),9	12,073,139	12,297,429
Construction in Progress	10	17,864,257	28,087,572
Intangible Assets, net	2(i),11	212,798	363,574
Total Assets		$173,817,228	$155,072,368

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Bank Loans & Notes	12	35,276,347	35,171,690
Accounts Payable		8,049,057	8,420,678
Taxes Payable		3,169,948	1,109,548
Other Payable	13	4,228,042	7,708,323
Dividend Payable		727,129	193,804
Accrued Liabilities	14	3,524,388	2,805,558
Customer Deposits		4,696,719	4,614,370
Total Current Liabilities		59,671,630	60,023,971

Long Term Liabilities
Bank Loans and Notes	12	11,481,906	1,458,959
Total Liabilities		71,153,536	61,482,930

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At December 31, 2009 and 2008
(Stated in US Dollars)

		At December 31,	At December 31,
Stockholders' Equity	Note	2009	2008
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,241,453 and 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at December 31, 2009 and 2008, respectively	15	624	624
Additional Paid in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid in Capital - Warrants		3,484,011	3,687,794
Additional Paid in Capital - Beneficial Conversion Feature		6,371,547	6,371,546
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 and 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at December 31, 2009 and 2008, respectively	15	635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital - Warrants		2,274,181	2,274,181
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 25,351,950 and 24,752,802 Shares Issued & Outstanding at December 31, 2009 and 2008, respectively	15	2,536	2,475
Additional Paid in Capital		29,793,996	28,436,835
Statutory Reserve	2(t),16	4,563,592	3,271,511
Retained Earnings		23,477,239	17,034,243
Accumulated Other Comprehensive Income	2(u)	7,864,065	7,678,329
Total Stockholders' Equity		102,663,692	93,589,438

Total Liabilities & Stockholders' Equity		$173,817,228	$155,072,368

See Accompanying Notes to the Financial Statements and Accountant’s Report

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

		Year ended December 31,	Year ended December 31,
	Note	2009	2008
Sales	2(l)	$93,079,755	$118,633,833
Cost of Sales	2(m)	69,720,627	84,442,278
Gross Profit		23,359,128	34,191,555

Operating Expenses
Selling	2(n)	1,606,712	3,346,586
General & Administrative	2(o)	7,595,755	7,753,163
Warranty	2(v),14	371,764	469,586
Total Operating Expenses		9,574,231	11,569,335

Operating Income		13,784,897	22,622,220

Other Income (Expenses)
Other Income		226,798	986,678
Interest Income		341,071	84,525
Other Expenses		(92,132)	(199,621)
Interest Expense		(3,197,789)	(1,990,477)
Stock Penalty for late listing on NASDAQ	15	(1,153,439)	(5,355,233)
Total Other Income (Loss) & Expenses		(3,875,491)	(6,474,128)

Earnings before Taxes		9,909,406	16,148,092

Income Taxes	2(s), 17	1,447,200	-

Net Income		$8,462,206	$16,148,092

Preferred Dividends Declared		727,129	927,102
Series A Constructive Preferred Dividend	22	-	-
Series B Constructive Preferred Dividend	22	-	4,032,656
Income Available to Common Stockholders		$7,735,076	$11,188,335

Earnings Per Share	18
Basic		$0.31	$0.49
Diluted		$0.22	$0.26

Weighted Average Shares Outstanding
Basic		25,176,026	22,675,532
Diluted		37,810,439	47,085,048

See Accompanying Notes to the Financial Statements and Accountant’s Report

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

	Year ended December 31,	Year ended December 31,
	2009	2008
Comprehensive Income
Net Income	$8,462,206	$16,148,092
Other Comprehensive Income
Foreign Currency Translation Adjustment	185,736	4,327,623
Total Comprehensive Income	$8,647,942	$20,475,715
See Accompanying Notes to the Financial Statements and Accountant’s Report

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2009 and 2008
 (Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2008	10,287,554	1,029	13,466,990	6,572,334	10,501,982	-	-	-	-	-	19,712,446	1,971	12,349,602	633,771	8,483,648	3,350,706	55,362,033
Issuance of Preferred Stock for Cash				(1,860,866)		6,369,078	637	12,667,526	2,274,181	4,032,657					(4,032,657)		13,081,477
Conversion of Series A Preferred Stock	(4,046,101)	(405)	(5,296,575)		(4,130,436)	(15,000)	(2)	(30,368)		(8,963)	4,061,101	406	9,466,342				-
Issuance of Common Stock from Exercise of Series C Warrants				(150,287)							115,361	12	150,275				-
Stock Option Compensation													227,603				227,603
Issuance of Common Stock for Listing Penalties											863,894	86	5,355,147				5,355,233
Cancellation of Remaining J Warrants				(873,387)									873,387
Net Income															16,148,092		16,148,092
Preferred Dividends Declared															(927,102)		(927,102)
Adjustment of Compensation from Liabilities to Equity													14,479				14,479
Appropriations of Retained Earnings														2,637,740	(2,637,740)		-
Foreign Currency Translation Adjustment																4,327,623	4,327,623
Balance, December 31, 2008	6,241,453	$624	$8,170,415	$3,687,794	$6,371,546	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	24,752,802	$2,475	$28,436,835	$3,271,511	$17,034,243	$7,678,329	$93,589,438

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2009 and 2008 (Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2009	6,241,453	$624	$8,170,415	$3,687,794	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	24,752,802	$2,475	$28,436,835	$3,271,511	$17,034,243	$7,678,329	$93,589,438
Penalty Shares Issued											529,787	53	1,153,386				1,153,439
Exercise of C Warrants											69,361	8	(8)				-
Cancellation of Remaining J Warrants				(203,783)									203,783				-
Net Income															8,462,206		8,462,206
Preferred Dividends Declared															(727,129)		(727,129)
Appropriations of Retained Earnings														1,292,081	(1,292,081)		-
Foreign Currency Translation Adjustment																185,736	185,736
Balance, December 31, 2009	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,793,996	$4,563,592	$23,477,239	$7,864,065	$102,663,692

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008
 (Stated in US Dollars)

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2009	2008
Cash Flow from Operating Activities
Cash Received from Customers	$77,692,950	$110,726,349
Cash Paid to Suppliers & Employees	(89,535,620)	(115,284,453)
Interest Received	341,071	84,525
Interest Paid	(3,197,789)	(1,990,477)
Taxes Paid	(943,923)	-
Miscellaneous Receipts	226,798	986,678
Cash Sourced/(Used) in Operating Activities	(15,416,513)	(5,477,378)

Cash Flows from Investing Activities
Cash Released/(Invested in) Restricted Time Deposits	5,420,669	(4,071,775)
Payments for Purchases and Construction of Plant & Equipment	(2,498,470)	(2,155,271)
Purchases of Land Use Rights	-	(10,606,926)
Cash Sourced/(Used) in Investing Activities	2,922,199	(16,833,972)

Cash Flows from Financing Activities
Proceeds from Issuance of Preferred Stock	-	13,081,477
Proceeds from Bank Loans and Notes	45,299,293	13,594,158
(Repayment of Bank Loans and Notes)	(35,171,690)	(5,096,172)
Dividends Paid	(193,804)	(1,632,173)
Cash Sourced/(Used) in Financing Activities	9,933,799	19,947,290

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(2,560,515)	(2,364,060)

Effect of Currency Translation	150,406	4,188,598

Cash & Cash Equivalents at Beginning of Period	2,817,503	992,965

Cash & Cash Equivalents at End of Period	$407,394	$2,817,503

Non-Cash Investing Activity:
Purchase of Sukong Asset through Hubei Gong Chuang Real Estate Co., Ltd.	-	20,064,965
Non-Cash Financing Activity:
Constructive Preferred Stock Dividend	-	4,032,656

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2009	2008
Net Income	$8,462,206	$16,148,092

Adjustments to Reconcile Net Income to
Net Cash Provided by / <Used in> Operating Activities :

Non-Cash Purchase of Sukong Assets		(20,064,965)
Reclassification of prior period stock compensation from liability to equity	-	14,479
Stock Penalties	1,153,439	5,355,233
Stock Compensation	-	227,603
Amortization	407,659	190,192
Depreciation	2,088,002	2,157,143
Decrease/(Increase) in Notes Receivable	(28,520)	1,865,491
Decrease/(Increase) in Accounts Receivable	(12,475,345)	(9,611,445)
Decrease/(Increase) in Other Receivable	(2,965,288)	258,563
Decrease/(Increase) in Inventory	(5,046,563)	(2,687,946)
Decrease/(Increase) in Advances to Suppliers	(4,341,647)	(7,531,343)
Decrease/(Increase) in Advances to Employees	(153,313)	(51,096)
Decrease/(Increase) in Prepaid Expenses	(836,350)	(92,279)
Decrease/(Increase) in Prepaid Taxes	58,560	(347,057)
Decrease/(Increase) in Deferred Tax Asset	(749,031)	-
Increase/(Decrease) in Accounts Payable	(371,621)	3,673,380
Increase/(Decrease) in Taxes Payable	2,060,400	66,165
Increase/(Decrease) in Other Payable	(3,538,783)	4,570,747
Increase/(Decrease) in Related Party Payable	58,503	-
Increase/(Decrease) in Accrued Liabilities	718,830	801,759
Increase/(Decrease) in Customer Deposits	82,349	(420,094)

Total of all adjustments	(23,878,719)	(21,625,470)

Net Cash Provided by Operating Activities	$(15,416,513)	$(5,477,378)

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through its operating subsidiaries Wuhan Blower Co., Ltd. (“Wuhan Blower”), Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating Equipment”), and Wuhan Sungreen Environment Protection Equipment Co., Ltd. (“Wuhan Sungreen”), formerly known as Wuhan Xingelin Machinery Equipment Manufacturing Co., Ltd.  Wuhan Blower is a China-based manufacturer of industrial blowers that principally are components of steam driven electrical power generation plants.  Wuhan Generating Equipment is a China-based manufacturer of industrial steam and water turbines, also principally for use in electrical power generation plants.  Wuhan Sungreen is a China-based manufacturer of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.

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

On December 25, 2008, Wuhan Blower, entered into an Asset Purchase Agreement with Wuhan Gongchuang Real Estate Co., Ltd. (the “Seller”, also known as “Hubei Gongchuang Real Estate Co., Ltd”) pursuant to which Wuhan Blower acquired certain assets owned by Seller, including certain buildings, equipment, land use rights, and construction in progress.  An 8-K filed with the US Securities and Exchange Commission on February 5, 2009 further details the transaction.  Title of the assets purchased under the above agreement has been recorded under Wuhan Sungreen.  Wuhan Blower currently owns 100% beneficial interest in Wuhan Sungreen.  Wuhan Sungreen is incorporated under the laws of the PRC.  The purchased assets have been accounted for on Wuhan Sungreen’s books as contributed capital.

The assets that were purchased from the Seller were re-appraised by an independent appraisal firm Zhuhai GongPingSiYuan Appraising Co Ltd  (“Zhuhai”).  The re-appraisal found that the purchase price of the assets was not materially unfair.  Zhuhai concluded that when the entire construction of the workshop and buildings is completed, the purchase price should be considered fair.  See also Note 8 – Property, Plant, and Equipment.

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
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

The Company modified the presentation of the statement of cash flows for the year ended December 31, 2008.  The change is related to the purchase of Sukong Assets as detailed in Note 1 - Organization and Principal Activities.  The purchase was previously presented as an all cash transaction.  The restated presentation shows that a significant portion of the total purchase price was a non-cash transaction where the Company transferred certain advances to suppliers and receivables without recourse valued at $20,064,965 to the seller in exchange for the Sukong Assets.  The Company also reclassified inventory related to the Huangli Project which was a correction of a classification error.  The amount of $2,188,439 was previously classified in the construction-in-progress at December 31, 2008.  The Company has moved the amount to the inventory account, and it has been subcategorized as raw materials.  The reclassification caused a decrease in construction in progress and a corresponding increase in the inventory accounts.  The related total of current assets increased while the total of non-current assets decreased.  Total assets remained unchanged. Net cash sourced from operations was previously $16,776,026.  The restated presentation shows net cash used in operations is $5,477,378.  The net cash used in investing activities was previously $39,087,376.  The restated presentation shows cash used in investing activities as $16,833,972. The Company’s earnings for the year ended December 31, 2008 was unaffected by the change in presentation caused by the non-cash investing activity related to the Sukong Assets and the reclassification of inventory related to the Huangli project.  In accordance with SFAS 154 Accounting Changes and Error Corrections, the revision is accounted for as a correction of error by the Company.  The Company did not make any adjustment to its general ledger accounts.  The restatement was limited to the presentation of the statement of cash flows.

(b)	Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, UFG, Wuhan Blower, Wuhan Generating Equipment and Wuhan Sungreen.  Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

(c)	Economic and Political Risks

The Company’s operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

(d)	Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting years.  These estimates and assumptions include, but are not limited to, the valuation of accounts receivable and inventories, deferred income taxes, warranty liability and the estimation of useful lives of property, plant, and equipment.  Actual results could differ from these estimates.

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

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

Annually, the Company reviews the intangible assets for impairment, in accordance with ASU 350 Impairment of Long-Lived Assets.  The company considers whether the estimated future benefits of the technical licenses and trademarks will be fully realized over the course of their estimated useful lives.  If the technical licenses become obsolete, or trademarks are unsuccessfully defended against infringement by third-parties, the Company will consider future cash flows and relevant factors to quantify the level of impairment and record impairment adjustments accordingly.  The Company has not yet recognized any impairment upon the intangible assets.

(j)	Land Use Rights

The Company carries land use rights at cost less accumulated amortization.  Land use rights are amortized straight-line over the useful life of 50 years for the Wuhan Blower and Wuhan Generating campus, and of 30 years for the Wuhan Sungreen campus.

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type.  Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale.  The Company considers annually whether these assets are impaired.  The Company makes its determinations based on various factors that impact those assets.  For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future.  Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company.  Equipment used for production, which undergo regular maintenance, are assessed annually.  The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company.  Based on its review, the Company believes that, as of December 31, 2009 and 2008, there were no significant impairments of its long-lived assets.

The Company believes that cash flows generated by its ongoing business, which incorporates significant use of the long-lived assets of the Company, provide sufficient profit so that it is unnecessary to record any impairment charges.  The Company believes that current annual provision of depreciation and amortization provides sufficient expense related to the use of the long-lived assets carried on the Company’s books.

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

•
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue represents the invoiced value of goods, net of the value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

•
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

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

•	Revenue from the rendering of maintenance services is recognized when such services are provided.

•	Provision is made for foreseeable losses as soon as they are anticipated by management.

(m)	Cost of Sales

The Company’s cost of sales is comprised of raw materials, factory worker salaries and related benefits, machinery supplies, maintenance supplies, depreciation, utilities, inbound freight, purchasing and receiving costs, inspection and warehousing costs.

(n)	Selling Expenses

Selling expenses are comprised of outbound freight, client entertainment, commissions, depreciation, and travel and lodging expenses.

(o)	General & Administrative Expenses

General and administrative expenses include outside consulting services, research & development, executive compensation, quality control, and general overhead such as the finance department, administrative staff, and depreciation and amortization expense.

(p)	Research and Development

The Company expenses all research and development costs as incurred.

(q)	Shipping and Handling

Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs billed to customers are recognized as revenue and shipping and handling costs incurred by the Company are included in cost of sales.

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

	December 31,	December 31,
Exchange Rates	2009	2008
Year end RMB : US$ exchange rate	6.83720	6.85420
Average 12-month RMB : US$ exchange rate	6.84088	6.96225

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(s)	Income Taxes

The Company uses the accrual method of accounting to determine income taxes for the year. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

Effective January 1, 2009, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized.  For the year ended December 31, 2009, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

In accordance with PRC laws, statutory reserve refers to the appropriation from net income, to the account “statutory reserve” to be used for future company development, recovery of losses, and increase of capital, as approved, to expand production or operations.  PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit.  Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.  The Company cannot pay dividends out of statutory reserves or paid in capital registered in PRC.

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
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

(x)	Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payable, dividend payable, accrued liabilities, and long-term liabilities. The recorded values of cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payable, dividend payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of long-term liabilities approximate their fair values, as interest approximates market rates.

(y)	Retirement Plan

The employees of the Company participate in the defined contribution retirement plans managed by the local government authorities whereby the Company is required to contribute to the schemes at fixed rates of the employees’ salary. The Company’s contributions to this plan are charged to profit or loss when incurred. The Company has no obligations for the payment of retirement and other post-retirement benefits of staff other than the contributions described above.

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

(z)	Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 does not significantly change the types of subsequent events that an entity reports, but it requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual reporting requirements ending after June 15, 2009. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASU 2009-01”). ASU 2009-01 established the Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification supersedes all prior non-SEC accounting and reporting standards. Following ASU 2009-01, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. ASU 2009-01 also modifies the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption was not permitted. The adoption of this standard did not have an impact on the financial position, results of operations or cash flows of the Company.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 addresses concerns in situations where there may be a lack of observable market information to measure the fair value of a liability, and provides clarification in circumstances where a quoted market price in an active market for an identical liability is not available. In these cases, reporting entities should measure fair value using a valuation technique that uses the quoted price of the identical liability when that liability is traded as an asset, quoted prices for similar liabilities, or another valuation technique, such as an income or market approach. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period subsequent to August 2009 and the adoption of this update is not expected to have a material impact on the financial position, results of operations, or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the application and disclosure requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement 125 (“SFAS 140”), removes the concept of a “qualifying special purpose entity” from SFAS 140 and removes the exception from applying FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46(R)”) to qualifying special purpose entities. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The adoption of this standard is not anticipated to have a material impact on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements where products or services are accounted for separately rather than as a combined unit, and addresses how to separate 71 deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing GAAP requires an entity to use vendor-specific objective evidence (“VSOE”) or third-party evidence of a selling price to separate deliverables in a multiple-deliverable selling arrangement. As a result of ASU 2009-13, multiple-deliverable arrangements will be separated in more circumstances than under current guidance. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price will be based on VSOE if it is available, on third-party evidence if VSOE is not available, or on an estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also requires that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of the deliverable on a stand-alone basis, and increases the disclosure requirements related to an entity’s multiple-deliverable revenue arrangements. ASU 2009-13 must be prospectively applied to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Entities may elect, but are not required, to adopt the amendments retrospectively for all periods presented. The Company expects to adopt the provisions of ASU 2009-13 on January 1, 2011 and does not believe that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 replaces the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities. The provisions of ASU 2009-17 are to be applied beginning in the first fiscal period beginning after November 15, 2009. The Company adopted ASU 2009-17 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The provisions of ASU 2010-02 will be effective for the first reporting period beginning after December 13, 2009. The Company adopted the provisions of ASU 2010-02 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) —Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted the provisions of ASU 2010-06 on January 1, 2010 and does not anticipate that the adoption of this standard will have a material impact on the financial position, results of operations, or cash flows of the Company.

(aa)	Subsequent Event

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustments to the consolidated financial statements.

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

3. RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure banking facilities, which are comprised of loans and notes payables in addition to other collateral.

4. NOTES RECEIVABLE

	At	At
	December 31,	December 31,
	2009	2008
Notes Receivable	$28,520	$-
Less: Allowance for Bad Debts	-	-
	$28,520	$-

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

5. ACCOUNTS RECEIVABLE

	At	At
	December 31,	December 31,
	2009	2008
Total Accounts Receivable-Trade	$56,802,317	$44,619,549
Less: Allowance for Bad Debt	(2,840,116)	(3,132,693)
	$53,962,201	$41,486,856

Allowance for Bad Debts
Beginning Balance	$(3,132,693)	$(1,245,883)
Allowance Provided	(1,573,535)	(1,886,810)
Less: Bad Debt Written Off	1,866,112	-
Ending Balance	$(2,840,116)	$(3,132,693)

6. INVENTORY

	At	At
	December 31,	December 31,
	2009	2008
Raw Materials	$4,938,537	$3,951,516
Work in Progress	8,319,353	4,065,249
Finished Goods	2,372,580	2,567,141
	$15,630,470	$10,583,906

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

7. ADVANCES TO EMPLOYEES

Advances to Employees of $342,829 and $189,516 as of December 31, 2009 and 2008, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts.  These advances are deducted from future sales commissions earned by these salespeople.  In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

At December 31, 2009		Wuhan
	Wuhan	Generating	Wuhan
Category of Asset	Blower	Equipment	Sungreen	Total
Buildings	$13,192,892	$8,692,905	$-	$21,885,797
Machinery & Equipment	1,908,216	12,343,760	2,020,846	16,272,822
Furniture & Fixtures	367,993	16,666	6,607	391,266
Auto	678,290	267,044	7,313	952,647
Other	74,933	-	-	74,933
	16,222,324	21,320,375	2,034,766	39,577,465
Less: Accumulated Depreciation
Buildings	(2,237,889)	(165,239)	-	(2,403,128)
Machinery & Equipment	(811,808)	(2,352,315)	(219,212)	(3,383,335)
Furniture & Fixtures	(278,719)	(6,047)	(1,811)	(286,578)
Auto	(487,616)	(86,651)	(579)	(574,913)
Other	(21,245)	-	-	(21,245)
	(3,837,277)	(2,610,252)	(221,602)	(6,669,131)

Property, Plant, & Equipment, Net	$12,385,047	$18,710,123	$1,813,164	$32,908,334

At December 31, 2008		Wuhan
	Wuhan	Generating	Wuhan
Category of Asset	Blower	Equipment	Sungreen	Total
Buildings	11,011,657	-	-	11,011,657
Machinery & Equipment	1,888,521	10,551,443	1,916,553	14,356,517
Furniture & Fixtures	362,007	13,781	-	375,788
Auto	776,312	260,951	-	1,037,263
Other	74,455	-	-	74,455
	14,112,952	10,826,175	1,916,553	26,855,680
Less: Accumulated Depreciation
Buildings	(1,874,508)	-	-	(1,874,508)
Machinery & Equipment	(632,150)	(1,260,420)	(32,125)	(1,924,695)
Furniture & Fixtures	(221,068)	(3,826)	-	(224,894)
Auto	(501,132)	(49,070)	-	(550,202)
Other	(6,830)	-	-	(6,830)
	(3,235,688)	(1,313,316)	(32,125)	(4,581,129)

Property, Plant, & Equipment, Net	$10,877,264	$9,512,859	$1,884,428	$22,274,551

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
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

The acquired campus of Wuhan Sungreen will house the following buildings when fully built out and complete:

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

In order to complete the campus of Wuhan Sungreen, the Company anticipates incurring approximately an additional $5.13 million (RMB 35,100,000), which is beyond the amount originally committed in the asset purchase agreement.

9. LAND USE RIGHTS

At December 31, 2009		Wuhan
	Wuhan	Generating	Wuhan
Category of Asset	Blower	Equipment	Sungreen	Total
Land Use Rights	$2,199,372	$-	$10,499,810	$12,699,182
Less: Accumulated Amortization	(276,049)	-	(349,994)	(626,043)
Land Use Rights, Net	$1,923,323	$-	$10,149,816	$12,073,139

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

At December 31, 2008		Wuhan
	Wuhan	Generating	Wuhan
Category of Asset	Blower	Equipment	Sungreen	Total
Land Use Rights	$2,117,709	$-	$10,473,768	$12,591,477
Less: Accumulated Amortization	(206,766)	-	(87,282)	(294,048)
Land Use Rights, Net	$1,910,943	$-	$10,386,486	$12,297,429

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

The parcel of land purchased in the asset acquisition and now carried on the books of Wuhan Sungreen total 792,547 square feet (73,630.05 square meters).  The land will be used for Wuhan Sungreen’s office building, workshops, and dormitories.  The land use right will be amortized over 30 years.

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

The assets reported under the construction in progress account relate to various projects at the Company’s operating subsidiaries.  All of the construction projects at Wuhan Blower have been substantially completed. The assets have been into use.  Accordingly, the assets have been moved to the property, plant, and equipment account.  Construction projects as Wuhan Generating include a new workshop, office building and the installation of equipment in the workshop.  The workshop was completed in the beginning of 2009.  All equipment will be fully installed and operational by the end of the second quarter of 2010.  The structure of the office building has been substantially completed; however, the necessary construction of the interior to bring the building into use has been temporarily stopped.  The Company is evaluating its current resources and will provide an expected completion date when it believes sufficient resources will be available to complete the construction.  The construction projects at Wuhan Sungreen include a new workshop and office building.  The Company expects construction on both the workshop and office building to be complete by the end of 2010.

Construction in progress increased by approximately $18.2 million from December 31, 2007 to December 31, 2008.  Approximately $11.0 million of this increase was attributable to the acquisition of construction in progress accounts related to the purchase of Wuhan Sungreen in 2008.  Approximately $7.2 million was attributable to investments in the turbine facility of Wuhan Generating.  Also, during this same period, certain assets that were completed and put into use were moved from the construction in progress account to the property, plant and equipment account.  From December 31, 2008 to December 31, 2009, Construction in Progress decreased by approximately $10.2 million which reflects those assets being moved from construction in progress account to the property, plant & equipment account.

The following table details the assets that are accounted for in the Construction-in-Progress account at December 31, 2009 and December 31, 2008:

		At	At
		December 31,	December 31,
Subsidiary	Description	2009	2008
Wuhan Blower	Blower Workshop	$-	$631,839
Wuhan Blower	Bus Parking	-	4,377
Wuhan Blower	Dormitory	-	20,425
Wuhan Blower	Landscaping	-	4,934
Wuhan Blower	Office Building	-	471,959
Wuhan Blower	Other	-	391,533
Wuhan Blower	Security System	-	292
Wuhan Blower	Street	-	584
Wuhan Blower	Testing Facility	-	11,380
Wuhan Blower	Wall	-	320,468
Wuhan Blower	Warehouse	-	33,518
Wuhan Blower	Badminton Courts	24,133	-
Wuhan Generating	Capitalized Interest	67,561	131,622
Wuhan Generating	Equipment Requiring Installation	2,528,256	3,374,825
Wuhan Generating	Generating Workshop	-	5,745,581
Wuhan Generating	Generating Workshop-Materials	-	2,293,483
Wuhan Generating	Generating Office Building	3,427,899	3,346,449
Wuhan Generating	Miscellaneous	4,429	259
Wuhan Generating	Shipping Costs	-	10,213
Wuhan Sungreen	Landscaping	146,280	145,917
Wuhan Sungreen	Workshop	4,849,588	4,837,559
Wuhan Sungreen	Office Building	5,792,300	5,289,083
Wuhan Sungreen	Utility Systems Setup	1,023,811	1,021,272
		$17,864,257	$28,087,572

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

11. INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	At	At
	December 31,	December 31,
	2009	2008
Category of Asset
Trademarks	$106,038	$145,896
Mitsubishi License	302,888	335,980
Tianyu CAD License	3,958	4,450
Sunway CAD License	16,820	16,778
Microsoft License	12,222	13,934
	441,926	517,038

Less: Accumulated Amortization
Trademarks	(62,160)	(32,827)
Mitsubishi License	(152,862)	(113,599)
Tianyu CAD License	(2,287)	(1,391)
Sunway CAD License	(3,915)	(1,119)
Microsoft License	(7,904)	(4,528)
	(229,128)	(153,464)

Intangible Assets, Net	$212,798	$363,574

The weighted average amortization period for the Company’s intangible assets at December 31, 2009 and 2008 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

12. BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at December 31, 2009 and 2008 for the Company’s bank loans and notes payable.

Subsidiary	Type	Name of Creditor	Due Date	Interest Rate Per Annum	At December 31, 2009	At December 31, 2008
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/20/2009	8.96%	$-	$729,479
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/22/2009	8.96%	-	729,479
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/25/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/27/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/29/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/4/2009	8.96%	-	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/23/2009	8.96%	-	583,584
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/26/2009	8.96%	-	1,167,168
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/24/2009	8.96%	-	1,167,168
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	3,656,467	-
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	804,423	-
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	1,608,846	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	7,312,935	-
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	4.425%	833,675	-
subtotal					14,216,346	7,294,798

Wuhan Blower	Notes Payable	China Minsheng Banking Corp., Ltd.	1/22/2009		-	1,458,959
Wuhan Blower	Notes Payable	Citic Industrial Bank	3/27/2009		-	3,647,399
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		-	1,313,064
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	3/2/2009		-	1,750,751
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		-	1,313,064
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/10/2009		-	579,760
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/18/2009		-	744,069
Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010		1,828,234	-

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010		417,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010		1,462,587
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010		731,294
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010		892,178	-
subtotal					5,331,340	10,807,067

Wuhan Generating	Bank Loans	Citic Industrial Bank	3/2/2009	8.22%	-	2,917,919
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	1/7/2009	7.47%	-	1,458,959
Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	1,462,587	-
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	1,462,587	-
Wuhan Generating	Bank Loans	Bank of Communications **	12/23/2010	5.67%	1,462,587	1,458,959
subtotal					4,387,761	5,835,837

Wuhan Generating	Long Term Loan	Standard Chartered Bank	12/17/2012	9.40%	2,925,714	-

Wuhan Blower	Long Term Loan	Standard Chartered Bank	12/16/2013	9.40%	7,094,145	-

Wuhan Sungreen	Notes Payable	Various vendors and individuals	On Demand		13,066	-

Wuhan Generating	Notes Payable	Bank of Communications	6/26/2009		-	2,480,231
Wuhan Generating	Notes Payable	Bank of Communications	1/15/2009		-	1,458,958
Wuhan Generating	Notes Payable	Bank of Communications	1/16/2009		-	4,376,878
Wuhan Generating	Notes Payable	Bank of Communications	6/24/2009		-	4,376,878
Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010		1,462,587	-
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010		1,462,587	-
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010		1,462,587	-
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010		1,462,587	-
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010		1,462,587	-
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010		530,188	-

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010	917,773	-
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010	3,948,985	-
subtotal				12,789,881	12,692,947

total				$46,758,253	$36,630,649

**	In 2008, loan was classified as long-term loan

Banking facilities extended by the CITIC Industrial Bank, Bank of Communication, Guangdong Development Bank and Agricultural Bank of China were secured by the Company’s mortgage of real property.

The Bank of China Loan is collateralized by the technical license with Mitsubishi.

Certain notes payable, as indicated above, do not have a stated rate of interest.  These notes are payable on demand to the Company’s creditors.  The creditors have given extended credit terms secured by pledge of the Company’s restricted cash.

In 2009, Standard Chartered Bank granted the Company credit facilities in the amount of $50,181,361.  The Company may borrow at a fixed rate set by the bank. The credit facilities are secured by the Company’s mortgage of real property, property, plant and equipment, land use rights, assignment of accounts receivable, and trademarks.

Credit Facilities from Standard Chartered Bank at December 31, 2009:

	Used	Unused	Total Facility
Tranche A	$10,019,319	$20,929,022	$30,948,341
Tranche B	-	13,382,671	13,382,671
Notes Payable	4,439,162	1,411,186	5,850,348
Total	$14,458,481	$35,722,880	$50,181,361

Subsequent to December 31, 2009, Standard Chartered Bank disbursed funds under its loan agreement to the Company’s subsidiaries as detailed in the table below:

Additional Amount Disbursed under Tranche A

Borrowing Subsidiary	Disbursement Date	USD Amount
Wuhan Blower	1/29/2010	$4,255,530
Wuhan Blower	1/29/2010	7,312,935
Wuhan Generating	1/29/2010	1,462,587
		$13,031,052

As of January 29, 2010, the Company’s outstanding principal and repayment schedule under its loan agreement with Standard Chartered Bank are detailed below:

Principal Due	Blower	Generating	Sungreen	Total
2010	$4,439,162	$-	$-	$4,439,162
2011	3,732,522	877,552	-	4,610,074
2012	14,930,088	3,510,209	-	18,440,297
	$23,101,772	$4,387,761	$-	$27,489,533

The Company’s loan agreement with Standard Chartered Bank contains covenants, which include, among others: limitation on the incurrence of additional indebtedness; limitation on guarantees, liens, investments, sale of assets, mergers, change of control and capital expenditures; and maintenance of specified financial ratios.  The Company filed a copy of this loan agreement with the U.S. Securities and Exchange Commission on November 17, 2009.

The Company was in compliance with all loan covenants as of December 31, 2009, except that the Company did not comply with the days accounts receivable ratio covenant in its loan agreement with Standard Chartered.  This ratio is calculated by dividing the Company’s 2009 revenue by 360 and then dividing that number into accounts receivable.  At December 31, 2009, the Company’s days account receivable ratio was 209, which was above the maximum of 180 provided in the Standard Chartered loan agreement.  The Company has requested a waiver from Standard Chartered for this noncompliance.  Based on the Company's conversations with Standard Chartered, the Company does not believe that Standard Chartered will take any adverse action against the Company for noncompliance with this financial covenant.

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

13. OTHER PAYABLE

The Company included certain accruals in “Other Payable” for value added tax invoices yet to be received from vendors, who have already delivered the goods or services.  The following table details the Company’s Other Payable line items at December 31, 2009:

Vendor	Description	Amount
Hubei Gong Chuang	Purchase of Sukong Assets	777,475
Hubei Delisen Technology Co., Ltd.	Transportation costs	585,034
Wuhan Xiuma Technology Co., Ltd.	Transportation costs	585,034
Yu, Shijing	Regular business expenses that have yet to be reimbursed	438,776
Qiao, Cunwu	Regular business expenses that have yet to be reimbursed	201,402
Wuhan Pengmai Motor Transport Co., Ltd.	Transportation costs	192,147
Wuhan Sanhe Vehicle Service Co., Ltd.	Transportation costs	140,969
Wuhan Longyang Logistics Co., Ltd	Transportation costs	112,624
Various Vendors	Miscellaneous cost and expenses of amounts less than $100,000	1,194,581
		$4,228,042

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

14. WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet under Accrued Liabilities.  The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary.  The Company’s typical sales contracts provide for a warranty period of 12-24 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the years ended December 31 2009 and 2008:

	December 31,	December 31,
	2009	2008
Balance at beginning of period	$1,154,613	$1,541,771
Adjustment		-
Accruals for current & pre-existing warranties issued during period	371,764	469,586
Less: Settlements made during period	(57,019)	(60,291)
Less: Reversals and warranty expirations	-	(796,453)
Balance at end of year	$1,469,358	$1,154,613

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

15. CAPITALIZATION

At December 31, 2009, the Company’s outstanding securities are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	25,351,950	N/A	N/A
Series A Preferred	6,241,453	2/7/2007	N/A
Series B Preferred	6,354,078	9/5/2009	N/A
Series A Warrants	6,172,531	2/7/2007	2/6/2012
Series B Warrants	3,821,446	2/7/2007	2/6/2012
Series C Warrants	635,710	2/7/2007	2/6/2017
Series AA Warrants	617,253	2/7/2007	2/6/2017
Series BB Warrants	382,145	2/7/2007	2/6/2017
Series JJ Warrants	636,908	2/7/2007	2/6/2017
Series J Warrants	-	2/7/2007	11/7/2008
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	1/2/2008	1/2/2018
Total Shares on Fully Diluted Basis	50,293,474

Series A Convertible Preferred Stock

The Preferred Stock is convertible into shares of the Company’s common stock on a one-for-one basis.  Holders of Preferred Stock are entitled to a dividend equal to 5% per annum of the amount invested, subject to adjustment.  These dividends are payable quarterly.  In the event of a voluntary or involuntary liquidation, holders of preferred stock are entitled to a liquidation preference of $2.33 per share.  This amount is in excess of the stock’s par value of $0.0001.  The convertible preferred stock is cumulative, non-participating, and non-redeemable, and as such, there is no related sinking fund.  On or after February 5, 2010, the Series A Convertible Preferred Stock will be mandatorily converted into common stock if the Company’s common stock achieves certain price and volume requirements.

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

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

In accordance to EITF 00-27 and EITF 98-5, the Company accounted for the modification of the Series J warrants as capital transaction because the modification of the warrants was concurrent with the Company’s investors contributing more working capital to the Company through the exercise of the Series J warrants.  In consideration of SFAS 123(R), the Company does not believe there is additional incremental value that should be charged to earnings because the fair value assigned to the Series B Convertible Preferred Stock was less than the fair value of the Company’s common stock based on the market’s closing price on September 5, 2008 and the valuation provided by investment bankers on September 3, 2008.  The Series J warrant holders did not receive any additional value as a result of the amendment.

Penalty Shares

Certain investors were issued shares of common stock as a penalty for the Company’s failure to achieve listing status on NASDAQ by a predetermined date, which was a term stipulated in the Stock Purchase Agreement dated February 7, 2007.  During the years ended December 31, 2009 and 2008, certain investors were awarded an aggregate of 529,787 and 863,894 shares of common stock, respectively.  The Company recorded expenses to its statements of income for the issuance of these shares totaling $1,153,439 and $5,355,233, respectively.  The Company used a price of $2.30 for the 312,891 shares issued on April 8, 2009 and used a price of $2.00 for the 216,896 shares that were issued on April 16, 2009.  These prices were the quoted closing market prices for the Company’s common stock on those corresponding dates.  Spring House Capital provided the valuation of the shares for the expenses recorded in the year ended December 31, 2008.  The prices used in determining the amount of expense was $6.35, $7.83, and $5.30, which relate to March 18, 2008, May 30, 2008, and September 3, 2008, respectively.  These were the dates of issuance of the penalty shares.

Exercise of Series C Warrants

During the year ended December 31, 2009, holders of Series C Warrants exercised the right to purchase 187,294 shares of common stock.  The transaction was a cashless exercise.  Accordingly, the Company issued to the holder 69,361 shares of common stock and cancelled warrants with the rights to purchase 117,933 of common stock.

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

16. COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered Paid-in capital.  The Company had future unfunded commitments, as provided below.

	December 31,	December 31,
	2009	2008
Unadjusted Registered Capital in PRC	$52,575,256	$43,826,004
50% maximum thereof	26,287,628	21,913,001

Less: Amounts Appropriated to Statutory Reserve	(4,563,593)	(3,271,511)
Unfunded Commitment	$21,724,035	$18,641,490

17. INCOME TAXES

On February 7, 2007, income from the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, this tax is deferred until foreign source income is repatriated to the Company from earnings and profits after foreign income taxes, which has not yet occurred.

The Company has engaged a U.S. CPA firm to prepare its U.S. income tax returns in order to maintain a high level of compliance with U.S. tax laws.

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.  As a business incentive, the Company was approved as a foreign investment enterprise in March 2007, and in accordance with the relevant regulations regarding the favorable tax treatment for a foreign investment enterprise, the Company was entitled to a two-year tax exemption followed by a three-year half exemption.  For the years ended December 31, 2008 and 2007, the Company was still within the two year tax exemption period, and accordingly, made no provision for income taxes.  For the year ended December 31, 2009, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

The provision for income taxes in the PRC for China sourced net income amounted to $1,502,884 and $0 for the years ended December 31, 2009 and 2008, respectively.

Income before taxes and the provision for taxes consists of the following:

	December 31, 2009	December 31, 2008
Income (loss) before taxes:
US	$(2,475,455)	$-
BVI	(27,927)	-
PRC	12,412,787	16,148,092
Total income before taxes	$9,909,405	$16,148,092
Provision for taxes:
Current:
U.S. Federal	-	-
State	-	-
China	2,195,828	-
Currency effect	403
	$2,196,231	$-

Deferred:
U.S. Federal	-	-
China	(749,031)	-
	(749,031)	-
Total provision for taxes	$1,447,200	$-
Effective tax rate	14.60%	N/A

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets
Bad debt expense & accrual expense	$749,031	$-
	749,031	-
Valuation allowance	-	-
Total deferred tax assets	749,031	-
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	749,031	-
Reported as:
Current deferred tax assets	749,031	-
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$749,031	$-

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the years ended December 31, 2009 and 2008 are shown in the following table:

	2009	2008
U.S. federal statutory income tax rate	34.00%	35%
Lower rates in PRC, net	-9.00%	-10%
Accruals in foreign jurisdictions	2.10%	0%
Tax holiday	-12.50%	-25%
Effective tax rate	14.60%	0.00%

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

18. EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2009	2008
Basic Earnings Per Share Numerator
Net Income	$8,462,206	$16,148,092
Less:
Preferred Dividends	727,129	927,102
Series A Constructive Preferred Dividend	-	-
Series B Constructive Preferred Dividend	-	4,032,656
Income Available to Common Stockholders	$7,735,077	$11,188,334

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$7,735,077	$11,188,334
Add:
Preferred Dividends	727,129	927,102
Income Available to Common Stockholders on Converted Basis	$8,462,206	$12,115,436

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	24,752,802	19,712,446
-Conversion of Series A Preferred Stock into Common Stock	-	2,329,527
-Conversion of Series B Preferred Stock into Common Stock	-	2,219
-Issuance of Common Stock resulting from the Exercise of Warrants	40,355	115,361
-Issuance of Penalty Shares	382,869	515,979
Basic Weighted Average Shares Outstanding	25,176,026	22,675,532

Dilutive Shares:
Additions from Potential Events
-Conversion of Series A Preferred Stock	6,241,453	7,958,027
-Conversion of Series B Preferred Stock	6,354,078	1,507,851
-Exercise of Investor Warrants & Placement Agent Warrants	38,881	14,943,638
-Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	37,810,439	47,085,048

Earnings Per Share
- Basic	$0.31	$0.49
- Diluted	$0.22	$0.26

Weighted Average Shares Outstanding
- Basic	25,176,026	22,675,532
- Diluted	37,810,439	47,085,048

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

19. OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating Equipment, and Wuhan Sungreen.  Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers.  Wuhan Generating Equipment is primarily engaged in the design, manufacture, installation, and service of power generating equipment.  Wuhan Sungreen is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.  Below is a presentation of the Company’s results of operations and financial position for its operating subsidiaries at December 31, 2009 and 2008, and for the years then ended.

Results of Operations		Wuhan		Company,
For the year ended	Wuhan	Generating	Wuhan	UFG,
December 31, 2009	Blower	Equipment	Sungreen	Adjustments	Total
Sales	$48,160,348	$44,176,236	$743,171	$-	$93,079,755
Cost of Sales	36,981,602	32,127,881	611,145	-	69,720,628
Gross Profit	11,178,746	12,048,356	132,026	-	23,359,128

Operating Expenses	5,467,358	1,918,573	838,357	1,349,943	9,574,231

Other Income (Expenses)	(2,080,210)	(495,027)	(146,816)	(1,153,439)	(3,875,492)

Earnings before Taxes	3,631,178	9,634,756	(853,147)	-	9,909,405

Taxes/(Deferred Tax Benefit)	453,897	1,204,345	(211,042)	-	1,447,200

Net Income	$3,177,281	$8,430,412	$(642,105)	$(2,503,382)	$8,462,206

Financial Position		Wuhan		Company,
At	Wuhan	Generating	Wuhan	UFG,
December 31, 2009	Blower	Equipment	Sungreen	Adjustments	Total
Current Assets	$76,072,289	$58,026,006	$1,606,646	$(26,049,354)	$109,655,587
Non Current Assets	48,160,407	24,738,269	23,774,958	(32,511,993)	64,161,641
Total Assets	124,232,696	82,764,275	25,381,604	(58,561,347)	173,817,228

Current Liabilities	39,083,033	41,069,298	1,279,778	(21,760,479)	59,671,630
Total Long Term Liabilities	7,094,145	4,387,761	-	-	11,481,906
Total Liabilities	46,177,178	45,457,059	1,279,778	(21,760,479)	71,153,536

Net Assets	78,055,518	37,307,216	24,101,826	(36,800,868)	102,663,692

Total Liabilities & Net Assets	$124,232,696	$82,764,275	$25,381,604	$(58,561,347)	$173,817,228

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

Results of Operations		Wuhan		Company,
For the year ended	Wuhan	Generating	Wuhan	UFG,
December 31, 2008	Blower	Equipment	Sungreen	Adjustments	Total
Sales	$58,820,320	$59,813,513	$-	$-	$118,633,833
Cost of Sales	41,372,480	43,069,798	-	-	84,442,278
Gross Profit	17,447,840	16,743,715	-	-	34,191,555

Operating Expenses	6,292,955	3,469,376	117,553	1,689,451	11,569,335

Other Income (Expenses)	(742,736)	(416,748)	-	(5,314,644)	(6,474,128)

Earnings before Taxes	10,412,149	12,857,591	(117,553)	(7,004,095)	16,148,092

Taxes	-	-	-	-	-

Net Income	$10,412,149	$12,857,591	$(117,553)	$(7,004,095)	$16,148,092

Financial Position		Wuhan		Company,
At	Wuhan	Generating	Wuhan	UFG,
December 31, 2008	Blower	Equipment	Sungreen	Adjustments	Total
Current Assets	$64,326,040	48,151,218	$1,293,482	(22,821,873)	90,948,867
Non Current Assets	47,991,237	24,415,293	23,564,745	(31,847,772)	64,123,502
Total Assets	112,317,277	72,566,511	24,858,227	(54,669,647)	155,072,368

Current Liabilities	37,626,457	42,306,896	467,114	(20,376,496)	60,023,971
Total Long Term Liabilities	-	1,458,959	-	-	1,458,959
Total Liabilities	37,626,457	43,765,855	467,114	(20,376,496)	61,482,930

Net Assets	74,690,820	28,800,656	24,391,113	(34,293,151)	93,589,438

Total Liabilities & Net Assets	$112,317,277	$72,566,511	$24,858,227	$(54,669,647)	$155,072,368

The amounts carried in the column for the Company, UFG and adjustments reflect the corporate expenses of the Company and its wholly owned subsidiary, Universe Faith Group, Ltd., which has no operations and only serves to hold the Company’s operating subsidiaries.  Our corporate expenses include the costs for professional fees related to corporate matters and compliance efforts.  The majority of the costs are directly a result of the Company being a U.S. public company.  The Company believes that these costs are not costs which are directly attributable to the operations of our operating segments and thus any allocation of these costs would be discretionary and may misrepresent the performance of our operating segments.  We discuss the reasons for the fluctuation in these costs in our selling and general and administrative expenses in our MD&A.  The adjustments represent the eliminations necessary to consolidate the financial statements.  See Note 2(b) - Consolidation.

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
 (Stated in US Dollars)

For the years ended December 31, 2009 and 2008, the Company recorded $0 and $227,603 of stock compensation expense, respectively.  The entire stock option compensation expenses were recorded as general and administrative expenses given the nature of the work contribution of the grantees.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	80,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

The Company has not accrued or realized tax benefit related to the expense of stock options in the United States because it does not currently have a plan to repatriate its earnings.

The Company used the Black-Scholes Model to value the options granted.  The following shows the weighted average fair value of the grants as of December 31, 2009 and 2008 and the assumptions that were employed in the model:

	2009	2008
Weighted-average fair value of grants:	$0.0000	$0.8665
Risk-free interest rate:	2.69%	3.97%
Expected volatility:	7.51%	20.00%
Expected life in months:	95.50	107.50

21. CONCENTRATION OF CREDIT RISK AND OTHER RISKS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable, other receivable, and advances to suppliers. The Company maintains cash and cash equivalents with several financial institutions. It invests with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.   Receivables are from customers and suppliers and concentrated in the People’s Republic of China.  The Company performs ongoing credit evaluations of its customers and suppliers.  The Company generally does not require collateral, but in most cases can place liens against the property, plant, or equipment constructed or terminate the contract if a material default occurs. The Company maintains an allowance for doubtful accounts which has been within management’s expectations.

The Company is subject to the concentration of supply risk because it contracted with a single vendor, Hubei Gongchuang Real Estate Co., Ltd. to perform all of the construction of its two campuses detailed in Note 8 - Property, Plant and Equipment.

22. CONSTRUCTIVE PREFERRED DIVIDEND

In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, EITF 98-95 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has recorded two non-cash preferred dividends against the companies retained earnings in the amounts of $0 and $4,032,656 in 2009, and 2008, respectively.  These constructive preferred dividends reflect the amortizations of the beneficial conversion feature of both the Series A Preferred Stock, and Series B Preferred Stock issued by the Company in its private placement financing transactions in February of 2007, and October and November of 2008.  The beneficial conversion features are considered returns of capital to the investors in the private placements.  Since the two series of preferred stock were convertible upon issuance the Company recognized the entire dividend at inception.  The beneficial conversion features arose from the aggregate value of the differences between the effective conversion prices of the securities and the contractual conversion prices of the stock issuances in the financing transactions.