Form 10-K/A
period 2009-12-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2010-04-30
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

(Amendment No. 1)
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	1

Item 11.	Executive Compensation.	6

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	9

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	13

Item 14.	Principal Accountant Fees and Services.	13

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	14

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Report”) of Wuhan General Group (China), Inc. (the “Company”) is being filed with the Securities and Exchange Commission to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.  No changes have been made to the Original Report other than the addition of the Part III information and updates to the Exhibit Index.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing. Accordingly, this Amendment should be read in conjunction with the Original Report and our other SEC filings subsequent to the filing of the Original Report. The reference on the cover of the Original Filing to the incorporation by reference of portions of the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders into Part III of the Original Filing is hereby deleted.

Unless the context requires otherwise, references to “we,” “us,” “our,” “Wuhan General” and the “Company” refer specifically to Wuhan General Group (China), Inc. and its subsidiaries.

ii

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this Amendment includes some statements that are not purely historical fact and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, available liquidity, ability to refinance outstanding debt, ability to collect on our accounts receivable, completion of our turbine manufacturing facility on our main Wuhan campus and workshop and related facilities of Wuhan Sungreen Environment Protection Equipment Co., Ltd., the development of our industrial parts and machinery equipment business and growth of our businesses.  The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	vulnerability of our business to general economic downturn;
•	our ability to obtain financing on favorable terms;
•	our ability to comply with the covenants and other terms of our loan agreements with Standard Chartered Bank (China) Limited, Guangzhou Branch;
•	establishing our business segment relating to industrial parts and machinery equipment;
•	operating in the PRC generally and the potential for changes in the laws of the PRC that affect our operations including tax law;
•	remediating material weaknesses in our internal control over financial reporting;
•	our failure to meet or timely meet contractual performance standards and schedules;
•	our dependence on the steel and iron markets;
•	exposure to product liability and defect claims;
•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;
•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and
•	the other factors referenced in this Amendment.

These risks and uncertainties, along with others, are also described in the Risk Factors section in Part I, Item 1A of the Original Report.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Name	Age	Position
Qi Ruilong	46	Chief Executive Officer, President, Secretary and Director
Philip Lo	43	Chief Financial Officer and Treasurer
Ge Zengke	55	General Manager
Huang Zhaoqi	46	Vice General Manager (Turbine) and Director
Chen Juntao	33	Vice General Manager (Blower)
Xu Jie	48	Chairman of the Board
David K. Karnes	61	Director
Brian Lin	45	Director
Shi Yu	39	Director
Zheng Qingsong	36	Director

Qi Ruilong, age 46. Chief Executive Officer, President, Secretary and Director of the Company.  Mr. Qi has served as Chief Executive Officer, President, Secretary and director since April 2010.  Mr. Qi has more than 14 years of experience serving as Chief Executive Officer and a senior manager at several multi-million dollar manufacturing organizations in China.  From May 2005 to April 2010, Mr. Qi served as the Chairman and Chief Executive Officer of Zhong Xin Guo Lian Investment LLC, an investment and asset management company based in Beijing, China. From December 2000 to September 2004, Mr. Qi served as Chief Executive Officer of Wuhan Li Nuo Solar Energy LLC, which mainly produces solar thermal conversion materials and solar photovoltaic generation materials. From December 1997 to December 2000, Mr. Qi was employed as the Chief Executive Officer and Vice President of Wuhan Cable (Group) LLC, which was the predecessor company of China Aerospace Times Electronics Co., Ltd. Mr. Qi also served as Vice President of Tian Jing New Giant International Trade LLC from April 1996 to August 1997 and as Manager of China Mechanical Equipment LLC from July 1986 to March 1996. Mr. Qi received a Bachelor’s Degree of Science in mechanical engineering from Tsinghua University in 1986.  As Chief Executive Officer of the Company, Mr. Qi provides the Board with an intimate understanding of the Company’s operations and industry.

Philip Lo, age 43. Chief Financial Officer and Treasurer of the Company.  Mr. Lo has served as Chief Financial Officer and Treasurer of the Company since January 2010.  From December 2007 to January 2010, Mr. Lo served as the Managing Director of AW Financial Consultancy Limited, which is in the business of providing financial consulting services. Also, from December 2007 to January 2009, Mr. Lo served as the Chief Financial Officer of Wuhan Zhongye Yangluo Heavy Machinery Co., Ltd., which produces and manufactures steel products in China. From June 2006 to December 2007, Mr. Lo was employed as an Auditing Senior Manager at Albert Wong & Co., a professional accounting firm based in Hong Kong. From December 2005 to April 2006, Mr. Lo served as the Accounting Manager at Ligo Silicone Rubber Technology China, Ltd. Mr. Lo served as the Financial Director of Hang Chi Enterprise Co., Ltd., the holding company of the Wah Fung Group, which is in the knitted fabric manufacturing business, from 1994 to 2005. Mr. Lo received his diploma in accountancy from Hong Kong Shue Yan College in 1989 and a Degree of Bachelor of Commerce in Accountancy with Merit from the University of Wollongong in Australia in 1992. In 1994, Mr. Lo received his CPA Programme of Australian Society of CPAs, Core I, Core II, Management Accounting, Management Information System & Treasury.  Mr. Lo is fluent in English, Mandarin and Cantonese.

Ge Zengke, age 55. Mr. Ge became a General Manager of Wuhan General upon consummation of the share exchange on February 7, 2007. He has served in the same capacity at Wuhan Generating since January 2006. From 2002 until 2006, Mr. Ge served as General Manager of Wuhan Changli Power Station Equipment Co. Ltd. Throughout his career, Mr. Ge has served as General Manager with several other companies, including Wuhan Qihong Enterprises Development Co., Ltd (a foreign venture) and Wuhan Xiangshuo Science and Technology Co., Ltd. Mr. Ge has served as a Manufacturing Planner, Dispatcher and Director of Wuhan Steam Turbine Generator Plant. He also has served as head of a Generator Plant with Changjiang Energy Group and as Director of Generator Works with the China Chang Jiang Energy Corporation, which later became Wuhan Turbine Works.  Mr. Ge served as a director of the Company from April 2007 to April 23, 2010.

Huang Zhaoqi, age 46.  Mr. Huang has served as a director since April 2009.  Mr. Huang also became Vice General Manager (Turbine) in April 2009.  Prior to this, Mr. Huang served as Assistant President and Vice General Manager of Wuhan Blower Co. Ltd. from October 2006 until April 2009.  From 2004 until 2006, Mr. Huang served as the Manager of the Enterprise Administration Department of Kingway Brewery Holdings Limited, a Chinese brewery company listed on the Hong Kong Stock Exchange.  Mr. Huang has over 20 years of engineering and managerial experience.  Mr. Huang holds an MBA from Macau University of Science and Technology.  Mr. Huang’s management and board level experience provides our Board with valuable insight on risk management and our industry.

Chen Juntao, age 33.  Mr. Chen has served as Vice General Manager (Blower) since March 2008.  From 2007 to 2008, Mr. Chen served as the Assistant Chairman of the Board of Hubei Bingjing Group and the Administration Director of Wuzhou Construction Material Co., Ltd.  From 2005 to 2007, Mr. Chen served as the Assistant President of Guangdong Lianguan Industry Holding, pursuant to which he was responsible for the administrative affairs of the company and assisting the President with various marketing, management and financial advising for the company.  From 2003 to 2005, Mr. Chen served as the Executive Assistant to the President and the Vice General Manager of Xiangfan Baimeng Investment Co., Ltd.  Mr. Chen was responsible for work relating to the early development of Huazong Guangcai Great Market, one of the largest real estate businesses in China, and for overseeing external affairs with Chinese government authorities during his tenure.  Prior to these positions, Mr. Chen worked with various Chinese law firms and government offices as a lawyer.  Mr. Chen received his law degree from China University of Political Science and Law in 1998 and completed graduate studies in civil law and management of administrative affairs in 2003.

Xu Jie, age 48.  Chairman of the Board.  Mr. Xu has served as Chairman of the Board since February 2007.  From February 2007 to April 2010, Mr. Xu also served as President, Chief Executive Officer and Secretary of the Company. He has over 20 years of production experience, and worked in the Wuhan Blower Works sales department from 1979 until 1998. Mr. Xu is also the owner and Director of Fame Good International Limited, which is our controlling stockholder.  Mr. Xu’s role as the founder of the Company provides the Board with considerable institutional knowledge and an important long-term perspective on the Company and its industry as a whole.

David K. Karnes, age 61. Mr. Karnes has served as a director since April 2007.  Since 1989, Mr. Karnes has served as Of Counsel at the law firm of Kutak Rock, LLP, a multipurpose international law firm. His practice areas include banking, finance, governmental relations, real estate, securities, administrative and regulatory law. Since 1989, Mr. Karnes has also served as President and CEO of The Fairmont Group, Inc., a merchant banking and consulting firm. Mr. Karnes is a former U.S. Senator from Nebraska, serving as a member of the Banking, Housing and Urban Affairs Committee, the Agriculture, Nutrition and Forestry Committee and the Small Business Committee. Mr. Karnes also was a member of the board of directors of the Federal Home Loan Bank of Topeka and a member of the board of directors and audit committee of Western Community Bancshares, Inc.  Mr. Karnes’ experience in business and government provides the Board with valuable insight in the areas of governmental, regulatory and community affairs.

Brian Lin, age 45. Mr. Lin has served as a director since April 2007. Since October 2006, Mr. Lin has served as a director of China Fire & Security Group, Inc., a developer and manufacturer of fire safety products in China. Mr. Lin has served as Chief Financial Officer of China Fire since December 2009 and served as Chief Executive Officer from October 2006 to December 2009. Since January 2006, Mr. Lin has served as Vice President of Sureland Industrial Fire Safety Limited, a leading provider of industrial fire protection systems for industrial clients in China, and a subsidiary of China Fire & Security Group, Inc. Prior to joining Sureland, from 2001 to 2005, Mr. Lin served as CEO and Executive Director of Beijing Linkhead Technologies, a value-added reseller of telecommunications products in China.  Mr. Lin has served as a director of eFuture Information Technology, Inc. since July 2008 and currently serves as the Chairman of its Audit Committee.  Mr. Lin provides the Board and Audit Committee with expertise in the areas of finance, financial reporting, accounting, corporate governance and risk management.

Shi Yu, age 39.  Mr. Shi has served as a director since March 2009.  He has over 20 years of banking and financial management experience.  Since October 2008, Mr. Shi has served as the General Manager of Wuhan Zhong Sheng Credit Union, which is a private company in the business of providing small loans to small companies and individuals.  From May 2006 to October 2008, Mr. Shi joined the Hubei Zongkun Zhaofu Investment Guaranty Co., Ltd. as its legal representative, President and General Manager and he was responsible for the daily operations and management of the company.  Hubei Zongkun Zhaofu Investment Guaranty Co., Ltd. is in the business of providing financial and investment advisory work as well as small loans and loan guarantees to small businesses and individuals. From March 2003 to May 2006, Mr. Shi served as the President of the Hannan branch of the Bank of China, which is a state-owned commercial bank.  Mr. Shi holds an MBA from North Jiaotong University.  Mr. Shi’s extensive experience in the banking industry provides the Board with a greater understanding of the banking industry and valuable financial reporting and risk management expertise.

Zheng Qingsong, age 36. Mr. Zheng has served as a director since March 2008. Mr. Zheng has practiced law in China since 1998, and he is currently Vice Director and a partner at Hubei Junlin Law Firm. Mr. Zheng received his law degrees from Wuhan Jianhan University and Zhongnan University of Economics and Law. In 2006, Mr. Zheng was selected as a member of the Chinese People’s Political Consultative Committee of Wuhan Hongshan District.  Mr. Zheng’s extensive legal experience provides valuable insight to the Board.

Corporate Governance

Board Leadership Structure. Our Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as the Board believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board.  In April 2010, Mr. Xu resigned as our Chief Executive Officer, but retains the position of Chairman of the Board.  Upon Mr. Xu’s resignation, our Board appointed Mr. Qi as Chief Executive Officer. Although the positions of Chairman and Chief Executive Officer are currently held by two individuals, in the future we may allow one individual to hold these two positions if the Board believes that it is in the best interests of the Company and its stockholders.

Risk Management. The Company’s management is responsible for day-to-day risk management of the company.  Management reports to the Board of Directors on the material risks the Company faces when management determines that the Company’s risk profile materially changes.  The Board of Directors uses management’s reports to evaluate the Company’s exposure to risks in light of the Company’s business plan and growth strategies.  The Board of Directors primarily focuses on risks in the areas of operations, liquidity and regulatory changes and compliance, which the Board of Directors believes are the areas most likely to have a potential impact on the Company in a material way.

Consideration and Determination of Executive and Director Compensation.  The Compensation Committee has the primary authority to determine our compensation philosophy and to establish compensation for our executive officers.  In establishing executive officer compensation, the Compensation Committee uses its subjective evaluation of the executives’ performance and responsibilities, our overall performance and the Chief Executive Officer’s recommendations.  The Compensation Committee has not used any compensation consultant in setting executive salaries, or in determining other components of executive compensation, nor does it seek formally to benchmark the compensation of our executive officers against compensation paid by other companies to their executives.

Management plays a significant role in the compensation-setting process.  The most significant aspects of management’s role are:

•	evaluating employee performance;
•	preparing information for Compensation Committee meetings;
•	establishing business performance targets and objectives;
•	providing background information regarding the Company’s strategic objectives; and
•	recommending salary levels and equity awards.

Risk Management related to Compensation Policies and Practices.  We do not believe that our compensation policies and practices encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company.  The design of our compensation policies and practices encourages our employees to remain focused on both our short- and long-term goals.

Meetings of the Board of Directors.  During fiscal year 2009, the Board of Directors met five times.  During that period, each of the incumbent directors attended at least 75% of the aggregate number of meetings held by the Board and by each of the committees on which such director served.

Board Committees. Our Board of Directors currently has two standing committees: the Audit Committee and the Compensation Committee.  The principal functions and the names of the directors currently serving as members of each of those committees are set forth below.  In accordance with applicable Nasdaq and SEC requirements, the Board of Directors has determined that each director serving on the Audit and Compensation committees is an independent director.

Audit Committee.  The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to our financial matters.  The Audit Committee operates under a written charter, a copy of which is available on our website at www.wuhangeneral.com under the heading “Investor Relations.”  Under the charter, the committee’s principal responsibilities include reviewing our financial statements, reports and releases; reviewing with the independent auditor all critical accounting policies and alternative treatments of financial information under generally accepted accounting principles; appointing, compensating, and retaining and overseeing the work of the independent auditor.

The Audit Committee met four times during 2009.  The current members of the Audit Committee are Brian Lin (Chairman), David K. Karnes and Shi Yu.  The Board of Directors has determined that Mr. Lin is an “audit committee financial expert,” as that term is defined in SEC rules.

Compensation Committee. The Compensation Committee has the primary authority to determine our compensation philosophy and to establish compensation for our executive officers.  The Compensation Committee operates under a written charter, a copy of which is available on our website at www.wuhangeneral.com under the heading “Investor Relations.”  Under the charter, the committee’s principal responsibilities include making recommendations to the Board on the Company’s compensation policies, determining the compensation of senior management, making recommendations to the Board on the compensation of independent directors and approving performance-based compensation.

The Compensation Committee did not meet during 2009.  The current members of the Compensation Committee are Shi Yu (Chairman), David K. Karnes and Brian Lin.

Director Nominations

We do not have a formally constituted nominating committee or charter.  Instead, our Board of Directors adopted a Director Nomination Policy, which provides for the nomination of persons to serve on our Board upon the approval of a majority of our independent directors.  The qualifications of recommended candidates also will be reviewed and approved by the full Board.  Our Board, through the adoption of the Director Nomination Policy, has indicated its preference for this approach.  Under the Director Nomination Policy, the independent directors consider the following factors when qualifying candidates:  current composition of the Board and the characteristics of each candidate under consideration, including that candidate’s competencies, experience, reputation, integrity, independence, potential for conflicts of interest and other appropriate qualities.  When considering a director standing for re-election, in addition to the factors described above, the independent directors consider that individual’s past contribution and future commitment to the Company.  The independent directors evaluate all candidates, regardless of the source from which the candidate was first identified, based upon the totality of the merits of each candidate and not based upon minimum qualifications or attributes.

The Board has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the independent directors consider and discuss diversity, among other factors, with a view toward the needs of the Board as a whole. The independent directors generally conceptualize diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities or attributes that contribute to Board heterogeneity, when identifying and recommending director nominees. The independent directors believe that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Board’s goal of creating a Board of Directors that best serves the needs of the Company and the interest of its stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of Wuhan General.  Our insiders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of the forms furnished to us, we believe that during the 2009 fiscal year our insiders complied with all applicable filing requirements.

Code of Ethics

Our Code of Business Conduct and Ethics (the “Code of Ethics”) applies to all of our directors, executive officers and employees.  The Code of Ethics is available on our website at www.wuhangeneral.com under the heading “Investor Relations.”  We intend to disclose any amendments to our Code of Ethics, and any waiver from a provision of the Code of Ethics granted to our Chief Executive Officer, Chief Financial Officer or Controller, on our website within four business days following such amendment or waiver.

Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11.         Executive Compensation.

Executive Compensation

The following table sets forth information concerning the annual compensation earned by our named executive officers for the periods specified.  None of our other executive officers received total compensation in excess of $100,000 for 2008 or 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	All Other Compensation ($)(1)	Total ($)(1)
Xu Jie(2)	2009	$16,989	$0	$16,989
Former Chief Executive Officer, President and Secretary	2008	15,800	4,000	19,800
Haiming Liu(2)(3)	2009	$131,562	$4,265	$135,827
Former Chief Financial Officer and Treasurer	2008	86,179	0	86,179

(1)
The amounts shown in this table were paid in RMB and were translated into U.S. dollars at the rate of $0.14618 per RMB for 2009 and $0.14363 per RMB for 2008, which are the average 12 month exchange rates that the Company used in its audited financial statements for such years.

(2)
Mr. Xu resigned as Chief Executive Officer, President and Secretary on April 23, 2010 and his successor is Qi Ruilong.  Mr. Liu resigned as Chief Financial Officer and Treasurer on January 11, 2010 and his successor is Philip Lo.

(3)
Pursuant to his employment agreement, Mr. Liu, our Former Chief Financial Officer and Treasurer, received an annual base salary of 700,000 RMB (approximately $102,326).  The Company also reimbursed Mr. Liu for his apartment rental expense, car expenses and two roundtrip domestic airline tickets per quarter.  Since Mr. Liu joined the Company on May 4, 2008, his compensation did not exceed $100,000 for 2008.

Other than our Chief Executive Officer and Chief Financial Officer, our executive officers receive an annual salary and a monthly bonus.  The annual salaries range from approximately $15,800 to $18,000.  The monthly bonuses vary depending on the performance of the Company.  In 2009, each executive officer other than Haiming Liu and Xu Jie received bonuses of up to $10,000.

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

Stock Option Plan

On November 30, 2007, our Board of Directors adopted the Wuhan General Group (China), Inc. 2007 Stock Option Plan, which we refer to as the “2007 Plan.”  The 2007 Plan, which became effective on November 30, 2007, is intended to assist us in recruiting and retaining individuals with ability and initiative by enabling such persons to participate in our future success by aligning their interests with those of the Company and its stockholders. The 2007 Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the 2007 Plan is 3,000,000 shares. The 2007 Plan will expire on November 30, 2017. The above description is qualified in its entirety by reference to the Wuhan General Group (China), Inc. 2007 Stock Option Plan, a copy of which was filed as Exhibit 10.1 to our 8-K filed on December 6, 2007.

No stock options or other equity compensation awards were awarded to executive officers during the fiscal years ended December 31, 2009 and 2008.

Director Compensation

On November 30, 2007, our Board of Directors approved a new compensation package for outside directors who are independent in accordance with the Nasdaq and SEC rules governing director independence. The compensation package, which was deemed effective January 1, 2007, provides for the following:

•	Each eligible director will receive an annual $20,000 cash retainer.
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

The following table sets forth information concerning the compensation of our non-management directors for the year ended December 31, 2009.

2009 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)
David K. Karnes	$20,000	0	$20,000
Brian Lin	25,000	0	25,000
Shi Yu	15,000	0	15,000
Zheng Qingsong	15,000	0	15,000

(1)	As of December 31, 2009, our non-management directors held the following stock options:

Name	Stock Options
David K. Karnes	40,000
Brian Lin	40,000
Shi Yu	0
Zheng Qingsong	0

Employment Agreements with Executive Officers

In accordance with Chinese law, our Chinese operating subsidiaries maintain basic employment agreements with all our employees, including our executive officers.  Under these agreements, our executive officers are not entitled to severance payments upon the termination of their employment agreements or a change of control of the Company.  They are subject to customary non-competition and confidentiality covenants.

In addition, we have a separate employment agreement with Qi Ruilong our Chief Executive Officer, President and Secretary; and Philip Lo, our Chief Financial Officer and Treasurer.  Mr. Qi receives a monthly salary of $10,000 and will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with his services.  Mr. Qi also is eligible for benefits customarily available to employees in comparable positions with the Company.  In addition, at the discretion of the Board’s Compensation Committee, Mr. Qi may receive an option to purchase stock in the Company.  Mr. Lo receives a monthly salary of $10,000 and will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with his services.  Mr. Lo also also is eligible for benefits customarily available to employees in comparable positions with the Company.  In addition, at the discretion of the Board’s Compensation Committee, Mr. Lo may receive an option to purchase stock in the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

We maintain the 2007 Stock Option Plan pursuant to which we may grant options to purchase shares of common stock to eligible persons.  The following table sets forth summary information regarding options granted and outstanding under equity compensation plans approved and not approved by the Company’s stockholders. The following table provides information about option awards under the 2007 Plan as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in first column)
Equity compensation plans previously approved by security holders	80,000	$7.08	2,920,000

Equity compensation plans not approved by security holders	—	—	—

Total	80,000	$7.08	2,920,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 29, 2010 by (i) each person known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) our directors, (iii) our named executive officers and (iv) our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock Owned (1)
Five Percent Stockholders (other than directors and principal executive officer):
Adam Benowitz and Vision Capital Advisors, LLC(2)(3)	2,531,485	9.9%
Bank of America Corporation(2)(4)	2,662,742	9.9%
Citigroup Inc.(2)(5)	2,674,929	9.9%
QVT Financial, LP(2)(6)	1,467,589	5.8%
The TCW Group, Inc.(2)(7)	2,871,936	9.9%

Directors and Named Executive Officers:
Qi Ruilong	0	*
Philip Lo	0	*
Huang Zhaoqi	0	*
David K. Karnes(8)	60,000	*
Brian Lin(9)	50,000	*
Xu Jie(10)	17,887,446	70.6%
Shi Yu(11)	10,000	*
Zheng Qingsong(12)	10,000	*
Directors and Executive Officers as a group (10 persons)(13)	18,017,446	70.7%
_____________________

*              Less than 1%.

(1)
Applicable percentage ownership is based on 25,351,950 shares of Common Stock outstanding as of April 29, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently issuable upon conversion or exercisable within 60 days of April 29, 2010, are deemed to be beneficially owned by the person holding such convertible securities or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
These holders received shares of our Series A Convertible Preferred Stock and Series A, Series B and Series J Warrants to purchase shares of our Common Stock in a private placement transaction on February 7, 2007. In addition, we issued Series B Convertible Preferred Stock to certain of these holders in connection with the exercise of Series J Warrants, which expired on November 7, 2008. Until the preferred stock is converted or the warrants exercised, these holders have only limited voting rights with respect to the preferred stock and no voting rights with respect to the warrants. Because the preferred stock and warrants are presently convertible into or exercisable for shares of Common Stock, the holders are deemed to beneficially own such shares of Common Stock. It is for this reason that the percentages shown add to more than 100%.

(3)
Based on a Schedule 13G and any amendments thereto filed by Adam Benowitz, Vision Capital Advisors, LLC and its affiliates (collectively, “Vision”). Vision owns 2,312,882 shares of Common Stock.  Vision also owns 1,971,117 shares of Series A Convertible Preferred Stock and 3,004,292 shares of Series B Convertible Preferred Stock, which collectively are convertible into 4,975,409 shares of our Common Stock. In addition, Vision holds Series A and B Warrants, which entitle it to purchase 1,931,330 and 1,802,575 shares of our Common Stock, respectively. The preferred stock and warrants are not convertible or exercisable, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of Common Stock owned by Vision at such time, the number of shares of Common Stock which would result in Vision beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. Vision may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, Vision beneficially owns 2,531,485 shares of our Common Stock. If Vision waived this ownership cap, it would beneficially own 11,022,196 shares of our Common Stock or approximately 32.4% of our outstanding Common Stock. Vision is deemed to beneficially own these securities, although record ownership of the securities is in the name of Vision Capital Advantage Fund, L.P. and Vision Opportunity Master Fund, Ltd. The address of Vision is 20 West 55th Street, 5th Floor, New York, New York 10019.

(4)
Based on a Schedule 13G and any amendments thereto filed by Bank of America Corporation (“Bank of America”). Bank of America owns 1,118,302 shares of Common Stock.  Bank of America also owns 1,272,779 shares of Series A Convertible Preferred Stock and 429,185 shares of Series B Convertible Preferred Stock, which collectively are convertible into 1,701,964 shares of our Common Stock. In addition, Bank of America holds Series A and B Warrants, which entitle it to purchase 1,287,554 and 257,511 shares of our Common Stock, respectively. The preferred stock and warrants are not convertible or exercisable, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of Common Stock owned by Bank of America at such time, the number of shares of Common Stock which would result in Bank of America beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. Bank of America may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, Bank of America beneficially owns 2,662,742 shares of our Common Stock. If Bank of America waived this ownership cap, it would beneficially own 4,365,331 shares of our Common Stock or approximately 15.3% of our outstanding Common Stock. Bank of America is deemed to beneficially own these securities, although record ownership of the securities is in the name of Hare & Co. for Blue Ridge Investments, LLC. The address of Bank of America is 100 North Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, NC 28255.

(5)
Based on a Schedule 13G and any amendments thereto filed by Citigroup Inc. and its affiliates (collectively, “Citigroup”).  Citigroup beneficially owns 2,674,929 shares of Common Stock.  Citigroup owns 1,353,031 shares of Series A Convertible Preferred Stock and 2,062,232 shares of Series B Convertible Preferred Stock, which collectively are convertible into 3,415,263 shares of our Common Stock. In addition, Citigroup holds Series A and B Warrants, which entitle it to purchase 1,237,339 and 1,237,339 shares of our Common Stock, respectively. The preferred stock and warrants are not convertible or exercisable, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of Common Stock owned by Citigroup at such time, the number of shares of Common Stock which would result in Citigroup beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. Citigroup may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, Citigroup beneficially owns 2,674,929 shares of our Common Stock. Citigroup is deemed to beneficially own these securities, although record ownership of the securities is in the name of Old Lane Cayman Master Fund, L.P., Old Lane US Master Fund, L.P. and Old Lane HMA Master Fund, L.P. The address of the Old Lane entities is 500 Park Avenue, New York, New York 10036.

(6)
Based on Schedule 13G and any amendments thereto filed by QVT Financial, LP and its affiliates (“QVT”). QVT beneficially owns 1,467,589 shares of Common Stock.  QVT owns 844,765 shares of Series A Convertible Preferred Stock, which are convertible into 844,765 shares of our Common Stock. In addition, QVT holds Series A and B Warrants, which entitle it to purchase 772,532 and 9,000 shares of our Common Stock, respectively. The preferred stock and warrants are not convertible or exercisable, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of Common Stock owned by QVT at such time, the number of shares of Common Stock which would result in QVT beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. QVT may waive this ownership cap on 61 days’ prior notice to us. QVT is deemed to beneficially own these securities, although record ownership of the securities is in the name of QVT Fund LP and Quintessence Fund LP. The address of QVT is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.

(7)
Based on a Schedule 13G and any amendments thereto filed by The TCW Group, Inc. and its affiliates (collectively, “TCW”). TCW beneficially owns 2,871,936 shares of Common Stock.  TCW owns 563,176 shares of Series A Convertible Preferred Stock and 858,369 shares of Series B Convertible Preferred Stock, which collectively are convertible into 1,421,545 shares of our Common Stock. In addition, TCW holds Series A and B Warrants, which entitle it to purchase 515,021 and 515,021 shares of our Common Stock, respectively. The preferred stock and warrants are not convertible or exercisable, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of Common Stock owned by TCW at such time, the number of shares of Common Stock which would result in TCW beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. TCW may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, TCW beneficially owns 2,871,936 shares of our Common Stock. If TCW waived this ownership cap, it would beneficially own approximately 10.8% of our outstanding Common Stock. TCW is deemed to beneficially own these securities, although record ownership of the securities is in the name of TCW Americas Development Association L.P. The address of TCW is 1251 Avenue of the Americas, Suite 4700, New York, New York 10020.

(8)
Includes 7,000 shares held in an IRA account, 2,000 shares held by a corporation controlled by Mr. Karnes, and options to purchase 50,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 29, 2010.

(9)	Includes options to purchase 50,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 29, 2010.

(10)
Includes 17,887,446 shares of Common Stock held by Fame Good International Limited (“Fame Good”). Xu Jie, our Chairman of the Board, is also the President and Chief Executive Officer, director and controlling stockholder of Fame Good and as a result is deemed to be the beneficial owner of the securities held by Fame Good. Mr. Xu does not directly own any shares of our Common Stock. Mr. Xu’s business address is Canglongdao Science Park of Wuhan, East Lake Hi-Tech Development Zone, Wuhan, Hubei 430200, People’s Republic of China.

(11)	Includes options to purchase 10,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 29, 2010.

(12)	Includes options to purchase 10,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 29, 2010.

(13)	Includes options to purchase 120,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 29, 2010.

Item 13.              Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

In connection with our February 2007 private placement, we entered into a lock-up agreement with Fame Good, the Company’s controlling stockholder.  Under the terms of the lock-up agreement, Fame Good agreed not to sell any shares of our common stock until February 5, 2011, unless permitted by the February 2007 private placement investors. The lock-up agreement contains a limited exception for bona fide gifts.

On November 11, 2009, Wuhan Blower Co., Ltd., Wuhan Generating Equipment Co., Ltd. and Wuhan Sungreen Environment Protection Equipment Co., Ltd. entered into a Loan Agreement with Standard Chartered Bank (China) Limited, Guangzhou Branch.  The Loan Agreement provides for a loan facility totaling RMB 303,100,000 (approximately $44.4 million) in senior secured debt financing consisting of a term loan facility for up to RMB 211,600,000 (approximately $31.0 million) and a term loan facility for up to RMB 91,500,000 (approximately $13.4 million).  The interest rate on the initial tranche is 9.40%.  The obligations under the Loan Agreement are guaranteed by the Company, Universe Faith Group Limited, a wholly owned subsidiary of the Company, and Mr. Xu personally, the Chairman of the Company.  Each of the guarantors also is a party to the Loan Agreement.  As of March 31, 2010, the Company had drawn approximately $23.05 million from this facility.  The foregoing is only a summary and is qualified in its entirety by reference to the Loan Agreement, which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 17, 2009.

Director Independence

The Board of Directors presently consists of seven members.  The Board has determined that the following directors, who constitute a majority of the Board (four), are independent in accordance with the Nasdaq and SEC rules governing director independence: David K. Karnes, Brian Lin, Shi Yu and Zheng Qingsong.  In accordance with applicable Nasdaq and SEC requirements, the Board of Directors has determined that each director serving on the Audit and Compensation committees is an independent director.

Item 14.            Principal Accountant Fees and Services.

The Audit Committee selected Samuel H. Wong & Co., LLP (“SHW”) to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2009.  We first engaged SHW in March 2007, and it has served as our principal accounting firm since that time.  The fees paid or payable for services rendered by SHW for fiscal 2009 and 2008 were as follows:

Audit Fees.  The aggregate fees billed by SHW for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $170,000 for the fiscal year ended December 31, 2009 and $145,000 for the fiscal year ended December 31, 2008.

Audit-Related Fees.  The aggregate fees billed by SHW related to assurance and similar services totaled $20,248 for the fiscal year ended December 31, 2009 and $7,343 for the fiscal year ended December 31, 2008.  These fees were principally related to various reimbursable expenses such as travel and telephone costs.

Tax Fees.  The aggregate fees billed by SHW for professional services rendered for tax compliance, tax advice or tax planning totaled $0 for the fiscal year ended December 31, 2009 and $0 for the fiscal year ended December 31, 2008.

All Other Fees.  The aggregate of all other fees for services provided by SHW were $0 for the fiscal year ended December 31, 2009 and $0 for the fiscal year ended December 31, 2008.

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

Part IV

Item 15.              Exhibits and Financial Statement Schedules.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
32.1*	Certifications Pursuant to 18 U.S.C. Section 1350
__________________
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WUHAN GENERAL GROUP (CHINA), INC.

Date: April 30, 2010	By:	/s/ Qi Ruilong
Name: Qi Ruilong
Title: President and Chief Executive Officer