Form 10-Q
period 2010-03-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2010-05-24
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file number 001-34125

WUHAN GENERAL GROUP (CHINA), INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1092589
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

Canglongdao Science Park of Wuhan East Lake Hi-Tech Development Zone
Wuhan, Hubei, People’s Republic of China	430200
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                       Yes ☐ No ☒

As of May 12, 2010, the registrant had a total of 25,351,950 shares of common stock outstanding.

INDEX

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	Note		(Audited)
		March 31, 2010	December 31, 2009

ASSETS
Current Assets
Cash	2(e)	$4,295,166	$407,394
Restricted Cash	3	7,559,758	7,759,971
Notes Receivable	4	239,561	28,520
Accounts Receivable	2(f),5	47,048,295	53,962,201
Other Receivable		2,035,843	4,684,372
Inventory	2(g),6	15,674,588	15,630,470
Advances to Suppliers		29,404,592	24,616,120
Advances to Employees	7	683,246	342,829
Prepaid Expenses		845,353	928,629
Prepaid Taxes		518,660	546,050
Deferred Tax Asset		774,095	749,031
Total Current Assets		109,079,157	109,655,587
Non-Current Assets
Real Property Available for Sale		1,103,290	1,103,113
Property, Plant & Equipment, net	2(h),8	32,540,650	32,908,334
Land Use Rights, net	2(j),9	11,906,492	12,073,139
Construction in Progress	10	18,238,041	17,864,257
Intangible Assets, net	2(i),11	276,283	212,798
Other Assets		1,042,291	-
Total Assets		$174,186,204	$173,817,228
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Bank Loans & Notes	12	22,556,695	36,738,934
Accounts Payable		9,296,992	8,049,057
Taxes Payable		3,251,345	3,169,948
Other Payable		1,836,809	4,228,042
Dividend Payable		904,429	727,129
Accrued Liabilities	13	3,304,918	3,524,388
Customer Deposits		6,701,328	4,696,719
Total Current Liabilities		47,852,516	61,134,217

Long Term Liabilities
Bank Loans and Notes	12	21,901,376	10,019,319

Total Liabilities		69,753,892	71,153,536

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	Note		(Audited)
Stockholders' Equity		March 31, 2010	December 31, 2009

Preferred Stock - $0.0001 Par Value, 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at March 31, 2010 and December 31, 2009		624	624
Additional Paid-in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid-in Capital - Warrants		3,484,011	3,484,011
Additional Paid-in Capital - Beneficial Conversion Feature		6,371,547	6,371,547
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at March 31, 2010 and December 31, 2009		635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital - Warrants		2,274,181	2,274,181
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 25,351,950 Shares Issued & Outstanding at March 31, 2010 and December 31, 2009	14	2,536	2,536
Additional Paid-in Capital		29,793,996	29,793,996
Statutory Reserve	2(u),15	5,454,773	4,563,592
Retained Earnings		24,328,623	23,477,239
Accumulated Other Comprehensive Income	2(v)	7,890,121	7,864,066
Total Stockholders' Equity		104,432,312	102,663,692

Total Liabilities & Stockholders' Equity		$174,186,204	$173,817,228

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the three months ended March 31, 2010 and 2009
(Stated in US Dollars)

		Three Months	Three Months
	Note	Ended	Ended
		March 31, 2010	March 31, 2009
Sales	2(l)	$17,951,294	$18,076,052
Cost of Sales	2(m)	13,012,498	14,285,283
Gross Profit		4,938,796	3,790,769

Operating Expenses
Selling Expenses	2(n)	411,365	413,162
General & Administrative Expenses	2(o)	1,109,555	1,380,608
Warranty Expense	2(w),13	180,829	153,973
Total Operating Expense		1,701,749	1,947,743

Operating Income		3,237,047	1,843,026

Other Income (Expenses)
Other Income		82	18,946
Interest Income		18,554	184,331
Other Expenses		(1,250)	(4,279)
Interest Expense		(1,027,783)	(633,475)

Total Other Income & Expense		(1,010,397)	(434,477)

Earnings before Tax		2,226,650	1,408,549

Income Tax	2(t),16	(306,785)	(293,477)

Net Income		$1,919,865	$1,115,072

Preferred Dividends Declared		(177,300)	(178,802)

Income Available to Common Stockholders		$1,742,565	$936,270

Earnings Per Share	2(x),17
Basic		$0.07	$0.04
Diluted		0.05	0.03
Weighted Average Shares Outstanding
Basic		25,351,950	24,759,746
Diluted		37,947,481	39,662,817

		Three Months	Three Months
		Ended	Ended
Comprehensive Income		March 31, 2010	March 31, 2009
Net Income		$1,919,865	$1,115,072
Other Comprehensive Income
Foreign Currency Translation Adjustment		26,055	929,786
Total Comprehensive Income		$1,945,920	$2,044,858

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the periods ended March 31, 2010 and December 31, 2009
 (Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2010	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,793,996	$4,563,592	$23,477,239	$7,864,066	$102,663,692
Cancellation of Remaining J Warrants
Net Income															1,919,865		1,919,865
Preferred Dividends Declared															(177,300)		(177,300)
Appropriations of Retained Earnings														891,181	(891,181)		0
Foreign Currency Translation Adjustment																26,055	26,055
Balance, March 31, 2010	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,793,996	$5,454,773	$24,328,623	$7,890,121	$104,432,312

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the periods ended March 31, 2010 and December 31, 2009
 (Stated in US Dollars)

Balance, January 1, 2009	6,241,453	$624	$8,170,415	$3,687,794	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	24,752,802	$2,475	$28,436,835	$3,271,511	$17,034,243	$7,678,329	$93,589,439
Penalty Shares Issued											529,787	53	1,153,386				1,153,439
Exercise of C Warrants											69,361	8	(8)				-
Cancellation of Remaining J Warrants				(203,783)									203,783				-
Net Income															8,462,206		8,462,206
Preferred Dividends Declared															(727,129)		(727,129)
Appropriations of Retained Earnings														1,292,081	(1,292,081)		-
Foreign Currency Translation Adjustment																185,737	185,737
Balance, December 31, 2009	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,793,996	$4,563,592	$23,477,239	$7,864,066	$102,663,692

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
 (Stated in US Dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Cash Flow from Operating Activities
Cash Received from Customers	$29,307,298	$16,368,583
Cash Paid to Suppliers & Employees	(20,402,155)	(16,011,377)
Interest Received	18,554	184,331
Interest Paid	(2,070,074)	(633,475)
Income Tax Paid	(306,785)	-
Miscellaneous Receipts	82	18,944
Cash Sourced/(Used) in Operating Activities	6,546,920	(72,994)

Cash Flows from Investing Activities
Cash Repayment/(Investment) in Restricted Time Deposits	200,213	6,545,166
Payments for Purchases of Plant & Equipment	(582,944)	(450,252)
Cash Used/(Sourced) in Investing Activities	(382,731)	6,094,914

Cash Flows from Financing Activities
Proceeds from Bank Borrowings	35,457,003	-
Repayment of Bank Loans	(37,757,185)	(2,101,653)
Repayment of Notes	-	(6,500,220)
Dividends Paid	-	(193,804)
Cash Sourced/(Used) in Financing Activities	(2,300,182)	(8,795,677)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	3,864,007	(2,773,757)

Effect of Currency Translation	23,765	911,935

Cash & Cash Equivalents at Beginning of Period	407,394	2,817,503

Cash & Cash Equivalents at End of Period	$4,295,166	$955,681

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three months ended March 31, 2010 and 2009
(Stated in US Dollars)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net Income	$1,919,865	$1,115,072

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Reclassification of assets related to Huangli Project from Construction in Progress to Inventory	-	1,745,494
Prepaid Interest in Other Non Current Assets	(1,042,290)	-
Amortization	105,277	22,001
Depreciation	576,844	567,112
Decrease/(Increase) in Notes Receivable	(211,041)	(80,344)
Decrease/(Increase) in Accounts Receivable	6,913,906	2,559,924
Decrease/(Increase) in Other Receivable	2,648,529	(4,644,721)
Decrease/(Increase) in Inventory	(44,118)	(12,512,566)
Decrease/(Increase) in Advances to Suppliers	(4,788,473)	6,932,893
Decrease/(Increase) in Advances to Employees	(340,417)	(36,460)
Decrease/(Increase) in Prepaid Expenses	83,275	(33,039)
Decrease/(Increase) in Prepaid Taxes	27,390	198,332
Decrease/(Increase) in Deferred Tax Asset	(25,064)	(58,224)
Increase/(Decrease) in Accounts Payable	1,247,935	(1,463,419)
Increase/(Decrease) in Taxes Payable	81,397	(184,436)
Increase/(Decrease) in Other Payable	(2,332,731)	5,152,343
Increase/(Decrease) in Related Party Payable	(58,503)	-
Increase/(Decrease) in Accrued Liabilities	(219,470)	189,372
Increase/(Decrease) in Customer Deposits	2,004,609	457,672

Total of all adjustments	4,627,055	(1,188,066)

Net Cash Provided by Operating Activities	$6,546,920	$(72,994)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through its operating subsidiaries Wuhan Blower Co., Ltd. (“Wuhan Blower”), Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating”), and Wuhan Sungreen Environment Protection Equipment Co., Ltd. (“Wuhan Sungreen”), formerly known as Wuhan Xingelin Machinery Equipment Manufacturing Co., Ltd.  Wuhan Blower is a China-based manufacturer of industrial blowers that principally are components of steam driven electrical power generation plants.  Wuhan Generating is a China-based manufacturer of industrial steam and water turbines, also principally for use in electrical power generation plants.  Wuhan Sungreen is a China-based manufacturer of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.

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

On February 7, 2007, the Company entered into a share exchange agreement with Fame Good International Limited (“Fame”) and Universe Faith Group Limited (“UFG”).  Prior to the share exchange, Fame was the sole stockholder of UFG, which is the parent company of Wuhan Blower and Wuhan Generating.  Pursuant to the share exchange, UFG became a wholly owned subsidiary of the Company and Fame became the Company’s controlling stockholder.  On March 13, 2007, the Company changed its name from United National Film Corporation to Wuhan General Group (China), Inc.

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

The assets that were purchased from the Seller were re-appraised by an independent appraisal firm Zhuhai GongPingSiYuan Appraising Co Ltd  (“Zhuhai”).  The re-appraisal found that the purchase price of the assets was not materially unfair.  Zhuhai concluded that when the entire construction of the workshop and buildings is completed, the purchase price should be considered fair.  See also Note 8 – Property, Plant and Equipment.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
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

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in the United States of America and in the PRC.

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
As of March 31, 2010 and December 31, 2009
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

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type.  Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale.  The Company considers annually whether these assets are impaired.  The Company makes its determinations based on various factors that impact those assets.  For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future.  Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company.  Equipment used for production, which undergo regular maintenance, are assessed annually.  The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company.  Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

(p)	Advertising

The Company expenses all advertising costs as incurred.

(q)	Research and Development

The Company expenses all research and development costs as incurred.

(r)	Shipping and Handling

Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs billed to customers are recognized as revenue and shipping and handling costs incurred by the Company are included in cost of sales.

(s)	Foreign Currency Translation

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

Exchange Rates	3/31/2010	12/31/2009	3/31/2009
Period end RMB : US$ exchange rate	6.83610	6.83720	6.84560
Average period RMB : US$ exchange rate	6.83603	6.84088	6.84659

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(t)	Income Taxes

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of: -

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

(u)	Statutory Reserve

In accordance with PRC laws, statutory reserve refers to the appropriation from net income, to the account “statutory reserve” to be used for future company development, recovery of losses, and increase of capital, as approved, to expand production or operations.  PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit.  Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.  The Company cannot pay dividends from statutory reserves or paid in capital registered in the PRC.

(v)	Other Comprehensive Income

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

(w)	Warranty Policy

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

(x)	Earnings Per Share

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

(y)	Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payable, dividend payable, accrued liabilities, and long-term liabilities. The recorded values of cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payable, dividend payable and accrued liabilities approximate their fair values based on their short-term nature. The carrying value of long-term liabilities in the Company’s books approximates their fair values.  The company does not believe that it needs to revalue the carrying value of long term liabilities as a result of changes in interest rates.

(z)	Retirement Plan

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

(aa)	Recent Accounting Pronouncements

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

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

(bb)	Subsequent Event

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

4.   NOTES RECEIVABLE

	March 31, 2010	December 31, 2009

Notes Receivable	$239,561	$28,520
Less: Allowance for Bad Debts	-	-
	$239,561	$28,520

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

5.	ACCOUNTS RECEIVABLE

	March 31, 2010	December 31, 2009

Total Accounts Receivable-Trade	$49,990,634	$56,802,317
Less: Allowance for Bad Debt	(2,942,339)	(2,840,116)
	$47,048,295	$53,962,201

Allowance for Bad Debts
Beginning Balance	$(2,840,116)	$(3,132,693)
Allowance Provided	(179,565)	(1,573,535)
Less: Bad Debt Written Off	77,342	1,866,112
Ending Balance	$(2,942,339)	$(2,840,116)

6.   INVENTORY

	March 31, 2010	December 31, 2009

Raw Materials	$6,037,829	$4,938,537
Work in Progress	7,009,490	8,319,353
Finished Goods	2,539,341	2,372,580
Low Value Consumables	87,928	-
	$15,674,588	$15,630,470

7.   ADVANCES TO EMPLOYEES

Advances to Employees of $142,946 and $342,829 as of March 31, 2010 and December 31, 2009, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts.  These advances are deducted from future sales commissions earned by these salespeople.  In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

8.   PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following: -

At March 31, 2010
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Buildings	$13,305,495	$8,694,304	$-	$21,999,799
Machinery & Equipment	1,908,523	12,378,207	2,021,171	16,307,901
Furniture & Fixtures	370,335	17,626	6,803	394,764
Auto	678,399	323,503	7,314	1,009,216
Other	74,945	-	-	74,945
	16,337,697	21,413,640	2,035,288	39,786,625
Less: Accumulated Depreciation
Buildings	(2,344,621)	(206,582)	-	(2,551,203)
Machinery & Equipment	(856,765)	(2,643,039)	(267,510)	(3,767,314)
Furniture & Fixtures	(289,660)	(6,714)	(2,132)	(298,506)
Auto	(507,017)	(96,161)	(926)	(604,104)
Other	(24,848)	-	-	(24,848)
	(4,022,911)	(2,952,496)	(270,568)	(7,245,975)

Property, Plant, & Equipment, Net	$12,314,787	$18,461,144	$1,764,720	$32,540,650

At December 31, 2009
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Buildings	$13,192,892	$8,692,905	$-	$21,885,797
Machinery & Equipment	1,908,216	12,343,760	2,020,846	16,272,822
Furniture & Fixtures	367,993	16,666	6,607	391,266
Auto	678,290	267,044	7,313	952,647
Other	74,933	-	-	74,933
	16,222,324	21,320,375	2,034,766	39,577,465
Less: Accumulated Depreciation
Buildings	(2,237,889)	(165,239)	-	(2,403,128)
Machinery & Equipment	(811,808)	(2,352,315)	(219,212)	(3,383,335)
Furniture & Fixtures	(278,719)	(6,047)	(1,811)	(286,578)
Auto	(487,616)	(86,651)	(579)	(574,913)
Other	(21,245)	-	-	(21,245)
	(3,837,277)	(2,610,252)	(221,602)	(6,669,131)

Property, Plant, & Equipment, Net	$12,385,047	$18,710,123	$1,813,164	$32,908,334

The shared campus of Wuhan Blower and Wuhan Generating consists of approximately 440,000 square feet (44,233 square meters) of building floor space.  The Company’s new turbine manufacturing workshop will provide approximately 215,482 square feet (20,019 square meters) of floor space.  A new office building will house the business operations of Wuhan Generating and will provide an additional 134,656 square feet (12,510 square meters) of floor space.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

The newly acquired campus of Wuhan Sungreen will house the following buildings when fully built out and complete:

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

In order to complete the building of the Workshop 1 the Company will need to pay approximately an additional $5.1 million beyond the amount committed in the asset purchase agreement.

9.   LAND USE RIGHTS

At March 31, 2010
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Land Use Rights	$2,123,316	$-	$10,501,499	$12,624,815
Less: Accumulated Amortization	(292,903)	-	(425,420)	(718,323)
Land Use Rights, Net	$1,830,413	$-	$10,076,079	$11,906,492

At December 31, 2009
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Land Use Rights	$2,199,372	$-	$10,499,810	$12,699,182
Less: Accumulated Amortization	(276,049)	-	(349,994)	(626,043)
Land Use Rights, Net	$1,923,323	$-	$10,149,816	$12,073,139

The Company acquired through Wuhan Hi-Tech Blower Manufacturing Co. Ltd. (WBM) the Land Use Rights for three parcels of land totaling 1,170,000 square feet for a term of 50 years from March 1, 2004 to March 1, 2054 for $1,856,757 (RMB 14,515,200).  The land has been used for the Company’s facilities including the blower manufacturing facilities, turbine manufacturing facility, warehouses, testing facilities, dormitories, and administrative buildings for its Wuhan Blower and Wuhan Generating subsidiaries.

The parcel of land purchased in the asset acquisition and now carried on the books of Wuhan Sungreen total 792,547 square feet (73,630.05 square meters).  The land will be used for Wuhan Sungreen’s office building, workshops, and dormitories.  The land use right will be amortized over 30 years.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

10. CONSTRUCTION IN PROGRESS

Construction in progress represents the direct costs of design, acquisition, building construction, building improvements, and land improvement.  These costs are capitalized in the Construction in Progress account until substantially all activities necessary to prepare the assets for their intended use are completed.  At such point, the Construction in Progress account is closed and the capitalized costs are transferred to their appropriate asset classification.  No depreciation is provided until it is completed and ready for the intended use.

The assets reported under the construction in progress account relate to various projects at the Company’s operating subsidiaries.  All of the construction projects at Wuhan Blower have been substantially completed. The assets have been put into use.  Accordingly, the assets have been moved to the property, plant and equipment account.  Construction projects at Wuhan Generating include a new workshop, office building and the installation of equipment in the workshop.  The workshop was completed in the beginning of 2009.  All equipment will be fully installed and operational by the end of the second quarter of 2010.  The structure of the office building has been substantially completed; however, the necessary construction of the interior to bring the building into use has been temporarily stopped.  The Company is evaluating its current resources and will provide an expected completion date when it believes sufficient resources will be available to complete the construction.  The construction projects at Wuhan Sungreen include a new workshop and office building.  The Company expects construction on both the workshop and office building to be complete by the end of 2010.

Construction in progress increased by approximately $18.2 million from December 31, 2007 to December 31, 2008.  Approximately $11.0 million of this increase was attributable to the acquisition of construction in progress accounts related to the purchase of Wuhan Sungreen in 2008.  Approximately $7.2 million was attributable to investments in the turbine facility of Wuhan Generating.  Also, during this same period, certain assets that were completed and put into use were moved from the construction in progress account to the property, plant and equipment account.  From December 31, 2008 to December 31, 2009, Construction in Progress decreased by approximately $10.2 million which reflects those assets being moved from construction in progress account to the property, plant and equipment account.

The following table details the assets that are accounted for in the Construction-in-Progress account at March 31, 2010 and December 31, 2009:

		At	At
		March 31,	December 31,
Subsidiary	Description	2010	2009
Wuhan Blower	Badminton courts	24,137	24,133
Wuhan Blower	Workshop Equipment	372,171	-
Wuhan Generating	Capitalized Interest	67,572	67,561
Wuhan Generating	Equipment Requiring Installation	2,528,700	2,528,256
Wuhan Generating	Generating Office Building	3,428,451	3,427,899
Wuhan Generating	Miscellaneous	-	4,429
Wuhan Sungreen	Landscaping	146,303	146,280
Wuhan Sungreen	Workshop	4,850,368	4,849,588
Wuhan Sungreen	Office Building	5,796,363	5,792,300
Wuhan Sungreen	Utility Systems Setup	1,023,976	1,023,811
		$18,238,041	$17,864,257

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

11. INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	March 31, 2010	December 31, 2009

Category of Asset
Trademarks	$146,283	$106,038
Mitsubishi License	336,870	302,888
Tianyu CAD License	4,462	3,958
Sunway CAD License	16,822	16,820
Microsoft License	13,970	12,222
	$518,407	$441,926

Less: Accumulated Amortization
Trademarks	$(65,686)	$(62,160)
Mitsubishi License	(161,532)	(152,862)
Tianyu CAD License	(2,417)	(2,287)
Sunway CAD License	(4,137)	(3,915)
Microsoft License	(8,352)	(7,904)
	$(242,124)	$(229,128)

Intangible Assets, Net	$276,283	$212,798

The weighted average amortization period for the Company’s intangible assets at March 31, 2010 and December 31, 2009 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

12. BANK LOANS AND NOTES

The following table provides the name of the creditor, due date, interest rate, and amounts outstanding at March 31, 2010 and December 31, 2009, for the Company’s bank loans and notes payable.

				Interest	At	At
				Rate Per	March 31,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2010	2009
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	-	3,656,467
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	-	804,423
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	1,609,105	1,608,846
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	731,411	7,312,935
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	4.425%	541,244	833,675
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/13/2010	5.84%	2,925,645	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/28/2010	5.84%	3,657,056	-
Wuhan Blower	Bank Loans	Wuhan Kangfuman Consulting & Co.	7/5/2010	4.425%	292,564	-
Subtotal					9,757,025	14,216,346

Wuhan Blower	Long Term Loan–Current Portion	Standard Chartered Bank	3/11/2011	9.40%	933,281

Wuhan Blower	Long Term Loan	Standard Chartered Bank	12/17/2012	9.40%	17,732,332	7,094,145

Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010		-	1,828,234
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010		-	417,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010		-	1,462,587
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010		-	731,294
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010		-	892,178
Wuhan Blower	Notes Payable	Standard Chartered Bank	4/2/2010		669,946	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	5/13/2010		2,559,939	-
Wuhan Blower	Notes Payable	Wuhan Xinxinshi Trade Co., Ltd	4/14/2010		1,462,823	-
Subtotal					4,692,708	5,331,340

Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	1,462,822	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	*1,462,587
Subtotal					1,462,822	4,387,761

Wuhan Generating	Long Term Loan – Current Portion	Standard Chartered Bank	3/11/2011	9.40%	219,423	-

Wuhan Generating	Long Term Loan	Standard Chartered Bank	12/17/2012	9.40%	4,169,044	2,925,714

Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010		-	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010		917,921	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010		-	530,188
Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010		-	917,773
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		-	3,948,985
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		3,949,621	-
Wuhan Generating	Notes Payable	Hankou Bank	4/22/2010		530,273	-
subtotal					5,397,815	12,709,881

Wuhan Sungreen	Notes Payable	Various vendors and individuals	On Demand		93,621	*93,066

Total					$44,458,071	$46,758,253

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

*The disclosure of the amount of various notes on demand attributable to Wuhan Sungreen has been revised as a correction of error.  The amount was formerly disclosed as $13,006 in the notes to the financial statements dated December 31, 2009.  The total liability amount related to bank loans shown on the consolidated balance sheet was properly disclosed; the error was confined to just the note regarding bank loans.  In accordance with SFAS 154, and SAB 99, the Company believes the error was immaterial to prior financial statements and there was no impact to earnings for that period.

**The Company has corrected an error in the classification of debts between long term and short term.  The amount related to the loan from Bank of Communications was improperly included in the total for long term loans on the consolidated balance sheet at December 31, 2009; however the amount was properly disclosed as current in the notes to the financial statements for the same period.  The amount was subsequently refinanced by a loan from Standard Chartered Bank on January 29, 2010.  In light of the amount and circumstances of the error, in accordance with SFAS 154 and SAB 99, the Company has determined that the error was immaterial and the Company’s earnings were unaffected by the correction.

Certain notes payable, as indicated above, do not have a stated rate of interest.  These notes are payable on demand to the Company’s creditors.  The creditors have given extended credit terms secured by pledge of the Company’s restricted cash.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

In November 2009, Standard Chartered Bank granted the Company credit facilities in the amount of $50,189,435.  The Company may borrow at a fixed rate set by the bank. The credit facilities are secured by the Company’s mortgage of real property, property, plant and equipment, land use rights, assignment of accounts receivable, and trademarks.

Credit Facilities from Standard Chartered Bank at March 31, 2010:

	Used	Unused	Total Facility
Tranche A	$23,054,080	$7,899,241	$30,953,321
Tranche B	-	13,384,825	13,384,825
Notes Payable	3,229,885	2,621,404	5,851,289
Total	$26,283,965	$23,905,470	$50,189,435

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

The Company was in compliance with all loan covenants as of March 31, 2010, except that the Company did not comply with: (1) the days accounts receivable ratio covenant, and (2) the interest coverage ratio covenant in its loan agreement with Standard Chartered.  The days accounts receivable ratio is calculated by dividing the Company’s revenue for the four quarters ended March 31, 2010 by 360 and then dividing that number into accounts receivable.  At March 31, 2010, the Company’s days account receivable ratio was 182, which was above the maximum of 180 provided in the Standard Chartered loan agreement.  The interest coverage ratio is computed by dividing the Company’s earnings before interest, tax, amortization, and depreciation for the four quarters ended March 31, 2010 by the interest for the same period.  At March 31, 2010, the interest coverage ratio was 4.77, which was below the minimum of 5.0.  The Company has requested a waiver from Standard Chartered for this noncompliance.  The Company had violated similar covenants at December 31, 2009, and had requested a waiver for its non compliance.  On May 19, 2010, the Company received a waiver from Standard Chartered.  Based on the Company's conversations with Standard Chartered and the waiver received for covenant non compliance at December 31, 2009, the Company does not believe that Standard Chartered will take any adverse action against the Company for noncompliance with these financial covenants.

13. WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet under Accrued Liabilities.  The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary.  The Company’s typical sales contracts provide for a warranty period of 12-24 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the three months ended March 31, 2010 and the year ended December 31, 2009:

	March 31, 2010	December 31, 2009

Balance at beginning of period	$1,469,358	$1,154,613
Adjustment
Accruals for current & pre-existing warranties issued during period	181,064	371,764
Less: Settlements made during period	-	(57,019)
Less: Reversals and warranty expirations	-	-
Balance at end of period	$1,650,422	$1,469,358

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

14. CAPITALIZATION

The Company’s outstanding securities at March 31, 2010 are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	25,351,950	N/A	N/A
Series A Preferred	6,241,453	2/7/2007	N/A
Series B Preferred	6,354,078	9/5/2009	N/A
Series A Warrants	6,172,531	2/7/2007	2/6/2012
Series B Warrants	3,821,446	2/7/2007	2/6/2012
Series C Warrants	635,710	2/7/2007	2/6/2017
Series AA Warrants	617,253	2/7/2007	2/6/2017
Series BB Warrants	382,145	2/7/2007	2/6/2017
Series JJ Warrants	636,908	2/7/2007	2/6/2017
Series J Warrants	-	2/7/2007	11/7/2008
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	1/2/2008	1/2/2018
Options Issued to Directors	160,000	3/10/2010	3/10/2020
Total Shares on Fully Diluted Basis	50,453,474

Series A Convertible Preferred Stock

The Series A Preferred Stock is convertible into shares of the Company’s common stock on a one-for-one basis.  Holders of Series A Preferred Stock are entitled to a dividend equal to 5% per annum of the amount invested, subject to adjustment.  These dividends are payable quarterly.  In the event of a voluntary or involuntary liquidation, holders of preferred stock are entitled to a liquidation preference of $2.33 per share.  This amount is in excess of the stock’s par value of $0.0001.  The Series A convertible preferred stock is cumulative, non-participating, and non-redeemable, and as such, there is no related sinking fund.  On or after February 5, 2010, the Series A Convertible Preferred Stock will be mandatorily converted into common stock if the Company’s common stock achieves certain price and volume requirements.

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
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

Warrants

Our outstanding Series A warrants are exercisable for an aggregate of 6,172,531 shares of common stock as of March 31, 2010. The Series A Warrants have an exercise price of $2.57 per share and expire on February 7, 2012.

Our outstanding Series B Warrants are exercisable for an aggregate of 3,821,446 shares of common stock as of March 31, 2010.  The Series B Warrants have an exercise price of $2.57 and expire on February 7, 2012.

The Series C, AA, BB and JJ Warrants relate to the Series A Convertible Preferred Stock, Series A Warrants, Series B Warrants and Series J Warrants, respectively. The exercise prices of the Series C, AA, BB and JJ Warrants are $2.57, $2.83, $2.83 and $2.57, respectively. The Series C, AA, BB and JJ Warrants expire on February 7, 2017.  As of March 31, 2010, our outstanding Series C, AA, BB and JJ Warrants were exercisable for 635,710, 617,253, 382,145 and 636,908 shares of common stock, respectively.

The Series J Warrants expired on November 7, 2008.

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

15. COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered Paid-in capital.  The Company had future unfunded commitments, as provided below.

	March 31,	December 31,
	2010	2009
Unadjusted Registered Capital in PRC	$52,575,256	$52,575,256

50% maximum thereof	26,287,628	26,287,628

Less: Amounts Appropriated to Statutory Reserve	(5,454,773)	(4,563,593)
Unfunded Commitment	$20,832,855	$21,724,035

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

Income before taxes and the provision for taxes consists of the following:

	March 31, 2010	December 31, 2009
Income (loss) before taxes:
US	$(134,199)	$(2,475,455)
BVI	(242)	(27,927)
PRC	2,361,091	12,412,787
Total income before taxes	$2,226,650	$9,909,405

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

Provision for taxes:
Current:
U.S. Federal	-	-
State	-	-
China	331,849	2,195,828
Currency effect	-	403
	$331,849	$2,196,231

Deferred:
U.S. Federal	-	-
China	(25,064)	(749,031)
	-	(749,031)
Total provision for taxes	$306,785	$1,447,200
Effective tax rate	13.78%	14.60%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Deferred tax assets
Bad debt expense & accrual expense	$774,095	$749,031
	774,095	749,031
Valuation allowance	-	-
Total deferred tax assets	774,095	749,031
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	774,095	749,031
Reported as:
Current deferred tax assets	774,095	749,031
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$774,095	$749,031

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the three months ended March 31, 2010 and the year ended December 31, 2009 are shown in the following table:

	2010	2009
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	-9.00%	-9.00%
Accruals in foreign jurisdictions	1.28%	2.10%
Tax holiday	-12.50%	-12.50%
Effective tax rate	13.78%	14.60%

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

17. EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
Basic Earnings Per Share Numerator
Net Income	$1,919,865	$1,115,072
Less:
Preferred Dividends	177,300	178,802
Series A Constructive Preferred Dividend	-	-
Series B Constructive Preferred Dividend	-	-
Income Available to Common Stockholders	$1,742,565	$936,270

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	1,742,565	$936,270
Add:
Preferred Dividends	177,300	-
Income Available to Common Stockholders on Converted Basis	1,919,865	$936,270

Original Shares:
Additions from Actual Events
- Issuance of Common Stock	25,351,950	24,752,802
- Conversion of Series A Preferred Stock into Common Stock	-	-
- Conversion of Series B Preferred Stock into Common Stock	-	-
- Issuance of Common Stock resulting from the Exercise of Warrants	-	6,944
- Issuance of Penalty Shares	-	-
Basic Weighted Average Shares Outstanding	25,351,950	24,759,746

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock	6,241,453	6,241,453
- Conversion of Series B Preferred Stock	6,354,078	6,354,078
- Exercise of Investor Warrants & Placement Agent Warrants	-	2,307,540
- Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	37,947,481	39,662,817

Earnings Per Share
- Basic	$0.07	$0.04
- Diluted	0.05	0.03

Weighted Average Shares Outstanding
- Basic	25,351,950	24,759,746
- Diluted	37,947,481	39,662,817

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

18. OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating, and Wuhan Sungreen.  Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers.  Wuhan Generating is primarily engaged in the design, manufacture, installation, and service of power generating equipment.  Wuhan Sungreen is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.  Below is a presentation of the Company’s results of operations for the three months ended March 31, 2010 and 2009 and financial position at March 31, 2010 and December 31, 2009.  The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations				Company,
For the three months ended	Wuhan	Wuhan	Wuhan	UFG,
March 31, 2010	Blower	Generating	Sungreen	Adjustments	Total
Sales	$12,055,287	$5,697,189	$198,818	$-	$17,951,294
Cost of Sales	8,599,926	4,271,942	140,630	-	13,012,498
Gross Profit	3,455,361	1,425,247	58,188	-	4,938,796

Operating Expenses	1,038,381	365,694	163,233	134,441	1,701,749

Other Income (Expenses)	(886,435)	(122,988)	(974)	-	(1,010,397)

Earnings before Tax	1,530,545	936,565	(106,019)	(134,441)	2,226,650

Tax	(148,509)	(158,276)	-	-	306,785

Net Income	$1,382,036	$778,289	$(106,019)	$(134,441)	$1,919,865

Results of Operations				Company,
For the three months ended	Wuhan	Wuhan	Wuhan	UFG,
March 31, 2009	Blower	Generating	Sungreen	Adjustments	Total
Sales	$10,264,837	$7,741,779	$69,436	$-	$18,076,052
Cost of Sales	7,834,834	6,404,572	45,877	-	14,285,283
Gross Profit	2,430,003	1,337,207	23,559	-	3,790,769

Operating Expenses	1,211,477	296,142	82,421	357,703	1,947,743

Other Income (Expenses)	(330,916)	(103,977)	12	404	(434,477)

Earnings before Tax	887,610	937,088	(58,850)	(357,299)	1,408,549

Tax	(146,615)	(146,862)	-	-	(293,477)

Net Income	$740,995	$790,226	$(58,850)	$(357,299)	$1,115,072

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

Financial Position				Company,
At	Wuhan	Wuhan	Wuhan	UFG,
March 31, 2010	Blower	Generating	Sungreen	Adjustments	Total
Current Assets	94,206,043	71,752,043	1,651,933	(58,530,862)	109,079,157
Non Current Assets	49,480,596	24,485,867	23,657,809	(32,517,225)	65,107,047
Total Assets	143,686,639	96,237,910	25,309,742	(83,570,921)	174,186,204

Current Liabilities	46,504,205	53,977,365	1,310,059	(53,939,114)	47,852,515
Non Current Liabilities	17,732,333	4,169,044	-	-	21,901,377
Total Liabilities	64,236,538	58,146,409	1,310,059	(53,939,114)	69,753,892

Net Assets	79,450,101	38,091,501	23,999,683	(37,108,973)	104,432,312

Total Liabilities & Net Assets	143,686,639	96,237,910	25,309,742	(91,048,087)	174,186,204

Financial Position				Company,
At	Wuhan	Wuhan	Wuhan	UFG,
December 31, 2009	Blower	Generating	Sungreen	Adjustments	Total
Current Assets	$76,072,289	$58,026,006	$1,606,646	$(26,049,354)	$109,655,587
Non Current Assets	48,160,407	24,738,269	23,774,958	(32,511,993)	64,161,641
Total Assets	124,232,696	82,764,275	25,381,604	(58,561,347)	173,817,228

Current Liabilities	39,083,033	42,531,885	1,279,778	(21,760,479)	61,134,217
Non Current Liabilities	7,094,145	2,925,174	-	-	10,019,319
Total Liabilities	46,177,178	45,457,059	1,279,778	(21,760,479)	71,153,536

Net Assets	78,055,518	37,307,216	24,101,826	(36,800,868)	102,663,692

Total Liabilities & Net Assets	$124,232,696	$82,764,275	$25,381,604	$(58,561,347)	$173,817,228

The amounts carried in the column for the Company, UFG and adjustments reflect the corporate expenses of the Company and its wholly owned subsidiary, Universe Faith Group Limited, which has no operations and only serves to hold the Company’s operating subsidiaries.  Our corporate expenses include the costs for professional fees related to corporate matters and compliance efforts.  The majority of the costs are directly a result of the Company being a U.S. public company.  The Company believes that these costs are not costs which are directly attributable to the operations of our operating segments and thus any allocation of these costs would be discretionary and may misrepresent the performance of our operating segments.  We discuss the reasons for the fluctuation in these costs in our selling and general and administrative expenses in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The adjustments represent the eliminations necessary to consolidate the financial statements.  See Note 2(b) - Consolidation.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
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

For the three months ended March 31, 2010 and year ended December 31, 2009, the Company recorded $0 of stock compensation expense.  For the three months ended March 31, 2010, 160,000 stock option grants were issued to the four independent directors for service during 2009 and 2010. The 160,000 stock options vest in four equal installments beginning on June 10, 2010 and every three months thereafter.

The range of the exercise prices of the outstanding stock options are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	240,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

The Company has not accrued or realized tax benefit related to the expense of stock options in the United States because it does not currently have a plan to repatriate its earnings.

20.	CONCENTRATION OF CREDIT RISK AND OTHER RISKS

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

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of March 31, 2010 and December 31, 2009, and the related statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP

South San Francisco, California	Samuel H. Wong & Co., LLP
May 13, 2010	Certified Public Accountants

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	vulnerability of our business to general economic downturn;
•	our ability to obtain financing on favorable terms;
•	our ability to comply with the covenants and other terms of our loan agreements with Standard Chartered Bank (China) Limited, Guangzhou Branch;
•	establishing our business segment relating to industrial parts and machinery equipment;
•	operating in the PRC generally and the potential for changes in the laws of the PRC that affect our operations, including tax law;
•	our ability to remediate material weaknesses in our internal control over financial reporting;
•	our ability to meet or timely meet contractual performance standards and schedules;
•	our dependence on the steel and iron markets;
•	exposure to product liability and defect claims;
•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;
•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and
•	the other factors referenced in this report.

These risks and uncertainties, along with others, are also described in the Risk Factors section in Part II, Item 1A of this Form 10-Q.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through our wholly owned subsidiary, Universe Faith Group, Ltd. (“UFG”), which has no operations of its own and only serves to hold our Chinese operating subsidiaries, Wuhan Blower Co., Ltd. (“Wuhan Blower”), Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating”) and Wuhan Sungreen Environment Protection Equipment Co., Ltd. (“Wuhan Sungreen”), which we formerly referred to as Wuhan Xingelin Machinery Equipment Manufacturing Co., Ltd., or Wuhan Xingelin.  Wuhan Blower is a manufacturer of industrial blowers that are principally components of steam-driven electrical power generation plants. Wuhan Generating manufactures industrial steam and water turbines, which also are principally used in electrical power generation plants. Wuhan Sungreen manufactures silencers, connectors and other general parts for industrial blowers and electrical equipment, and it produces general machinery equipment. Wuhan Blower, Wuhan Generating and Wuhan Sungreen conduct all of their operations in the People’s Republic of China, which we refer to in this report as the PRC or China. Prior to our acquisition of UFG in February 2007, we were a publicly held shell company with no operations other than efforts to identify suitable parties for a merger transaction.  Our corporate structure is as follows:

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results for the three month periods ended March 31, 2010 and 2009 and the financial condition at March 31, 2010.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Sales.  Sales decreased $0.1 million, or 0.7%, to $18.0 million for the three months ended March 31, 2010 from $18.1 million for the same period in 2009.   This decrease was mainly attributable to the Company’s focused efforts on collection of accounts receivable in order to improve our cash position instead of committing our working capital to additional projects, and to maintaining sales with higher gross margin.

 Cost of Sales.  Our cost of sales decreased $1.3 million, or 8.9%, to $13.0 million for the three months ended March 31, 2010 from $14.3 million during the same period in 2009.  As a percentage of sales, the cost of sales was 72.5% during the three months ended March 31, 2010 compared to 79.0% in the same period of 2009.  This decrease was primarily attributable to more efficient production and to the use of different product mixes, which resulted in a reduction in production costs.

Gross Profit.  Our gross profit increased $1.1 million, or 30.3%, to $4.9 million for the three months ended March 31, 2010 from $3.8 million for the same period in 2009.  Gross profit as a percentage of sales was 27.5% for the three months ended March 31, 2010 compared to 21.0% during the same period in 2009.

Selling Expenses.  Our selling expenses for the three months ended March 31, 2010 were consistent with that for the same period in 2009.  As a percentage of sales, selling expenses were 2.3% for the three months ended March 31, 2010 and March 31, 2009.

General and Administrative Expenses.  Our general and administrative expenses decreased approximately $271,000, or 19.6%, to $1.1 million for the three months ended March 31, 2010 from $1.4 million for the same period in 2009.  As a percentage of sales, general and administrative expenses were 6.2% for the three months ended March 31, 2010 compared to 7.6% for the same period in 2009.  This decrease as a percentage of sales was primarily attributable to more aggressive measures implemented to control costs.

Warranty Expense.  Our warranty expense increased to approximately $181,000 for the three months ended March 31, 2010 from approximately $154,000 for the same period in 2009.  As a percentage of sales, warranty expense was 1.0% for the three months ended March 31, 2010 compared to 0.9% for the same period in 2009.

Operating Income.  Our operating income increased $1.4 million, or 75.6%, to $3.2 million for the three months ended March 31, 2010 from $1.8 million for the same period in 2009.  As a percentage of sales, operating income was 18.0% for the three months ended March 31, 2010 compared to 10.2% for the same period in 2009.   This increase as a percentage of sales was primarily attributable to increase in production efficiency and tighter control over expenses.

Interest Income.  Our interest income decreased to approximately $19,000 for the three months ended March 31, 2010 from approximately $184,000 for the same period in 2009.  This decrease was due to a decrease in bank deposits.

Interest Expense.  Our interest expense increased approximately $394,000, or 62.2%, to approximately $1.0 million for the three months ended March 31, 2010 from approximately $633,000 for the same period in 2009.  This increase was due to the significant increase in bridge loans, related interest expenses and a one-time financing consultancy fee in connection with the rearrangement of the Company’s loan facilities among the banks.

Income Tax.  Our income tax liability for the three months ended March 31, 2010 was $0.3 million, which is consistent with the prior year period.  Two of the Company’s subsidiaries, Wuhan Blower and Wuhan Generating, were subject to 12.5% PRC income tax during the three months ended March 31, 2010 and March 31, 2009.  Wuhan Sungreen was in a loss position and consequently did not incur any tax liability.  Wuhan General did not incur any U.S. income tax liability during the three months ended March 31, 2010 and March 31, 2009.

Net Income.  Net income increased $0.8 million, or 72.2%, to $1.9 million during the three months ended March 31, 2010 from $1.1 million during the same period in 2009, as a result of the factors described above.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities and the development of our new industrial parts and machinery equipment business.  We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions.  As of March 31, 2010, we had cash and cash equivalents of $11.9 million, including restricted cash of $7.6 million.

As discussed above, for the three months ended March 31, 2010, our sales decreased 0.7% compared to the same period in 2009.  The slight decrease in total revenue was mainly because we focused our efforts on collection of accounts receivable in order to improve our cash position and reduce the age of our receivables by closely monitoring our customers’ ability to pay and delaying production or delivery to customers with older receivables.  Although we are still experiencing some payment delays, our focus on the collection of accounts receivable resulted in a decrease in the days accounts receivable ratio to 182 days at March 31, 2010, compared to 209 days at December 31, 2009.  Nonetheless, the days accounts receivable ratio is still 56 days longer than it was at March 31, 2009.  Our income from operations was sufficient to meet our working capital needs for the first quarter of 2010 primarily due to the improvement in the collection of accounts receivable.

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

The majority of our customers pay us in installments at various stages of project completion. The percentage of the purchase price due at the various stages varies somewhat between contracts. In our standard sales contract, our customers are required to pay us 60% of the purchase price of a piece of equipment at the time of delivery. Alternatively, some sales contracts provide for 15% due upon signing and 45% due upon delivery. Our customers are generally required to pay us an additional 30% of the purchase price when the equipment has been installed and has performed properly for 72 hours. However, since our equipment is generally a component of a larger project, there are times that customers do not allow us to install the equipment immediately upon delivery. Our standard sales contract generally requires payment of the remaining 10% no later than 18 months following the installation.  Due to the global economic crisis, some customers have not strictly adhered to the contractual payment terms. This increased our accounts receivable, which is discussed in detail below. Although the payment terms in our standard sales contract result in a long payment cycle, we believe our payment terms are typical in our industry in China.  Nonetheless, we are seeking more aggressive payment schedules on new sales contracts in order to improve our liquidity position.

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

Accounts receivable decreased from approximately $54.0 million to $47.0 million from December 31, 2009 to March 31, 2010. This decrease resulted primarily from closely monitoring our customers’ ability to pay and delaying production or delivery to customers with older receivables.

The allowance for bad debt provided in accordance with the Company’s accounting policy was approximately $180,000 at March 31, 2010. The Company applied a rate of 5% on outstanding accounts receivable, which results in an allowance of $2.9 million. The Company made an assessment of its outstanding receivables and provided a specific write off during the first quarter of 2010 of approximately $77,000 to reflect actual unrecoverable amounts.

We will continue to employ additional resources in collecting on outstanding accounts receivable and have aligned more closely sales commissions with the collection on sales.  The Company generally experiences a longer collection period with respect to its turbine customers compared to its blower customers due to the longer installation period needed for the turbines.  Historically, our collections in the first quarter are weaker because most of our customers are closed for an extended period of time to celebrate the Chinese lunar new year.

At March 31, 2010, we had approximately $2.0 million in other receivables, which is a decrease of approximately $2.6 million compared to the balance at December 31, 2009.

We also had advances to suppliers of approximately $29.4 million at March 31, 2010, which increased by $4.8 million compared to the balance at December 31, 2009.  The increase was mainly due to significant advance payments made in the first quarter of 2010 to suppliers for equipment.  We typically need to place a deposit in advance with our suppliers on a portion of the purchase price, and for some suppliers, we must maintain a deposit for future orders.

We had inventory turnover of 1.1 times and 1.2 times for the three months ended March 31, 2010 and March 31, 2009, respectively.  We calculate inventory turnover as sales divided by average inventory.  Inventory increased approximately $1.1 million in raw materials, decreased approximately $1.3 million in work in progress, increased approximately $167,000 in finished goods and increased approximately $88,000 in low value consumables for the three months ended March 31, 2010.  The raw materials increase resulted from the Company’s effort to increase stock levels in order to meet growing demand in the coming quarters.

Net cash provided by operating activities for the three months ended March 31, 2010 was approximately $6.5 million, as compared to approximately $73,000 used in the same period in 2009. This change was primarily due to an increase in the collection of accounts receivable and an increase in customer deposits, partially offset by an increase in advances to suppliers.

Net cash used by investing activities for the three months ended March 31, 2010 was approximately $383,000, as compared to approximately $6.1 million provided in the same period in 2009.  This change was mainly a result of a decrease in restricted cash, offset by the increase in plant and equipment.

Net cash used in financing activities for the three months ended March 31, 2010 was approximately $2.3 million, as compared to approximately $8.8 million used in the same period in 2009.  This change was primarily due to a decrease in the repayment of notes.

We intend to expend a significant amount of capital to complete our facilities and the installation of equipment and to make deposits for performance bonds for new projects that we have obtained.  In light of the completion of the credit facility with Standard Chartered, which is discussed below, the Company believes that its currently available working capital, combined with cash from operations and bank financing, should be adequate to sustain operations at current levels through at least the next 12 months.  For our long-term strategic growth, the Company will continue to rely upon debt and capital markets for any necessary long-term funding not provided by operating cash flows.  Funding decisions will be guided by our capital structure planning objectives. The primary objectives of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense.

Bank Loans and Notes Generally

As of March 31, 2010, we had banking facilities in the form of bank loans and loan facilities from other non-bank entities totaling approximately $44.5 million (based on an exchange rate of 6.8361 RMB per 1 U.S. dollar).  The Company had no availability under its bank facilities and loan facilities as of March 31, 2010.  However, if the Company satisfies certain requirements under its Loan Agreement with Standard Chartered, the Company will be able to draw additional funds under that facility.  Information regarding these loans and notes is set forth below in U.S. dollars.

				Interest
				Rate Per	At March 31,	At December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2010	2009
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	-	3,656,467
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	-	804,423
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	1,609,105	1,608,846
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	731,411	7,312,935
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	4.425%	541,244	833,675
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/13/2010	5.84%	2,925,645	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/28/2010	5.84%	3,657,056	-
Wuhan Blower	Bank Loans	Wuhan Kangfuman Consulting & Co.	7/5/2010	4.425%	292,564	-
Subtotal					9,757,025	14,216,346

Wuhan Blower	Long Term Loan–Current Portion	Standard Chartered Bank	3/11/2011	9.40%	933,281
Wuhan Blower	Long Term Loan	Standard Chartered Bank	12/17/2012	9.40%	17,732,332	7,094,145

Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010		-	1,828,234
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010		-	417,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010		-	1,462,587
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010		-	731,294
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010		-	892,178
Wuhan Blower	Notes Payable	Standard Chartered Bank	4/2/2010		669,946	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	5/13/2010		2,559,939	-
Wuhan Blower	Notes Payable	Wuhan Xinxinshi Trade Co., Ltd	4/14/2010		1,462,823	-
Subtotal					4,692,708	5,331,340

Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	1,462,822	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	1,462,587
Subtotal					1,462,822	4,387,761

Wuhan Generating	Long Term Loan – Current Portion	Standard Chartered Bank	3/11/2011	9.40%	219,423	-
Wuhan Generating	Long Term Loan	Standard Chartered Bank	12/17/2012	9.40%	4,169,044	2,925,714

Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010		-	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010		917,921	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010		-	530,188
Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010		-	917,773
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		-	3,948,985
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		3,949,621	-
Wuhan Generating	Notes Payable	Hankou Bank	4/22/2010		530,273	-
subtotal					5,397,815	12,709,881

Wuhan Sungreen	Notes Payable	Various vendors and individuals	On Demand		93,621	93,066

Total					$44,458,071	$46,758,253

We plan to either repay this debt as it matures or refinance this debt with other debt.  As described in more detail below, our Chinese operating subsidiaries recently obtained a loan facility of up to RMB 303,100,000 (approximately $44.4 million).  The two installments that we have received under this loan facility were used to repay existing bank debt and purchase equipment for Wuhan Generating.  Moreover, this loan facility has allowed the Company to use the funds generated from operations for working capital.

Loan Facility with Standard Chartered

On November 11, 2009, Wuhan Blower, Wuhan Generating and Wuhan Sungreen (collectively, the “Borrowers”) entered into a Loan Agreement with Standard Chartered Bank (China) Limited, Guangzhou Branch (“Standard Chartered”).  The Loan Agreement provides for a loan facility totaling RMB 303,100,000 (approximately $44.4 million) in senior secured debt financing consisting of a term loan facility for up to RMB 211,600,000 (approximately $31.0 million) (the “Tranche A Loan”) and a term loan facility for up to RMB 91,500,000 (approximately $13.4 million) (the “Tranche B Loan,” together with the Tranche A Loan, the “Loans”).  The two installments that we have received under the Tranche A Loan were used primarily to repay the existing bank debts of Wuhan Blower and Wuhan Generating and to purchase equipment for Wuhan Generating.  The Tranche B Loan will be used primarily to facilitate the capital expenditure investments of Wuhan Sungreen.

As of March 31, 2010, the Company had received approximately $23.1 million under the Tranche A Loan and approximately $3.2 million under a bridge loan from Standard Chartered.  As of March 31, 2010, the Company had under the Tranche A Loan and Tranche B Loan unused amounts of approximately $7.9 million and $13.4 million, respectively.  The Company also had approximately $2.6 million unused under the bridge loan with Standard Chartered.  These unused amounts are not available to the Company until the Company meets certain conditions.  The Company is working with Standard Chartered to satisfy these conditions.

The obligations under the Loan Agreement are guaranteed by the Company, Universe Faith Group Limited and Mr. Xu Jie, our Chairman of the Board and controlling stockholder.  Each of the guarantors also is a party to the Loan Agreement.

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

The Tranche A Loan bears interest at a fixed rate of 9.40%.  The interest rate of the Tranche B Loan will be either a fixed rate or floating rate plus margin, to be determined at the time of the first drawdown.  The Borrowers also must pay Standard Chartered, who also serves as the facility agent, an annual commitment fee of 3%, which is to be paid monthly while the Loans are available.

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

As a condition to the Loans, the Borrowers granted to Standard Chartered a security interest in substantially all of their assets, including, among other things, mortgages over land use rights and ownership of buildings, factories and equipment, pledge of shares, existing and future account receivables that exceed certain amounts and registered trademarks.  In addition, each of the Borrowers agreed to provide financial and other information within certain time frames, including audited financial statements within 90 calendar days after the end of each fiscal year and unaudited financial statements within 15 calendar days after the end of each fiscal quarter.  Each of the Borrowers and guarantors also agreed, among other things, that there will be no material changes in the senior officers or board of directors without the prior written consent of Standard Chartered and all related party transactions will be at arm’s-length.

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

The Loan Agreement is governed by the laws of the PRC.  All financial covenants under the Loan Agreement are based on generally accepted accounting principles in the PRC.  All amounts in the Loan Agreement are denominated in RMB, which is the currency used in the PRC.  The dollar translations used in this summary of the Loan Agreement are based on the exchange rate of RMB 6.83 for each 1.00 U.S. dollar.  The foregoing summary of the Loan Agreement is qualified in its entirety by reference to the Loan Agreement, which is Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2009.

In connection with the Loan Agreement, Wuhan Blower entered into a Consulting Service Agreement with Standard Chartered Corporate Advisory Co. (Beijing), Ltd. (the “Advisor”) for certain advisory and management services.  Under this agreement, the Borrowers agreed to pay to the Advisor a management fee of 1% of the net gross revenues of the Borrowers in connection with the Tranche B Loan.  This management fee remains valid and payable until one year after the maturity date of the Loans.  In addition, the Borrowers have agreed to pay to the Advisor an advisory fee of 8% of the Loans.  This description of the Consulting Service Agreement is qualified in its entirety by reference to the Consulting Service Agreement, which is Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 31, 2010.

Covenants under the Loan Agreement with Standard Chartered

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

The Company was in compliance with all loan covenants as of March 31, 2010, except that the Company did not comply with: (1) the days accounts receivable ratio covenant, and (2) the interest coverage ratio covenant in its Loan Agreement with Standard Chartered.  The days accounts receivable ratio is calculated by dividing the Company’s revenue for the four quarters ended March 31, 2010 by 360 and then dividing that number into accounts receivable.  At March 31, 2010, the Company’s days account receivable ratio was 182, which was above the maximum of 180 provided in the Loan Agreement.  The interest coverage ratio is computed by dividing the Company’s earnings before interest, tax, amortization and depreciation for the four quarters ended March 31, 2010 by the interest for the same period.  At March 31, 2010, the interest coverage ratio was 4.77, which was below the minimum of 5.0.  The Company has requested a waiver from Standard Chartered for this noncompliance.  The Company had violated similar covenants at December 31, 2009 and had requested a waiver for its noncompliance.  On May 19, 2010, the Company received a waiver from Standard Chartered for the noncompliance at December 31, 2009.  Based on the Company’s conversations with Standard Chartered and the waiver received for covenant noncompliance at December 31, 2009, the Company does not believe that Standard Chartered will take any adverse action against the Company for noncompliance with these financial covenants at March 31, 2010.

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

Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

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

Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in the U.S. and in the PRC.

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

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale. The Company considers annually whether these assets are impaired. The Company makes its determinations based on various factors that impact those assets. For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future. Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company. Equipment used for production, which undergo regular maintenance, are assessed annually. The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company. Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

Revenue from “Turn-Key” construction projects is recognized using the percentage-of-completion method of accounting and therefore takes into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer or in accordance with paragraphs 62 and 65 of AICPA Statement of Position 81-1, “Accounting for Performance of Construction – Type and Certain Production – Type Contracts.”

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

Selling Expenses

Selling expenses are comprised of outbound freight, salary for the sales force, client entertainment, commissions, depreciation, advertising and travel and lodging expenses.

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

Exchange Rates	3/31/2010	12/31/2009	3/31/2009
Period end RMB: U.S.$ exchange rate	6.83610	6.83720	6.84560
Average period RMB: U.S.$ exchange rate	6.83603	6.84088	6.84659

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

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

Statutory Reserve

In accordance with PRC laws, statutory reserve refers to the appropriation from net income, to the account “statutory reserve” to be used for future company development, recovery of losses, and increase of capital, as approved, to expand production or operations.  PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit.  Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.  The Company cannot pay dividends from statutory reserves or paid in capital registered in the PRC.

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

Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payable, dividend payable, accrued liabilities, and long-term liabilities. The recorded values of cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payable, dividend payable and accrued liabilities approximate their fair values based on their short-term nature. The carrying value of long-term liabilities in the Company’s books approximates their fair values.  The company does not believe that it needs to revalue the carrying value of long term liabilities as a result of changes in interest rates.

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

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon this evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses.  Therefore, our management concluded that our disclosure controls and procedures were not effective.  We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which are described below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this evaluation, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded that we had material weaknesses in our internal control over financial reporting as of December 31, 2009.  Because material weaknesses existed, management concluded that the Company’s internal control over financial reporting as of December 31, 2009 was not effective.  The following is a description of each material weakness with respect to our internal control over financial reporting identified in connection with the management evaluation and the remediation initiatives that we have implemented or intend to implement in the near future.

1)
The Company does not have a comprehensive framework for risk evaluation and assessment at the subsidiary level.  The Company also has not established a separate risk assessment department to assess the Company’s internal and external risks from a global perspective.

Remediation Initiative

We plan to establish risk assessment and evaluation policies and procedures at the subsidiary level to promote a more comprehensive framework for evaluating risks within the Company.  In addition, we plan to establish a separate risk management department, which will enhance the function of our internal audit department by providing regular analysis on risk assessment and implementing any necessary remedies.  The risk management department will report directly to management.

2)
The current accounting staff lacks sufficient depth, skill and experience with U.S. GAAP reporting.  Further, the Company must establish an internal audit department that reports to the Audit Committee.

Remediation Initiative

We are seeking additional accountants experienced in several key areas of accounting, including persons with experience in U.S. GAAP and SEC financial reporting requirements.  We are providing regular training to our accounting staff regarding U.S. GAAP reconciliation and disclosures in financial reports. We also are in the process of enhancing our internal audit department.

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

Remediation Initiative

We plan to create a comprehensive customer evaluation form and will enforce document retention procedures to ensure proper customer information is maintained and updated in a secure database.  The evaluation form will allow the Company to collect information on its customers, including information on the customer’s business background and credit worthiness.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the quarter ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

In late 2005, Wuhan Blower reached an understanding with many of the former management members of Wuhan Turbine Works, a business owned by China Chang Jiang Energy Corporation, whereby it would establish a new business utilizing their management and technology to manufacture small to mid-size steam and water turbines. At that time, we began producing turbines in our existing blower manufacturing facilities and in shared facilities. In March 2006, we broke ground on a new turbine manufacturing facility. The construction of the turbine manufacturing facility was completed in 2009 and approximately 90% of the equipment has been installed. As we receive additional turbine orders, we will install additional customized equipment in this facility in order to increase our production capacity. We have begun production of turbines from this facility and will expand production once the installation is complete. The manufacture of turbines has become a critical component of our business. However, we have only four years experience manufacturing turbines.

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

We owe a balance of approximately $1.5 million in connection with the Sukong Assets. In addition, we must pay an additional $5.1 million to complete construction on the acquired facilities. We may require financing to meet these obligations. There is no guarantee that we will obtain such financing, and, if we are not able to meet our financial commitment in a timely manner, we may not be able to continue Wuhan Sungreen’s operations.

Our management has identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In conjunction with the preparation of this Form 10-Q, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses and therefore were not effective.  For more detailed information regarding our disclosure controls and procedures, see Part I, Item 4T. Controls and Procedures.

The deficiencies and weaknesses in our disclosure controls and procedures resulted from weaknesses in our internal control over financial reporting.  In conjunction with the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of December 31, 2009.  Based upon this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting contained significant deficiencies and material weaknesses and therefore was not effective.

If we are unable to improve our financial and management controls and hire additional accounting and finance staff experienced in addressing complex accounting matters applicable to U.S. public reporting companies, in each case in a timely and effective manner, our ability to comply with the accounting and financial reporting requirements and other rules that apply to U.S. public reporting companies would be impaired.

If the remedial policies and procedures we implement are insufficient to address the identified material weaknesses, or if additional significant deficiencies or material weaknesses in our internal control over financial reporting or disclosure controls and procedures are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected.

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

We have incurred substantial debt to finance our growth. As of March 31, 2010, we had approximately $44.5 million of outstanding bank loans and notes.  This indebtedness could have important consequences to us, such as:

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

Our ability to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to raise additional equity capital, sell assets or borrow more money. We may not be able, at any given time, to raise additional equity capital, sell assets or borrow more money on terms acceptable to us or at all.  In the past, we have refinanced our debt prior to maturity. However, we may not be able to refinance our debt on favorable terms, if at all, in the future.

Restrictions in our loan agreement with Standard Chartered limit our operating and strategic flexibility.

Our loan agreement with Standard Chartered Bank (China) Limited, Guangzhou Branch contains covenants and events of default that, among other things, require us to satisfy financial tests and maintain financial ratios. In particular, these covenants and events of default limit our ability to:

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

We are subject to certain financial loan covenants under our loan agreement with Standard Chartered. If we are unable to satisfy these covenants or obtain a waiver, the lender could demand immediate repayment of this loan.

We are required to comply with certain financial covenants under the loan agreement with Standard Chartered, including the requirement to maintain certain leverage ratios among other things.  If we are not able to comply with such covenants, the Company’s outstanding loan balance could become due and payable immediately and our existing loan facilities with Standard Chartered could be cancelled.  Unless we are able to obtain a waiver from Standard Chartered for any covenant violations, our business, financial condition and results of operations would be significantly harmed.

The Company was in compliance with all loan covenants as of March 31, 2010, except that the Company did not comply with: (1) the days accounts receivable ratio covenant, and (2) the interest coverage ratio covenant in its Loan Agreement with Standard Chartered.  The days accounts receivable ratio is calculated by dividing the Company’s revenue for the four quarters ended March 31, 2010 by 360 and then dividing that number into accounts receivable.  At March 31, 2010, the Company’s days account receivable ratio was 182, which was above the maximum of 180 provided in the Loan Agreement.  The interest coverage ratio is computed by dividing the Company’s earnings before interest, tax, amortization and depreciation for the four quarters ended March 31, 2010 by the interest for the same period.  At March 31, 2010, the interest coverage ratio was 4.77, which was below the minimum of 5.0.  The Company has requested a waiver from Standard Chartered for this noncompliance.  The Company had violated similar covenants at December 31, 2009 and had requested a waiver for its noncompliance.  On May 19, 2010, the Company received a waiver from Standard Chartered for the noncompliance at December 31, 2009.  Based on the Company’s conversations with Standard Chartered and the waiver received for covenant noncompliance at December 31, 2009, the Company does not believe that Standard Chartered will take any adverse action against the Company for noncompliance with these financial covenants at March 31, 2010.  However, Standard Chartered may not provide a waiver on acceptable terms.

Our Chairman of the Board and controlling stockholder personally guarantees certain of our financing arrangements, the loss of which would adversely affect our business prospects, results of operations and financial condition.

Our Chairman of the Board and controlling stockholder, Mr. Xu Jie, personally guarantees certain loan facilities that have become an important financing source to our businesses due to recent cash constraints, which we expect to continue in the near term. We have no agreement with Mr. Xu regarding his providing such personal guarantees. Therefore, Mr. Xu could discontinue his guarantee of our financing at any time. Furthermore, if Mr. Xu ceases to serve as our Chairman of the Board, or in some similar capacity, by reason of his death, resignation, termination or for any other reason, we would likely immediately lose our access to this financing. If this financing were not available to us and we were unable to replace it with another source of financing or cash on hand, in the near term we would have to significantly reduce our spending, which would have a material adverse effect on our business prospects, financial condition and results of operations.

Default in payment by one or more customers that have large account receivable balances could adversely impact our results of operations and financial condition.

A significant portion of our working capital consists of accounts receivable from customers. As of March 31, 2010, we had an aggregate amount of $47.0 million in accounts receivables. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected.  The recent economic downturn has resulted in longer payment cycles and increased collection costs.  The economic downturn also may result in higher defaults than we anticipate.

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

Our business is dependent on the prices and supply of steel and iron, which are the principal raw materials used in our products. The steel and iron industries are highly cyclical in nature, and steel and iron prices have been volatile in recent years and may remain volatile in the future. Steel and iron prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. In 2007 and early 2008, there were unusually rapid and significant increases in steel and iron prices and severe shortages in the steel and iron industries due in part to increased demand from China’s expanding economy and high energy prices. These increases were followed in the second half of 2008 by significant decreases. We do not have any long-term contracts for the purchase of steel and iron and normally do not maintain inventories of steel and iron in excess of our current production requirements. Steel and iron may not remain available to us at competitive prices.  If the available supply of steel and iron declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

We may not continue to qualify for this preferential tax treatment.  Also, Chinese tax regulations could change.  If we do not continue to receive our reduced income tax rate, our tax liabilities will increase and our net income will decrease accordingly.

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

As of March 31, 2010, there were 25,101,524 shares of our common stock issuable upon conversion of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

We are prohibited from declaring dividends on our common stock or acquiring any of our equity securities so long as our Series A Convertible Preferred Stock remains outstanding.

Pursuant to the terms of the Series A Convertible Preferred Stock Purchase Agreement, which was entered into in connection with the February 2007 private placement, we cannot declare or pay any dividends or make any other distributions to any holders of common stock or acquire any of our equity securities so long as any of the Series A Convertible Preferred Stock is outstanding.  While our Series A Convertible Preferred Stock remains outstanding, our holders of common stock will have to rely solely on stock price appreciation for any return on their investment.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets.  Our management team, which has limited experience managing a U.S. public company, will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting by management and an audit of the public company’s internal control over financial reporting by such company’s independent registered public accountants.  We completed annual assessments of our internal controls in connection with the preparation of our Form 10-KSB for the fiscal year ended December 31, 2007 and our Form 10-K for the fiscal years ended December 31, 2008 and 2009. These assessments identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective. The audit requirement will first apply to our Form 10-K for the fiscal year ended December 31, 2010. Since this audit process will be new for our company, we may encounter problems or delays in completing the implementation of any requested improvements and receiving the audit report from our independent registered public accountants. Since we previously have not been able to assess our internal control over financial reporting as effective, our independent registered public accountants may not be able to provide an unqualified report for the fiscal year ended December 31, 2010. This may negatively impact investor confidence and our share price.

Our principal stockholder has the ability to control our operations, including the election of our directors.

Fame Good International Limited, a holding company controlled by our Chairman of the Board, Xu Jie, is the owner of approximately 70.6% of our outstanding voting securities (excluding shares of our Series A and Series B Convertible Preferred Stock which, until converted into common stock, only vote as a class on certain matters affecting such preferred stock). As a result, Mr. Xu possesses significant influence, giving him the ability, among other things, to elect each member of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control also may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer. Additionally, Mr. Xu’s interests may differ from the interests of our other stockholders.

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

The value of our common stock will be affected by the exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our capital stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable and has appreciated against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. Since then, the Renminbi has appreciated by more than 17% against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past 15 years, the rate of inflation in China has been as high as approximately 17% and China has experienced deflation as low as approximately minus 2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

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

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Chinese companies and some other foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in the PRC, and our executive officers and employees were not subject to the United States Foreign Corrupt Practices Act prior to the completion of the share exchange in February 2007. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Item 4.  Reserved.

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

Date:  May 24, 2010

WUHAN GENERAL GROUP (CHINA), INC.

By:	/s/ Qi Ruilong
	Name:	Qi Ruilong
	Title:	President and Chief Executive Officer
(principal executive officer and duly authorized officer)

By:	/s/ Philip Lo
	Name:	Philip Lo
	Title:	Chief Financial Officer and Treasurer
(principal financial officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

* Filed herewith