Form 10-Q
period 2010-06-30
WUHAN GENERAL GROUP (CHINA), INC
filed 2010-08-23
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file number 001-34125

WUHAN GENERAL GROUP (CHINA), INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1092589
(State or Other Jurisdiction	(I.R.S. Employer Identification
of Incorporation or Organization)	No.)

Canglongdao Science Park of Wuhan East Lake Hi-Tech
Development Zone
Wuhan, Hubei, People’s Republic of China	430200
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐   No ☒

As of August 13, 2010, the registrant had a total of 25,351,950 shares of common stock outstanding.

INDEX

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At June 30, 2010 and December 31, 2009
(Stated in US Dollars)

	Note		(Audited)
		June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	2(e)	$24,575,431	$407,394
Restricted Cash	3	10,415,415	7,759,971
Notes Receivable	4	172,576	28,520
Accounts Receivable	2(f),5	54,190,316	53,962,201
Other Receivable		7,065,450	4,684,372
Inventory	2(g),6	16,672,654	15,630,470
Advances to Suppliers	7	31,732,837	24,616,120
Advances to Employees	8	944,804	342,829
Prepaid Expenses		146,808	928,629
Prepaid Taxes		556,118	546,050
Deferred Tax Asset		775,222	749,031
Total Current Assets		147,247,631	109,655,587
Non-Current Assets
Real Property Available for Sale		1,107,746	1,103,113
Property, Plant & Equipment, net	2(h),9	32,137,014	32,908,334
Land Use Rights, net	2(j),10	11,885,575	12,073,139
Construction in Progress	11	18,368,076	17,864,257
Intangible Assets, net	2(i),12	264,387	212,798
Total Assets		$211,010,429	$173,817,228
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Bank Loans & Notes	13	72,768,770	46,758,253
Accounts Payable		13,478,970	8,049,057
Taxes Payable		3,195,704	3,169,948
Other Payable	14	5,567,402	4,228,042
Dividend Payable		354,600	727,129
Accrued Liabilities	2(w),15	3,489,953	3,524,388
Customer Deposits		7,600,210	4,696,719
Total Current Liabilities		106,455,609	71,153,536

Total Liabilities		106,455,609	71,153,536

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At June 30, 2010 and December 31, 2009
(Stated in US Dollars)

	Note		(Audited)
Stockholders' Equity		June 30, 2010	December 31, 2009

Preferred Stock - $0.0001 Par Value, 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at June 30, 2010 and December 31, 2009		624	624
Additional Paid-in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid-in Capital - Warrants		3,484,011	3,484,011
Additional Paid-in Capital - Beneficial Conversion Feature		6,371,547	6,371,547
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at June 30, 2010 and December 31, 2009		635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital - Warrants		2,274,181	2,274,181
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 25,351,950 Shares Issued & Outstanding at June 30, 2010 and December 31, 2009	16	2,536	2,536
Additional Paid-in Capital		29,810,569	29,793,996
Statutory Reserve	2(u),17	5,454,773	4,563,592
Retained Earnings		24,830,422	23,477,239
Accumulated Other Comprehensive Income	2(v)	7,494,257	7,864,066
Total Stockholders' Equity		104,554,820	102,663,692

Total Liabilities & Stockholders' Equity		$211,010,429	$173,817,228

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the three and six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

	Note	Three months ended		Six months ended
		June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue
Sales	2(l)	$22,690,918	$17,153,287	$40,642,212	$35,229,339
Cost of Sales	2(m)	(17,859,022)	(13,072,698)	(30,871,520)	(27,357,981)
Gross Profit		4,831,896	4,080,589	9,770,692	7,871,358

Operating Expenses
Selling Expenses	2(n)	(256,617)	(306,828)	(667,982)	(719,990)
General & Administrative Expenses	2(o)	(586,307)	(1,550,978)	(1,695,862)	(2,931,586)
Warranty Expense	2(w),15	(195,721)	(149,763)	(376,550)	(303,736)
Total Operating Expense		(1,038,645)	(2,007,569)	(2,740,394)	(3,955,312)

Operating Income		3,793,251	2,073,020	7,030,298	3,916,046

Other Income (Expenses)
Other Income (Expense), net		146,226	(52,554)	145,058	(37,884)
Interest Income		7,513	21,065	26,067	205,396
Interest Expense		(3,106,994)	(663,440)	(4,134,777)	(1,296,915)
Stock Penalty for late listing on NASDAQ		-	(1,153,439)	-	(1,153,439)
Total Other Income (Loss) & Expense		(2,953,255)	(1,848,368)	(3,963,652)	(2,282,842)

Earnings before Tax		839,996	224,652	3,066,646	1,633,204

Income Tax	2(t), 18	(160,897)	(206,336)	(467,682)	(499,813)

Net Income		$679,099	$18,316	$2,598,964	$1,133,391

Preferred Dividends Declared		(177,300)	(181,285)	(354,600)	(360,087)
Income (Loss) Available to Common Shareholders		$501,799	$(162,969)	$2,244,364	$773,304

Earnings Per Share	19
Basic		$0.02	$(0.01)	$0.09	$0.03
Diluted		$0.02	$(0.01)	$0.07	$0.03

Weighted Average Shares Outstanding
Basic		25,351,950	25,233,656	25,351,950	24,995,701
Diluted		31,799,321	25,233,656	31,799,321	31,349,779

Comprehensive Income
Net Income		$679,099	$18,316	$2,598,964	$1,133,391
Other Comprehensive Income
Foreign Currency Translation Adjustment		(395,865)	(884,971)	(369,809)	44,868
Total Comprehensive Income		$283,234	$(866,655)	$2,229,155	$1,178,259

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the periods ended June 30, 2010 and December 31, 2009
 (Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2010	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,793,996	$4,563,592	$23,477,239	$7,864,066	$102,663,692

Stock Option Compensation													16,573				16,574

Net Income															2,598,964		2,598,964

Preferred Dividends Declared															(354,600)		(354,600)

Appropriations of Retained Earnings														891,181	(891,181)		-

Foreign Currency Translation Adjustment																(369,809)	(369,810)

Balance, June 30, 2010	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,810,569	$5,454,773	$24,830,422	$7,494,257	$104,544,820

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the periods ended June 30, 2010 and December 31, 2009
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

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Cash Flows
For the three and six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cash Flow from Operating Activities
Cash Received from Customers	$11,485,157	$17,890,754	$40,792,455	$34,259,337
Cash Paid to Suppliers & Employees	(11,389,604)	(14,797,136)	(31,791,759)	(30,808,513)
Interest Received	7,513	21,065	26,067	205,396
Interest Paid	(2,064,703)	(663,440)	(4,134,777)	(1,296,915)
Taxes Paid	(1,816,411)	(636,443)	(2,123,196)	(636,443)
Miscellaneous Receipts	147,660	49,875	147,742	68,819
Cash Sourced/(Used) in Operating Activities	(3,630,388)	1,864,675	2,916,532	1,791,681

Cash Flows from Investing Activities
Cash Invested in Restricted Time Deposits	(2,855,657)	304,848	(2,655,444)	6,850,014
Payments for Construction of Plant & Purchase of Equipment	(363,852)	(203,141)	(946,796)	(653,393)
Cash Used/(Sourced) in Investing Activities	(3,219,509)	101,707	(3,602,240)	6,196,621

Cash Flows from Financing Activities
Proceeds from/(Repayment of) Bank Loans	33,026,008	2,923,216	68,483,012	821,563
(Repayment of Notes)	(4,715,310)	(2,932,740)	(42,472,495)	(9,432,960)
Dividends Paid	(727,129)	-	(727,129)	(193,804)
Cash Sourced/(Used) in Financing Activities	27,583,569	(9,524)	25,283,388	(8,805,201)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	20,733,672	1,956,858	24,597,680	(816,899)

Effect of Currency Translation	(453,407)	(886,580)	(429,645)	25,355

Cash & Cash Equivalents at Beginning of Period	4,295,166	955,681	407,394	2,817,503

Cash & Cash Equivalents at End of Period	$24,575,431	$2,025,959	$24,575,431	$2,025,959

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net Income	$679,099	$18,316	$2,598,966	$1,133,391

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Reclassification of assets related to Huangli Project from Construction in Progress to Inventory	-	-	-	1,745,496
Stock Penalties	-	1,153,439	-	1,153,439
Stock Option Compensation	16,573	-	16,573	-
Prepaid Interest in Other Non Current Assets	1,042,290	-	-	-
Amortization	85,899	119,972	191,176	141,973
Depreciation	637,453	495,337	1,214,297	1,062,449
Decrease/(Increase) in Notes Receivable	66,985	65,734	(144,056)	(14,610)
Decrease/(Increase) in Accounts Receivable	(7,142,021)	(4,118,129)	(228,115)	(1,558,205)
Decrease/(Increase) in Other Receivable	(5,029,606)	5,703,276	(2,381,078)	1,058,555
Decrease/(Increase) in Inventory	(998,066)	(1,031,578)	(1,042,184)	(13,544,144)
Decrease/(Increase) in Advances to Suppliers	(2,328,244)	634,570	(7,116,718)	7,567,463
Decrease/(Increase) in Advances to Employees	(261,558)	59,056	(601,975)	22,596
Decrease/(Increase) in Prepaid Expenses	698,544	(55,545)	781,819	(88,584)
Decrease/(Increase) in Prepaid Taxes	(37,458)	12,546	(10,068)	210,878
Decrease/(Increase) in Deferred Tax Asset	(1,127)	(430,107)	(26,191)	(488,331)
Increase/(Decrease) in Accounts Payable	4,181,975	2,525,499	5,429,913	1,062,080
Increase/(Decrease) in Taxes Payable	(55,641)	695,081	25,756	510,645
Increase/(Decrease) in Other Payable	3,730,594	(3,249,412)	1,397,862	1,902,926
Increase/(Decrease) in Related Payable	-	-	(58,503)	-
Increase/(Decrease) in Accrued Liabilities	185,036	176,637	(34,433)	366,009
Increase/(Decrease) in Customer Deposits	898,885	(910,017)	2,903,491	(452,345)

Total of all adjustments	(4,309,486)	1,846,359	317,566	658,290

Net Cash Provided/(Used) by Operating Activities	$(3,630,388)	$1,864,675	$2,916,532	$1,791,681

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
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
As of June 30, 2010 and December 31, 2009
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
As of June 30, 2010 and December 31, 2009
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

In accordance with ASU 350 Impairment of Long-Lived Assets, the Company reviews its technical licenses and trademarks for impairment on an annual basis. The Company’s review process focuses on estimating future cash flows generated by these intangible assets. The estimation of future cash flows includes consideration of obsolescence of technical licenses and potential trademark infringement. The Company has not yet recognized any impairment upon the intangible assets. See note 2(k) Accounting for Impairment of Long-Lived Assets for detailing of how the Company accounts for impairment.

(j)	Land Use Rights

The Company carries land use rights at cost less accumulated amortization.  Land use rights are amortized straight-line over the useful life of 50 years for the Wuhan Blower and Wuhan Generating campus, and of 30 years for the Wuhan Sungreen campus.

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type.  Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale.  The Company considers annually whether these assets are impaired.  The Company makes its determinations based on various factors that impact those assets.  For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future.  Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company.  Equipment used for production, which undergo regular maintenance, are assessed annually.  The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company.  Based on its review, the Company believes that, as of June 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
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
As of June 30, 2010 and December 31, 2009
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

Exchange Rates	6/30/2010	12/31/2009	6/30/2009
Period end RMB : US$ exchange rate	6.80860	6.83720	6.84480
Average period RMB : US$ exchange rate	6.83475	6.84088	6.84323

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(t)	Income Taxes

The Company uses the accrual method of accounting to determine income taxes for the year. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

Effective January 1, 2009, PRC government implemented a new 25% tax rate for all domestic and foreign enterprises abolishing any tax holiday, which was defined as "two-year exemption followed by three-year half exemption" enjoyed by many foreign-invested enterprises. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, the PRC government established transition rules allowing enterprises already benefiting from tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized.  For the year ended December 31, 2009, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

The Company is also subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of: -

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

(u)	Statutory Reserve

In accordance with PRC laws, the Company maintains statutory reserves which are appropriations from net income, to the account “statutory reserve” to be used for future company development, recovery of losses, and increase of capital, as approved, to expand production or operations.  PRC laws require that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit.  Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.  The Company cannot pay dividends from statutory reserves or paid in capital registered in the PRC.

(v)	Other Comprehensive Income

Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

(w)	Warranty Policy

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects management’s best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligation. New product launches require a greater use of judgment in developing estimates until historical experience becomes available.  See also Note 15 – Warranty Liability.

(x)	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for warrants and the as-if method for convertible securities.  Dilutive potential common shares include outstanding warrants, and convertible preferred stock.  See also Note 19 – Earnings Per Share.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
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

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  The Company is still evaluating the impact of the above pronouncement.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is still evaluating the impact of the above pronouncement.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162  the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard categorizes the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.  The Company has adopted the new accounting standard.  There was no material impact on the financial statements presented herein.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

(bb)	Subsequent Event

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  See Note 23 Subsequent Event for the impact resulting from the implementation of the above guidance.

3.	RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure credit facilities, which are comprised of loans and notes payables, in addition to other collateral.

4.	NOTES RECEIVABLE

	June 30, 2010	December 31, 2009

Notes Receivable	$172,576	$28,520
Less: Allowance for Bad Debts	-	-
	$172,576	$28,520

Notes Receivable are typically in the form of bank drafts from customers.  Bank drafts are liquid instruments that can be either (a) endorsed to the Company’s vendors, or (b) discounted to the Company’s own bank.  The Company chooses to carry these instruments as notes receivable instead of cash primarily because of the associated time element of these notes, as they normally mature in the future; therefore, these bank drafts represent different risk and reward characteristics.

5.	ACCOUNTS RECEIVABLE

	June 30, 2010	December 31, 2009

Total Accounts Receivable-Trade	$57,041,694	$56,802,317
Less: Allowance for Bad Debt	(2,851,378)	(2,840,116)
	$54,190,316	$53,962,201
Allowance for Bad Debts
Beginning Balance	$(2,840,116)	$(3,132,693)
Allowance Provided	(845,778)	(1,573,535)
Less: Bad Debt Written Off	834,516	1,866,112
Ending Balance	$(2,851,378)	$(2,840,116)

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

6.	INVENTORY

	June 30, 2010	December 31, 2009

Raw Materials	$8,923,156	$4,938,537
Work in Progress	5,985,163	8,319,353
Finished Goods	1,764,335	2,372,580
	$16,672,654	$15,630,470

7.	ADVANCES TO SUPPLIERS

Advances to suppliers of $ 31,732,837 and $24,616,120 as of June 30, 2010 and December 31, 2009, respectively, consisted of advances to vendors for raw materials, equipment, parts and projects. The following table details the Company’s advances to suppliers at June 30, 2010:

June 30, 2010

Raw Materials	$15,804,816
Equipment	11,708,469
Advances to sub-contractors	1,261,484
Parts	425,932
Miscellaneous	2,532,136
$31,732,837

8.	ADVANCES TO EMPLOYEES

Advances to Employees of $ 944,804 and $342,829 as of June 30, 2010 and December 31, 2009, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts.  These advances are deducted from future sales commissions earned by these salespeople.  In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following: -

At June 30, 2010
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Buildings	$13,361,623	$8,729,421	$-	$22,091,044
Machinery & Equipment	1,962,968	12,443,517	2,029,335	16,435,820
Furniture & Fixtures	372,741	17,698	7,291	397,730
Auto	681,139	324,809	14,652	1,020,600
Other	75,248	-	-	75,248
	16,453,719	21,515,445	2,051,278	40,020,442
Less: Accumulated Depreciation
Buildings	(2,461,215)	(304,148)	-	(2,765,363)
Machinery & Equipment	(905,238)	(2,954,582)	(284,711)	(4,144,531)
Furniture & Fixtures	(298,856)	(7,448)	(2,597)	(308,901)
Auto	(527,113)	(107,331)	(1,627)	(636,071)
Other	(28,562)	-	-	(28,562)

	(4,220,984)	(3,373,509)	(288,935)	(7,883,428)
Property, Plant, & Equipment, Net	$12,232,735	$18,141,936	$1,762,343	$32,137,014

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

At December 31, 2009
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Buildings	$13,192,892	$8,692,905	$-	$21,885,797
Machinery & Equipment	1,908,216	12,343,760	2,020,846	16,272,822
Furniture & Fixtures	367,993	16,666	6,607	391,266
Auto	678,290	267,044	7,313	952,647
Other	74,933	-	-	74,933
	16,222,324	21,320,375	2,034,766	39,577,465
Less: Accumulated Depreciation
Buildings	(2,237,889)	(165,239)	-	(2,403,128)
Machinery & Equipment	(811,808)	(2,352,315)	(219,212)	(3,383,335)
Furniture & Fixtures	(278,719)	(6,047)	(1,812)	(286,578)
Auto	(487,616)	(86,651)	(578)	(574,845)
Other	(21,245)	-	-	(21,245)
	(3,837,277)	(2,610,252)	(221,602)	(6,669,131)

Property, Plant, & Equipment, Net	$12,385,047	$18,710,123	$1,813,164	$32,908,334

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

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

10.	LAND USE RIGHTS

At June 30, 2010
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Land Use Rights	$2,131,892	$-	$10,543,915	$12,675,807
Less: Accumulated Amortization	(310,963)	-	(479,269)	(790,232)
Land Use Rights, Net	$1,820,929	$-	$10,064,646	$11,885,575

At December 31, 2009
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Land Use Rights	$2,199,372	$-	$10,499,810	$12,699,182
Less: Accumulated Amortization	(276,049)	-	(349,994)	(626,043)
Land Use Rights, Net	$1,923,323	$-	$10,149,816	$12,073,139

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

11.	CONSTRUCTION IN PROGRESS

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

The assets reported under the construction in progress account relate to various projects at the Company’s operating subsidiaries. All of the construction projects at Wuhan Blower have been substantially completed. The assets have been put into use. Accordingly, the assets have been moved to the property, plant and equipment account. Construction projects at Wuhan Generating include a new workshop, office building and the installation of equipment in the workshop. The workshop was completed in the beginning of 2009. All equipment will be fully installed and operational by the end of the third quarter of 2010. The structure of the office building has been substantially completed; however, the necessary construction of the interior to bring the building into use has been temporarily stopped. The Company is evaluating its current resources and will provide an expected completion date when it believes sufficient resources will be available to complete the construction. The construction projects at Wuhan Sungreen include a new workshop and office building. The Company expects construction on both the workshop and office building to be complete by the end of 2010.

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

The following table details the assets that are accounted for in the Construction-in-Progress account at June 30, 2010 and December 31, 2009:
		At	At
		June 30,	December 31,
Subsidiary	Description	2010	2009
Wuhan Blower	Badminton courts	$24,234	$24,133
Wuhan Blower	Workshop Equipment	373,674	-
Wuhan Generating	Capitalized Interest	-	67,561
Wuhan Generating	Equipment Requiring Installation	2,612,251	2,528,256
Wuhan Generating	Generating Office Building	3,442,299	3,427,899
Wuhan Generating	Miscellaneous	49,194	4,429
Wuhan Sungreen	Landscaping	146,894	146,280
Wuhan Sungreen	Workshop	4,869,959	4,849,588
Wuhan Sungreen	Office Building	5,821,459	5,792,300
Wuhan Sungreen	Utility Systems Setup	1,028,112	1,023,811
		$18,368,076	$17,864,257

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

12.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	June 30, 2010	December 31, 2009

Category of Asset
Trademarks	$146,873	$106,038
Mitsubishi License	338,231	302,888
Tianyu CAD License	4,480	3,958
Sunway CAD License	16,890	16,820
Microsoft License	14,027	12,222
	$520,501	$441,926

Less: Accumulated Amortization
Trademarks	$(69,634)	$(62,160)
Mitsubishi License	(170,623)	(152,862)
Tianyu CAD License	(2,537)	(2,287)
Sunway CAD License	(4,591)	(3,915)
Microsoft License	(8,729)	(7,904)
	$(256,114)	$(229,128)

Intangible Assets, Net	$264,387	$212,798

The weighted average amortization period for the Company’s intangible assets at June 30, 2010 and December 31, 2009 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

13.	BANK LOANS AND NOTES

The following table provides the name of the creditor, due date, interest rate, and amounts outstanding at June 30, 2010 and December 31, 2009, for the Company’s bank loans and notes payable.

				Interest
				Rate Per	At June 30,	At December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2010	2009
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	-	3,656,467
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	-	804,423
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	-	1,608,846
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	734,365	7,312,935
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	5.31%	543,430	833,675
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	18,741,006	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/28/2010	5.84%	2,937,461	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	7/5/2010	5.84%	3,671,827	-
Wuhan Blower	Bank Loans	China Minsheng Bank	9/17/2010	9.60%	2,937,461	-
Wuhan Blower	Bank Loans	Wuhan Kangfuman Consulting & Co., Ltd	7/5/2010	4.43%	293,746	-
Wuhan Blower	Bank Loans	Standard Chartered Bank	12/16/2013	9.40%	-	7,094,145
Wuhan Blower	Bank Loans	Standard Chartered Bank	12/17/2012	9.49%	18,741,004	-
Subtotal					48,600,300	21,310,491

Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010		-	1,828,234
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010		-	417,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010		-	1,462,587
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010		-	731,294
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010		-	892,178
Wuhan Blower	Notes Payable	Hubei Gongchuang Real Estate Co., Ltd	12/12/2010		1,732,140	-
Wuhan Blower	Notes Payable	Wuhan Jinnuo Corporation	On Demand		58,749	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	7/10/2010		1,439,356	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	On Demand		1,762,477	-

Subtotal					4,992,722	5,331,340

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	-	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	**1,462,587
Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	1,468,731	-
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.31%	4,406,192	-
Wuhan Generating	Bank Loans	Xingye Bank	4/27/2011	6.37%	8,812,384	-
Wuhan Generating	Bank Loans	Standard Chartered Bank	12/17/2012	9.40%	4,406,192	2,925,714
Subtotal					19,093,499	7,313,475

Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010		-	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010		-	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010		-	530,188
Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010		-	917,773
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		-	3,948,985
subtotal					-	12,709,881

Wuhan Sungreen	Notes Payable	Various vendors and individuals	On Demand		82,249	*93,066
Total					$72,768,770	$46,758,253

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
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

The Company was not in compliance with all of its loan covenants with Standard Chartered Bank at June 30, 2010 and December 31, 2009. The Company has reclassified the debt owed to Standard Chartered Bank as short term debt.

In July 2010, the Company repaid all amounts owed to Standard Chartered and terminated its loan facility with this bank. For additional information, see Note 23.

As a result of the Company’s repayment of the debt to Standard Chartered Bank, the Company charged $1,897,335 of loan procurement costs to interest expense in the Company’s statements of income for the quarter ended June 30, 2010. The Company had previously capitalized the amount and was amortizing the amount over the life of the loan. For the three months ended March 31, 2010, the Company had already amortized $17,557 of loan procurement costs and at that date, $1,897,335 represented the unamortized balance.

14.	OTHER PAYABLE

The Company included certain accruals in “Other Payable” for value added tax invoices yet to be received from vendors, who have already delivered the goods or services.  The following tables detail the Company’s Other Payable line items at June 30, 2010 and December 31, 2009:

At June 30, 2010

Vendor	Description	Amount
Yuan, Hualin	Regular business expenses that have yet to be reimbursed	881,238
Wang, Xuechao	Regular business expenses that have yet to be reimbursed	712,334
Wuhan Jianyuan Motor Services Co., Ltd.	Transportation costs	710,131
Wuhan Xiuma Technology Co., Ltd.	Transportation costs	587,492
Hubei Cong Xin Tai An Diandang Co., Ltd.	Regular business expenses	409,776
Zhou, Zhiqing	Regular business expenses that have yet to be reimbursed	293,746
Hubei Yilianyin Trading Co., Ltd.	Regular business expenses	190,935
Wuhan Pengmai Motor Transport Co., Ltd.	Transportation costs	176,726
Yu, Shijing	Regular business expenses that have yet to be reimbursed	146,873
Wuhan Ourun Electric Equipment Co., Ltd.	Regular business expenses	146,873
Wuhan Sanhe Vehicle Service Co., Ltd.	Transportation costs	135,578
Wuhan Longyang Logistics Co., Ltd	Transportation costs	101,398
Various Vendors	Miscellaneous cost and expenses of amounts less than $100,000	1,074,302
		5,567,402

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

At December 31, 2009

Vendor	Description	Amount
Hubei Gong Chuang	Purchase of Sukong Assets	777,475
Hubei Delisen Technology Co., Ltd.	Transportation costs	585,034
Wuhan Xiuma Technology Co., Ltd.	Transportation costs	585,034
Yu, Shijing	Regular business expenses that have yet to be reimbursed	438,776
Qiao, Cunwu	Regular business expenses that have yet to be reimbursed	201,402
Wuhan Pengmai Motor Transport Co., Ltd.	Transportation costs	192,147
Wuhan Sanhe Vehicle Service Co., Ltd.	Transportation costs	140,969
Wuhan Longyang Logistics Co., Ltd	Transportation costs	112,624
Various Vendors	Miscellaneous cost and expenses of amounts less than $100,000	1,194,581
		$4,228,042

15.	WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet as a component of Accrued Liabilities.  The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary.  The Company’s typical sales contracts provide for a warranty period of 12-24 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the six months ended June 30, 2010 and the year ended December 31, 2009:

	June 30, 2010	December 31, 2009

Balance at beginning of period	$1,469,358	$1,154,613
Adjustment
Accruals for current & pre-existing warranties issued during period	376,550	371,764
Less: Settlements made during period	-	(57,019)
Less: Reversals and warranty expirations	-	-
Balance at end of period	$1,845,908	$1,469,358

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

16.	CAPITALIZATION

The Company’s outstanding securities at June 30, 2010 are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	25,351,950	N/A	N/A
Series A Preferred	6,241,453	2/7/2007	N/A
Series B Preferred	6,354,078	9/5/2009	N/A
Series A Warrants	6,172,531	2/7/2007	2/6/2012
Series B Warrants	3,821,446	2/7/2007	2/6/2012
Series C Warrants	635,710	2/7/2007	2/6/2017
Series AA Warrants	617,253	2/7/2007	2/6/2017
Series BB Warrants	382,145	2/7/2007	2/6/2017
Series JJ Warrants	636,908	2/7/2007	2/6/2017
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	1/2/2008	1/2/2018
Options Issued to Directors	160,000	3/10/2010	3/10/2020
Total Shares on Fully Diluted Basis	50,453,474

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

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

Warrants

Our outstanding Series A warrants are exercisable for an aggregate of 6,172,531 shares of common stock as of June 30, 2010. The Series A Warrants have an exercise price of $2.57 per share and expire on February 7, 2012.

Our outstanding Series B Warrants are exercisable for an aggregate of 3,821,446 shares of common stock as of June 30, 2010.  The Series B Warrants have an exercise price of $2.57 and expire on February 7, 2012.

The Series C, AA, BB and JJ Warrants relate to the Series A Convertible Preferred Stock, Series A Warrants, Series B Warrants and Series J Warrants, respectively. The exercise prices of the Series C, AA, BB and JJ Warrants are $2.57, $2.83, $2.83 and $2.57, respectively. The Series C, AA, BB and JJ Warrants expire on February 7, 2017.  As of June 30, 2010, our outstanding Series C, AA, BB and JJ Warrants were exercisable for 635,710, 617,253, 382,145 and 636,908 shares of common stock, respectively.

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

17.	COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered Paid-in capital.  The Company had future unfunded commitments, as provided below.

	June 30,	December 31,
	2010	2009
Unadjusted Registered Capital in PRC	$52,575,256	$52,575,256
50% maximum thereof	26,287,628	26,287,628

Less: Amounts Appropriated to Statutory Reserve	(5,454,773)	(4,563,593)
Unfunded Commitment	$20,832,855	$21,724,035

18.	INCOME TAXES

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

Income before taxes and the provision for taxes consists of the following:

	June 30, 2010	December 31, 2009
Income (loss) before taxes:
US	$(527,625)	$(2,475,455)
BVI	(350)	(27,927)
PRC	3,126,939	12,412,787
Total income before taxes	$2,598,964	$9,909,405

Provision for taxes:
Current:
U.S. Federal	-	-
State	-	-
China	493,873	2,195,828
Currency effect	-	403
	$493,873	$2,196,231

Deferred:
U.S. Federal	-	-
China	(26,191)	(749,031)
	(26,191)	(749,031)
Total provision for taxes	$467,682	$1,447,200
Effective tax rate	17.99%	14.60%

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Deferred tax assets
Bad debt expense & accrual expense	$775,222	$749,031
	775,222	749,031
Valuation allowance	-	-
Total deferred tax assets	775,222	749,031
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	775,222	749,031
Reported as:
Current deferred tax assets	775,222	749,031
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$775,222	$749,031

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the six months ended June 30, 2010 and the year ended December 31, 2009 are shown in the following table:

	2010	2009
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	-9.00%	-9.00%
Accruals in foreign jurisdictions	5.49%	2.10%
Tax holiday	-12.50%	-12.50%
Effective tax rate	17.99%	14.60%

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

19.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Basic Earnings Per Share Numerator
Net Income	$679,099	$18,316	$2,598,964	$1,133,391
Less:
Preferred Dividends	177,300	181,285	354,600	360,087
Income Available to Common Stockholders	$501,799	$(162,969)	$2,244,364	$773,304

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$501,799	$(162,969)	$2,244,364	$773,304
Add:
Preferred Dividends (“-“ indicates potentially anti-dilutive)	-	-	-	-
Income Available to Common Stockholders on Converted Basis	$501,799	$(162,969)	$2,244,364	$773,304

Original Shares:	25,351,950	24,752,801	25,351,950	24,752,801
Additions from Actual Events
- Issuance of Common Stock
- Addition to Common Stock from Issuance	-	17,115	-	11,030
- Addition to Common Stock from Actual Conversion	-	463,739	-	231,870
Basic Weighted Average Shares Outstanding	25,351,950	25,233,656	25,351,950	24,995,701

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock (“-“ indicates potentially anti-dilutive)	-	-	-	-
- Conversion of Series B Preferred Stock	6,354,078	-	6,354,078	6,354,078
- Exercise of Employee & Director Stock Options	93,293	-	93,293	-
Diluted Weighted Average Shares Outstanding:	31,799,321	25,233,656	31,799,321	31,349,779

Earnings Per Share
- Basic	$0.02	$(0.01)	$0.09	$0.03
- Diluted	$0.02	$(0.01)	$0.07	$0.03

Weighted Average Shares Outstanding
- Basic	25,351,950	25,233,656	25,351,950	24,995,701
- Diluted	31,799,321	25,233,656	31,799,321	31,349,779

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

20.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating, and Wuhan Sungreen.  Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers.  Wuhan Generating is primarily engaged in the design, manufacture, installation, and service of power generating equipment.  Wuhan Sungreen is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.  Below is a presentation of the Company’s results of operations for the six months ended June 30, 2010 and 2009 and financial position at June 30, 2010 and December 31, 2009.  The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations				Company,
For the six months ended	Wuhan	Wuhan	Wuhan	UFG,
June 30, 2010	Blower	Generating	Sungreen	Adjustments	Total
Sales	$25,103,348	$15,483,117	$438,405	$(382,658)	$40,642,212
Cost of Sales	18,203,975	12,724,440	325,763	(382,658)	30,871,520
Gross Profit	6,899,373	2,758,677	112,642	-	9,770,692

Operating Expenses	1,577,171	362,996	273,905	526,322	2,740,394

Other Income (Expenses)	(3,696,514)	(279,911)	14,426	(1,653)	(3,963,652)

Earnings before Tax	1,625,688	2,115,770	(146,837)	(527,975)	3,066,646

Tax	203,211	264,471	-	-	467,682

Net Income	$1,422,477	$1,851,299	$(146,837)	$(527,975)	$2,598,964

Results of Operations				Company,
For the six months ended	Wuhan	Wuhan	Wuhan	UFG,
June 30, 2009	Blower	Generating	Sungreen	Adjustments	Total
Sales	$20,365,424	$14,672,791	$191,124	$-	$35,229,339
Cost of Sales	(15,399,827)	(11,822,342)	(135,812)	-	(27,357,981)
Gross Profit	4,965,597	2,850,449	55,312	-	7,871,358

Operating Expenses	(2,976,177)	(134,253)	(186,022)	(658,860)	(3,955,312)

Other Income (Expenses)	(940,065)	(166,041)	(22,727)	(1,154,009)	(2,282,842)

Earnings before Tax	1,049,355	2,550,155	(153,437)	(1,812,869)	1,633,204

Tax	(352,879)	(146,934)	-	-	(499,813)

Net Income	$696,476	$2,403,221	$(153,437)	$(1,812,870)	$1,133,391

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

Financial Position				Company,
At	Wuhan	Wuhan	Wuhan	UFG,
June 30, 2010	Blower	Generating	Sungreen	Adjustments	Total
Current Assets	133,682,414	79,045,932	1,727,771	(67,208,486)	147,247,631
Non Current Assets	48,472,268	24,245,680	3,693,412	(32,648,562)	63,762,798
Total Assets	182,154,682	103,291,612	25,421,183	(99,857,048)	211,010,429

Current Liabilities	102,343,341	63,969,278	1,365,514	(61,222,524)	106,455,609
Non Current Liabilities	-	-	-	-	-
Total Liabilities	102,343,341	63,969,278	1,365,514	(61,222,524)	106,455,609

Net Assets	79,811,341	39,322,334	24,055,669	(38,634,524)	104,554,820

Total Liabilities & Net Assets	182,154,682	103,291,612	25,421,183	(99,857,048)	211,010,429

Financial Position				Company,
At	Wuhan	Wuhan	Wuhan	UFG,
December 31, 2009	Blower	Generating	Sungreen	Adjustments	Total
Current Assets	$76,072,289	$58,026,006	$1,606,646	$(26,049,354)	$109,655,587
Non Current Assets	48,160,407	24,738,269	23,774,958	(32,511,993)	64,161,641
Total Assets	124,232,696	82,764,275	25,381,604	(58,561,347)	173,817,228

Current Liabilities	39,083,033	42,531,885	1,279,778	(21,760,479)	61,134,217
Non Current Liabilities	7,094,145	2,925,174	-	-	10,019,319
Total Liabilities	46,177,178	45,457,059	1,279,778	(21,760,479)	71,153,536

Net Assets	78,055,518	37,307,216	24,101,826	(36,800,868)	102,663,692

Total Liabilities & Net Assets	$124,232,696	$82,764,275	$25,381,604	$(58,561,347)	$173,817,228

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

21.	STOCK COMPENSATION EXPENSE

On November 30, 2007, the Company’s Board of Directors adopted the Wuhan General Group (China), Inc. 2007 Stock Option Plan (the “Plan”).  The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 3,000,000 shares.  The Company’s employees, directors, and service providers are eligible to participate in the Plan.

For the six months ended June 30, 2010 and year ended December 31, 2009, the Company recorded $ 16,574 and $0 of stock compensation expense, respectively.  For the six months ended June 30, 2010, 160,000 stock option grants were issued to the four independent directors for service during 2009 and 2010. The 160,000 stock options vest in four equal installments beginning on June 10, 2010 and every three months thereafter.

The range of the exercise prices of the outstanding stock options are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	240,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

The Company has not accrued or realized tax benefit related to the expense of stock options in the United States because it does not currently have a plan to repatriate its earnings.

22.	CONCENTRATION OF CREDIT RISK AND OTHER RISKS

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

23.	SUBSEQUENT EVENT

On June 29, 2010, the Company procured financing up to $46.8 million (RMB 320 million) from Hankou Bank.  The purpose of this bank loan is for repayment of bank loans and notes provided by Standard Chartered Bank and the expansion of the Company’s working capital.  Subsequent to June 30, 2010, the Company repaid in full the bank loans and notes to Standard Chartered with funds from Hankou Bank.   Thus, the Company’s consolidated balance sheet at June 30, 2010 shows materially larger balances for cash, restricted cash, bank loans, and notes payable.  Refer to Note 13. Bank Loans and Notes for a detailed description of the treatment of related interest expense for loans previously provided by Standard Chartered Bank.

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of June 30, 2010 and December 31, 2009, and the related statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP

San Mateo, California	Samuel H. Wong & Co., LLP
August 3, 2010	Certified Public Accountants

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	vulnerability of our business to general economic downturn;
•	our ability to obtain financing on favorable terms;
•	our ability to comply with the covenants and other terms of our loan agreements;
•	establishing our business segment relating to industrial parts and machinery equipment;
•	operating in the PRC generally and the potential for changes in the laws of the PRC that affect our operations, including tax law;
•	our ability to remediate material weaknesses in our internal control over financial reporting;
•	our ability to meet or timely meet contractual performance standards and schedules;
•	our dependence on the steel and iron markets;
•	exposure to product liability and defect claims;
•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;
•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and
•	the other factors referenced in this report.

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results for the three and six month periods ended June 30, 2010 and 2009 and the financial condition at June 30, 2010.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Sales.  Sales increased $5.54 million, or 32.28%, to $22.69 million for the three months ended June 30, 2010 from $17.15 million for the same period in 2009.  This increase was mainly attributable to the general economic recovery in 2010 as compared to the same period in 2009.

Cost of Sales.  Our cost of sales increased $4.79 million, or 36.61%, to $17.86 million for the three months ended June 30, 2010 from $13.07 million during the same period in 2009.  As a percentage of sales, the cost of sales was 78.71% during the three months ended June 30, 2010 compared to 76.21% in the same period of 2009.  This increase was primarily attributable to our increase in sales and lower profit margin due to competition in the market.

Gross Profit.  Our gross profit increased $0.75 million, or 18.41%, to $4.83 million for the three months ended June 30, 2010 from $4.08 million for the same period in 2009.  Gross profit as a percentage of sales was 21.29% for the three months ended June 30, 2010 compared to 23.79% during the same period in 2009.

Selling Expenses.  Our selling expenses decreased approximately $50,211, or 16.36%, to approximately $256,617 for the three months ended June 30, 2010 from approximately $306,828 for the same period in 2009.  As a percentage of sales, selling expenses were 1.13% for the three months ended June 30, 2010 compared to 1.79% for the same period in 2009.  This decrease as a percentage of sales was primarily attributable to lesser commission paid out as related to our lower gross margin.

General and Administrative Expenses.  Our general and administrative expenses decreased approximately $964,671, or 62.20%, to $0.59 million for the three months ended June 30, 2010 from approximately $1.55 million for the same period in 2009.  As a percentage of sales, general and administrative expenses were 2.58% for the three months ended June 30, 2010 compared to 9.04% for the same period in 2009.  This decrease as a percentage of sales was primarily attributable to our increase in sales and the reversal of a provision for bad debt in the current year.

Warranty Expense.  Our warranty expense increased to approximately $195,721 for the three months ended June 30, 2010 from approximately $149,763 for the same period in 2009.  As a percentage of sales, warranty expense was 0.86% for the three months ended June 30, 2010 compared to 0.87% for the same period in 2009.

Operating Income.  Our operating income increased $1.72 million, or 82.98%, to $3.79 million for the three months ended June 30, 2010 from $2.07 million for the same period in 2009.  As a percentage of sales, operating income was 16.72% for the three months ended June 30, 2010 compared to 12.09% for the same period in 2009.  This increase as a percentage of sales was primarily attributable to our increase in production efficiency and tighter control over expenses.

Interest Income.  Our interest income decreased to approximately $7,513 for the three months ended June 30, 2010 from approximately $21,065 for the same period in 2009.  This decrease was due to our decrease in bank deposits during the period.

Interest Expense.  Our interest expense increased approximately $2.44 million, or 368.32%, to approximately $3.11 million for the three months ended June 30, 2010 from approximately $663,440 for the same period in 2009.  This increase was due to a one-time write off of approximately $1.9 million for a financing consultancy fee in connection with the Company’s loan agreement with Standard Chartered Bank and a significant increase in our bank loans.

Income Tax.  The Company’s income tax liability was approximately $160,897 for the three months ended June 30, 2010 compared to $206,336 for the same period in 2009.

Net Income.  Net income increased $660.783, or 3,607.68%, to $679,099 million during the three months ended June 30, 2010 from $18,316 during the same period in 2009, as a result of the factors described above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Sales.  Sales increased $5.41 million, or 15.36%, to $40.64 million for the six months ended June 30, 2010 from $35.23 million for the same period in 2009. This increase was mainly attributable to the general economic recovery in 2010 as compared to the same period in 2009.

Cost of Sales.  Our cost of sales increased $3.51 million, or 12.84%, to $30.87 million for the six months ended June 30, 2010 from $27.36 million during the same period in 2009.  As a percentage of sales, the cost of sales was 75.96% during the six months ended June 30, 2010 compared to 77.66% in the same period of 2009.  This decrease was primarily attributable to more efficient production, partially offset by lower profit margin due to competition in the market.

Gross Profit.  Our gross profit increased $1.90 million, or 24.13%, to $9.77 million for the six months ended June 30, 2010 from $7.87 million for the same period in 2009.  Gross profit as a percentage of sales was 24.04% for the six months ended June 30, 2010 compared to 22.34% during the same period in 2009.

Selling Expenses.  Our selling expenses decreased approximately $52,008, or 7.22%, to approximately $667,982 for the six months ended June 30, 2010 from approximately $719,990 for the same period in 2009.  As a percentage of sales, selling expenses were 1.64% for the six months ended June 30, 2010 compared to 2.04% for the same period in 2009.  This decrease as a percentage of sales was primarily attributable to lesser commission paid out in connection with our sales.

General and Administrative Expenses.  Our general and administrative expenses decreased approximately $1.24 million, or 42.15%, to $1.70 million for the six months ended June 30, 2010 from $2.93 million for the same period in 2009.  As a percentage of sales, general and administrative expenses were 4.17% for the six months ended June 30, 2010 compared to 8.32% for the same period in 2009.  This decrease as a percentage of sales was primarily attributable to more aggressive measures implemented to control costs and a reversal of a provision for bad debt in the current year.

Warranty Expense.  Our warranty expense increased to approximately $376,550 for the six months ended June 30, 2010 from approximately $303,736 for the same period in 2009.  As a percentage of sales, warranty expense was 0.93% for the six months ended June 30, 2010 compared to 0.86% for the same period in 2009.

Operating Income.  Our operating income increased $3.11 million, or 79.53%, to $7.03 million for the six months ended June 30, 2010 from $3.92 million for the same period in 2009.  As a percentage of sales, operating income was 17.30% for the six months ended June 30, 2010 compared to 11.12% for the same period in 2009.  This increase as a percentage of sales was primarily attributable to increase in production efficiency and tighter control over expenses.

Interest Income.  Our interest income decreased to approximately $26,067 for the six months ended June 30, 2010 from approximately $205,396 for the same period in 2009.  This decrease was due to a decrease in bank deposits.

Interest Expense.  Our interest expense increased approximately $2.84 million, or 218.82%, to approximately $4.13 million for the six months ended June 30, 2010 from approximately $1.30 million for the same period in 2009.  This increase was due to the significant increase in bridge loans, related interest expenses and a one-time financing consultancy fee of approximately $1.9 million in connection with the Company’s loan agreement with Standard Chartered Bank.

Income Tax.  Our income tax liability for the six months ended June 30, 2010 was $0.47 million compared to $0.50 million for the same period in 2009.  Two of the Company’s subsidiaries, Wuhan Blower and Wuhan Generating, were subject to 12.5% PRC income tax during the six months ended June 30, 2010 and June 30, 2009.  Wuhan Sungreen was in a loss position and consequently did not incur any tax liability.  Wuhan General did not incur any U.S. income tax liability during the six months ended June 30, 2010 and June 30, 2009.

Net Income.  Net income increased $1.47 million, or 129.31%, to $2.60 million during the six months ended June 30, 2010 from $1.13 million during the same period in 2009, as a result of the factors described above.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities and the development of our new industrial parts and machinery equipment business.  We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions.  As of June 30, 2010, we had cash and cash equivalents of $34.99 million, including restricted cash of $10.42 million.  Our cash at June 30, 2010 included $25.16 million that we received at the end of the quarter from our new loan facility from Hankou Bank. In July 2010, we used proceeds from the Hankou Bank loan facility to repay all amounts owed under our loan facility with Standard Chartered Bank. Following this repayment, the loan facility with Standard Chartered Bank was terminated.

As discussed above, for the six months ended June 30, 2010, our sales increased 15.36% compared to the same period in 2009. The collection of our account receivables and other receivables is important to solidifying our liquidity position.  Although we are still experiencing some payment delays, we will continue to put more effort on the collection of accounts receivable.  Our accounts receivable ratio decreased to 197 days at June 30, 2010, compared to 209 days at December 31, 2009.  Nonetheless, the days accounts receivable ratio is still 38 days longer than it was at June 30, 2009.  Our working capital needs for the quarter ended June 30, 2010 were sufficient primarily due to our continuing efforts to collect on our accounts receivable and the additional funding we obtained from local bank loan facilities.

On June 29, 2010, we closed a new loan facility with Hankou Bank Limited, Wuhan Branch (“Hankou Bank”).  This loan facility will provide up to RMB 320,000,000 (approximately $47 million) in secured debt financing.  As described in more detail below, the proceeds received to date from this new loan facility have been used to repay our existing bank loans and notes and fund our ongoing construction projects.  In addition, the loan proceeds should allow us to use our operating income to fund our working capital needs.

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

Accounts receivable increased from approximately $53.96 million to $54.19 million from December 31, 2009 to June 30, 2010. We are still experiencing difficulty with collecting debt from our customers. However, we are focusing more efforts on collecting from our customers and monitoring the financial positions of our customers to avoid unnecessary delay of payments.

The allowance for bad debt provided in accordance with the Company’s accounting policy was approximately $845,778 at June 30, 2010. The Company applied a rate of 5% on outstanding accounts receivable, which results in an allowance of $2.85 million. The Company made an assessment of its outstanding receivables and provided a specific write off during the quarter ended June 30, 2010 of approximately $834,516 to reflect actual unrecoverable amounts.

We will continue to employ additional resources in collecting on outstanding accounts receivable and have aligned more closely sales commissions with the collection on sales.  The Company generally experiences a longer collection period with respect to its turbine customers compared to its blower customers due to the longer installation period needed for the turbines.

At June 30, 2010, we had approximately $7.07 million in other receivables, which is an increase of approximately $2.38 million compared to the balance at December 31, 2009.

We also had advances to suppliers of approximately $31.73 million at June 30, 2010, which increased by $7.12 million compared to the balance at December 31, 2009.  The increase was mainly due to significant advance payments made to suppliers for purchasing equipment and materials.  We typically need to place a deposit in advance with our suppliers on a portion of the purchase price, and for some suppliers, we must maintain a deposit for future orders.

We had inventory turnover of 2.5 times and 2.3 times for the six months ended June 30, 2010 and June 30, 2009, respectively.  We calculate inventory turnover as sales divided by average inventory.  Inventory increased approximately $3.98 million in raw materials, decreased approximately $2.33 million in work in progress, and decreased approximately $608,245 in finished goods for the six months ended June 30, 2010.  The raw materials increase resulted from the Company’s effort to increase stock levels in order to meet growing demand in the coming quarters.

Net cash provided by operating activities for the six months ended June 30, 2010 was approximately $2.92 million, as compared to approximately $1.79 million provided in the same period in 2009. This change was primarily due to a net increase in the collection of accounts receivable.

Net cash provided by investing activities for the six months ended June 30, 2010 was approximately $3.60 million, as compared to approximately $6.20 million used in the same period in 2009.  This change was mainly a result of a decrease in restricted cash and an increase in the amount we invested in our construction projects in plant and equipment.

Net cash provided by financing activities for the six months ended June 30, 2010 was approximately $25.28 million, as compared to approximately $8.81 million used in the same period in 2009.  This change was primarily due to an increase in proceeds from bank loans, partially offset by the repayment of debt.

We intend to expend a significant amount of capital to complete our facilities and the installation of equipment and to make deposits for performance bonds for new projects that we have obtained.  In light of the completion of the credit facility with Hankou Bank, which is discussed below, the Company believes that its currently available working capital, combined with cash from operations and bank financing, should be adequate to sustain operations at current levels through at least the next 12 months.  For our long-term strategic growth, the Company will continue to rely upon debt and capital markets for any necessary long-term funding not provided by operating cash flows.  Funding decisions will be guided by our capital structure planning objectives. The primary objectives of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense.

Bank Loans and Notes Generally

As of June 30, 2010, we had bank loans and debt from other non-bank entities totaling approximately $72.77 million (based on an exchange rate of 6.8086 RMB per 1 U.S. dollar).  The Company had $5.87 million available under its bank facilities and loan facilities as of June 30, 2010.  However, if the Company satisfies certain requirements under its Loan Agreement with Hankou Bank, the Company will be eligible to draw additional funds under that facility.  Information regarding these loans and notes is set forth below in U.S. dollars.

				Interest Rate Per	At June 30,	At December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2010	2009
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	-	3,656,467
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	-	804,423
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	-	1,608,846
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	734,365	7,312,935
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	5.31%	543,430	833,675
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	18,741,006	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/28/2010	5.84%	2,937,461	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	7/5/2010	5.84%	3,671,827	-
Wuhan Blower	Bank Loans	China Minsheng Bank	9/17/2010	9.60%	2,937,461	-
Wuhan Blower	Bank Loans	Wuhan Kangfuman Consulting & Co., Ltd	7/5/2010	4.43%	293,746	-
Wuhan Blower	Bank Loans	Standard Chartered Bank	12/16/2013	9.40%	-	7,094,145
Wuhan Blower	Bank Loans	Standard Chartered Bank	12/17/2012	9.49%	18,741,004	-
Subtotal					48,600,300	21,310,491

Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010		-	1,828,234
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010		-	417,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010		-	1,462,587
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010		-	731,294
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010		-	892,178
Wuhan Blower	Notes Payable	Hubei Gongchuang Real Estate Co., Ltd	12/12/2010		1,732,140	-
Wuhan Blower	Notes Payable	Wuhan Jinnuo Corporation	On Demand		58,749	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	7/10/2010		1,439,356	-
Wuhan Blower	Notes Payable	Standard Chartered Bank	On Demand		1,762,477	-
Subtotal					4,992,722	5,331,340

Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	-	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	1,462,587
Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	1,468,731	-
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.31%	4,406,192	-
Wuhan Generating	Bank Loans	Xingye Bank	4/27/2011	6.37%	8,812,384	-
Wuhan Generating	Bank Loans	Standard Chartered Bank	12/17/2012	9.40%	4,406,192	2,925,714
Subtotal					19,093,499	7,313,475

Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010		-	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010		-	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010		-	530,188
Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010		-	917,773
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		-	3,948,985
subtotal					-	12,709,881

Wuhan Sungreen	Notes Payable	Various vendors and individuals	On Demand		82,249	93,066
Total					$72,768,770	$46,758,253

We plan to either repay this debt as it matures or refinance this debt with other debt.  As described in more detail below, our Chinese operating subsidiaries obtained a loan facility at the end of the fiscal quarter with Hankou Bank for up to RMB 320,000,000 (approximately $47 million).  To date, we have used the installments that we have received under this loan facility to repay our prior bank debt with Standard Chartered Bank.  Moreover, this loan facility has allowed the Company to use the funds generated from operations for working capital.

Loan Facilities with Hankou Bank

On June 29, 2010, Wuhan Blower, Wuhan Generating and Wuhan Sungreen (collectively, the “Borrowers”) entered into a Loan Agreement with Hankou Bank.  The Loan Agreement provides for a loan facility totaling RMB 320,000,000 (approximately $47 million) in secured debt financing consisting of a short-term loan facility for up to RMB 260,000,000 (approximately $38.2 million), a bank note facility for up to RMB 10,000,000 (approximately $1.47 million), a trading loan facility for up to RMB 10,000,000 (approximately $1.47 million) and an equipment purchase loan facility for up to RMB 40,000,000 (approximately $5.87 million).

As of June 30, 2010, the Company had received approximately $23.15 million under the term loan facility with Hankou Bank.  To date, the Company has used this amount to repay the bank loans with Standard Chartered Bank.  The Company is in the process of obtaining documentation from Standard Chartered Bank in connection with the release of the Company’s assets that were pledged under the loan with Standard Chartered Bank.  Once this documentation process is completed, the Company will be eligible for additional funding under its Loan Agreement with Hankou Bank.

The obligations under the Loan Agreement with Hankou Bank are secured by certain land use rights of Wuhan Blower and Wuhan Sungreen and guaranteed by Wuhan Blower and Mr. Xu Jie, our Chairman of the Board and controlling stockholder.  Each of the guarantors also is a party to the Loan Agreement.

The Term Loan bears interest at an interest rate of 5.31%.  The Borrowers also must pay Hankou Bank a facility arrangement fee of RMB 2.84 million (approximately $417,119) upon the completion of the bank loan facility. The Loan Agreement is governed by the laws of the PRC.

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

In accordance with ASU 350 Impairment of Long-Lived Assets, the Company reviews its technical licenses and trademarks for impairment on an annual basis. The Company’s review process focuses on estimating future cash flows generated by these intangible assets. The estimation of future cash flows includes consideration of obsolescence of technical licenses and potential trademark infringement. The Company has not yet recognized any impairment upon the intangible assets.

Land Use Rights

The Company carries land use rights at cost less accumulated amortization.  Land use rights are amortized straight-line over the useful life of 50 years for the Wuhan Blower and Wuhan Generating campus, and of 30 years for the Wuhan Sungreen campus.

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale. The Company considers annually whether these assets are impaired. The Company makes its determinations based on various factors that impact those assets. For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future. Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company. Equipment used for production, which undergo regular maintenance, are assessed annually. The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company. Based on its review, the Company believes that, as of June 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

Exchange Rates	6/30/2010	12/31/2009	6/30/2009
Period end RMB: U.S.$ exchange rate	6.80860	6.83720	6.84480
Average period RMB: U.S.$ exchange rate	6.83475	6.84088	6.84323

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Income Taxes

The Company uses the accrual method of accounting to determine income taxes for the year.  The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

Effective January 1, 2009, PRC government implemented a new 25% tax rate for all domestic and foreign enterprises abolishing any tax holiday, which was defined as “two-year exemption followed by three-year half exemption” enjoyed by many foreign-invested enterprises. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, the PRC government established transition rules allowing enterprises already benefiting from tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized.  For the year ended December 31, 2009, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

The Company is also subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of:

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Statutory Reserve

In accordance with PRC laws, the Company maintains statutory reserves which are appropriations from net income, to the account “statutory reserve” to be used for future company development, recovery of losses, and increase of capital, as approved, to expand production or operations.  PRC laws require that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit.  Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.  The Company cannot pay dividends from statutory reserves or paid in capital registered in the PRC.

Other Comprehensive Income

Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

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

Retirement Plan

The employees of the Company participate in the defined contribution retirement plans managed by the local government authorities whereby the Company is required to contribute to the schemes at fixed rates of the employees’ salary. The Company’s contributions to this plan are charged to profit or loss when incurred. The Company has no obligations for the payment of retirement and other post-retirement benefits of staff other than the contributions described in the financial statements.

Recent Accounting Pronouncements

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  The Company is still evaluating the impact of the above pronouncement.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is still evaluating the impact of the above pronouncement.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162  the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard categorizes the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.  The Company has adopted the new accounting standard.  There was no material impact on the financial statements presented herein.

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

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon this evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses.  Therefore, our management concluded that our disclosure controls and procedures were not effective.  We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which are described under Item 9A – “Controls and Procedures - Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, the Company had no significant changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

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

In late 2005, Wuhan Blower reached an understanding with many of the former management members of Wuhan Turbine Works, a business owned by China Chang Jiang Energy Corporation, whereby it would establish a new business utilizing their management and technology to manufacture small to mid-size steam and water turbines. At that time, we began producing turbines in our existing blower manufacturing facilities and in shared facilities. In March 2006, we broke ground on a new turbine manufacturing facility. The construction of the turbine manufacturing facility was completed in 2009 and substantially all of the equipment has been installed. Two large pieces of equipment are under installation and will be put into operation by the end of the third quarter of 2010. As we receive additional turbine orders, we will continue the installation of additional customized equipment in this facility in order to increase our production capacity. We have begun production of turbines from this facility and will expand production once the installation is complete. The manufacture of turbines has become a critical component of our business. However, we have only four years experience manufacturing turbines.

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

We owe a balance of approximately $1.5 million in connection with the Sukong Assets. In addition, we must pay an additional $3.9 million to complete construction on the acquired facilities. We may require financing to meet these obligations. There is no guarantee that we will obtain such financing, and, if we are not able to meet our financial commitment in a timely manner, we may not be able to continue Wuhan Sungreen’s operations.

Our management has identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In conjunction with the preparation of this Form 10-Q, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses and therefore were not effective.  For more detailed information regarding our disclosure controls and procedures, see Part I, Item 4T. Controls and Procedures.

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

We have incurred substantial debt to finance our growth. As of June 30, 2010, we had approximately $72.77 million of outstanding bank loans and notes.  This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of June 30, 2010, we had an aggregate amount of $54.19 million in accounts receivables. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected.  The recent economic downturn has resulted in longer payment cycles and increased collection costs.  The economic downturn also may result in higher defaults than we anticipate.

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

As of June 30, 2010, there were 25,101,524 shares of our common stock issuable upon conversion of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets.  Our management team, which has limited experience managing a U.S. public company, will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable and has appreciated against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. Since then, the Renminbi has appreciated by almost 18% against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

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

Date:  August 23, 2010

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