Form 10-Q
period 2010-09-30
WUHAN GENERAL GROUP (CHINA), INC
filed 2010-11-15
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
                        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of November 12, 2010, the registrant had a total of 25,351,950 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At September 30, 2010 and December 31, 2009
(Stated in US Dollars)
	Note		(Audited)
		September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	2(e)	$30,429,072	$407,394
Restricted Cash	3	9,366,963	7,759,971
Notes Receivable	4	2,998,761	28,520
Accounts Receivable	2(f),5	50,280,382	53,962,201
Other Receivable		9,797,721	4,684,372
Inventory	2(g),6	14,683,226	15,630,470
Advances to Suppliers	7	35,233,559	24,616,120
Advances to Employees	8	555,381	342,829
Prepaid Expenses		1,207,097	928,629
Prepaid Taxes		641,095	546,050
Deferred Tax Asset		785,979	749,031
Total Current Assets		$155,979,236	$109,655,587
Non-Current Assets
Real Property Available for Sale		$1,126,021	$1,103,113
Property, Plant & Equipment, net	2(h),9	32,089,817	32,908,334
Land Use Rights, net	2(j),10	11,880,935	12,073,139
Construction in Progress	11	26,841,342	17,864,257
Intangible Assets, net	2(i),12	255,522	212,798
Total Assets		$228,172,873	$173,817,228
LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Bank Loans & Notes	13	$61,031,860	$46,758,253
Accounts Payable		13,811,339	8,049,057
Taxes Payable		4,102,621	3,169,948
Other Payable	14	5,321,248	4,228,042
Dividend Payable		531,900	727,129
Accrued Liabilities	2(w),15	3,767,049	3,524,388
Customer Deposits		9,845,382	4,696,719
Total Current Liabilities		$98,411,399	$71,153,536

Long Term Liabilities
Bank Loans and Notes	13	19,856,376	-
Total Liabilities		$118,267,775	$71,153,536

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At September 30, 2010 and December 31, 2009
(Stated in US Dollars)

	Note		(Audited)
		September 30, 2010	December 31, 2009
Stockholders' Equity

Preferred Stock - $0.0001 Par Value, 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at September 30, 2010 and December 31, 2009		$624	$624
Additional Paid-in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid-in Capital - Warrants		3,484,011	3,484,011
Additional Paid-in Capital - Beneficial Conversion Feature		6,371,547	6,371,547
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at September 30, 2010 and December 31, 2009		635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital - Warrants		2,274,181	2,274,181
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 25,351,950 Shares Issued & Outstanding at September 30, 2010 and December 31, 2009	16	2,536	2,536
Additional Paid-in Capital		29,825,673	29,793,996
Statutory Reserve	2(u),17	5,454,773	4,563,592
Retained Earnings		26,484,563	23,477,239
Accumulated Other Comprehensive Income	2(v)	11,175,290	7,864,066
Total Stockholders' Equity		$109,905,098	$102,663,692

Total Liabilities & Stockholders' Equity		$228,172,873	$173,817,228

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the three and nine months ended September 30, 2010 and 2009
 (Stated in US Dollars)

	Note	Three months ended		Nine months ended
		September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue
Sales	2(l)	$28,755,999	$24,720,005	$69,398,212	$59,949,344
Cost of Sales	2(m)	(20,670,203)	(17,855,151)	(51,541,724)	(45,213,132)
Gross Profit		8,085,796	6,864,854	17,856,488	14,736,212

Operating Expenses
Selling Expenses	2(n)	(311,836)	(759,752)	(979,818)	(1,479,742)
General & Administrative Expenses	2(o)	(3,461,848)	(1,463,970)	(5,157,710)	(4,395,556)
Warranty Expense	2(w),15	(231,843)	(178,610)	(608,393)	(482,346)
Total Operating Expense		(4,005,527)	(2,402,332)	(6,745,921)	(6,357,644)

Operating Income		4,080,269	4,462,522	11,110,567	8,378,568

Other Income (Expenses)
Other Income (Expense), net		31,095	117,589	176,153	79,702
Interest Income		75,307	288,862	101,374	494,258
Interest Expense		(1,811,846)	(1,276,069)	(5,946,623)	(2,572,984)
Stock Penalty for late listing on NASDAQ		-	-	-	(1,153,439)
Total Other Income (Loss) & Expense		(1,705,444)	(869,618)	(5,669,096)	(3,152,463)

Earnings before Tax		2,374,825	3,592,904	5,441,471	5,226,105

Income Tax	2(t), 18	(543,384)	(586,053)	(1,011,066)	(1,085,866)

Net Income		$1,831,441	$3,006,851	$4,430,405	$4,140,239

Preferred Dividends Declared		(177,300)	(183,276)	(531,900)	(543,363)
Income (Loss) Available to Common Shareholders		$1,654,141	$2,823,575	$3,898,505	$3,596,876

Earnings Per Share	19
Basic		$0.07	$0.11	$0.15	$0.14
Diluted		$0.05	$0.08	$0.12	$0.09

Weighted Average Shares Outstanding
Basic		25,351,950	25,285,902	25,351,950	25,013,117
Diluted		31,706,028	39,135,314	31,706,028	38,324,011

Comprehensive Income
Net Income		$1,831,441	$3,006,851	$4,430,405	$4,140,239
Other Comprehensive Income
Foreign Currency Translation Adjustment		3,681,033	15,984	3,311,224	60,853
Total Comprehensive Income		$5,512,474	$3,022,835	$7,741,629	$4,201,092

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the periods ended September 30, 2010 and December 31, 2009
 (Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2010	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,793,996	$4,563,592	$23,477,239	$7,864,066	$ 102,663,692
Stock Option Compensation													31,677				31,677
Net Income															4,430,405		4,430,405
Preferred Dividends Declared															(531,900)		(531,900)
Appropriations of Retained Earnings														891,181	(891,181)		-
Foreign Currency Translation Adjustment																3,311,224	3,311,224
Balance, September 30, 2010	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,825,673	$5,454,773	$26,484,563	$11,175,290	$ 109,905,098

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the periods ended September 30, 2010 and December 31, 2009
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

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Cash Flows
For the three and nine months ended September 30, 2010 and 2009
 (Stated in US Dollars)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cash Flow from Operating Activities
Cash Received from Customers	$29,352,649	$20,543,291	$70,145,104	$54,806,025
Cash Paid to Suppliers & Employees	(24,695,309)	(24,617,529)	(58,142,582)	(55,429,438)
Interest Received	75,307	288,862	101,374	494,258
Interest Paid	(1,811,846)	(1,276,069)	(5,946,623)	(2,572,984)
Income Taxes Paid	(543,384)	(591,022)	(1,011,066)	(1,227,465)
Miscellaneous Receipts	63,485	73,002	211,227	141,821
Cash Sourced/(Used) in Operating Activities	$2,440,902	$(5,579,465)	$5,357,434	$(3,787,783)

Cash Flows from Investing Activities
Cash Invested in Restricted Time Deposits	$1,048,452	$(1,205,674)	$(1,606,992)	$5,644,340
Payments for Construction of Plant & Purchase of Equipment	(9,200,236)	(585,589)	(10,147,032)	(1,238,982)
Repayment of/(Investment in) Notes	-	(1,160)	-	(1,160)
Cash Sourced/(Used) in Investing Activities	$(8,151,784)	$(1,792,423)	$(11,754,024)	$4,404,198

Cash Flows from Financing Activities
Proceeds from/(Repayment of) Bank Loans	$13,392,688	$14,339,013	$81,875,700	$15,160,576
(Repayment of Notes)	(5,273,221)	(8,189,240)	(47,745,716)	(17,622,200)
Dividends Paid	-	-	(727,129)	(193,804)
Cash Sourced/(Used) in Financing Activities	$8,119,467	$6,149,773	$33,402,855	$(2,655,428)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	$2,408,585	$(1,222,115)	$27,006,265	$(2,039,013)

Effect of Currency Translation	3,445,056	15,984	3,015,413	41,339

Cash & Cash Equivalents at Beginning of Period	24,575,431	2,025,960	407,394	2,817,503

Cash & Cash Equivalents at End of Period	$30,429,072	$819,829	$30,429,072	$819,829

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		[restated]		[restated]
Net Income	$1,831,441	$3,006,851	$4,430,405	$4,140,239

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Stock Penalties	-	-	-	1,153,439
Stock Option Compensation	15,103	-	31,678	-
Amortization	231,207	102,562	422,383	244,535
Depreciation	774,167	598,618	1,988,464	1,661,067
Decrease/(Increase) in Notes Receivable	(2,826,185)	12,416	(2,970,241)	(2,194)
Decrease/(Increase) in Accounts Receivable	3,909,934	(4,796,292)	3,681,819	(6,354,497)
Decrease/(Increase) in Other Receivable	(2,732,273)	(619,146)	(5,113,350)	439,409
Decrease/(Increase) in Inventory*	1,989,428	(890,465)	947,244	(12,689,113)
Decrease/(Increase) in Advances to Suppliers	(3,500,722)	(3,178,946)	(10,617,440)	4,388,517
Decrease/(Increase) in Advances to Employees	389,423	50,602	(212,552)	73,198
Decrease/(Increase) in Prepaid Expenses	(1,060,288)	(617,744)	(278,467)	(706,328)
Decrease/(Increase) in Prepaid Taxes	(84,977)	(132,347)	(95,045)	78,531
Decrease/(Increase) in Deferred Tax Asset	(10,757)	(4,969)	(36,948)	(493,300)
Increase/(Decrease) in Accounts Payable	332,369	(731,264)	5,762,282	330,816
Increase/(Decrease) in Taxes Payable	906,917	790,144	932,673	1,300,789
Increase/(Decrease) in Other Payable	(246,153)	(775,025)	1,093,205	1,127,905
Increase/(Decrease) in Accrued Liabilities	277,096	379,232	242,661	745,241
Increase/(Decrease) in Customer Deposits	2,245,172	1,226,308	5,148,663	773,963

Total of all adjustments	$609,461	$(8,586,316)	$927,029	$(7,928,022)

Net Cash Provided/(Used) by Operating Activities	$2,440,902	$(5,579,465)	$5,357,434	$(3,787,783)

*As previously disclosed in prior filings, the Company discovered an error in the classification of certain assets.  The assets were previously erroneously misclassified as Construction in Progress.  The assets were in fact inventory related to the Huangli Power Plant Project.  Such a misclassification impacted the Company’s balance sheet at December 31, 2008 and subsequent statements of cash flows that required the Company to use the December 31, 2008 balance sheet for calculation purposes.  Upon discovery of the error, the Company decided to show the error as a reconciling item on its statements of cash flows.  In light of guidance provided under SAB Topic 1M and 1N, the Company has adjusted its December 31, 2008 balance sheet by reclassifying those assets to the proper account of Inventory, rather than Construction in Progress. Accordingly, the presentation of the statements of flow flows has been restated in connection with this reclassification.  The Company has made such a change in order to give greater prominence to the previously identified error and to improve comparability between periods.  As a result of the change, the Company’s currents assets and related current ratio have increased.  The correction of error had no impact on previously reported earnings in the years ended December 31, 2009 and 2008.

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
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

The assets that were purchased from the Seller were re-appraised by an independent appraisal firm Zhuhai GongPingSiYuan Appraising Co Ltd  (“Zhuhai”).  The re-appraisal found that the purchase price of the assets was not materially unfair.  Zhuhai concluded that when the entire construction of the workshop and buildings is completed, the purchase price should be considered fair.  See also Note 9 – Property, Plant and Equipment.

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

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

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type.  Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale.  The Company considers annually whether these assets are impaired.  The Company makes its determinations based on various factors that impact those assets.  For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future.  Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company.  Equipment used for production, which undergo regular maintenance, are assessed annually.  The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company.  Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

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

Exchange Rates	9/30/2010	12/31/2009	9/30/2009
Period end RMB : US$ exchange rate	6.6981	6.83720	6.8376
Average period RMB : US$ exchange rate	6.8164	6.84088	6.8425

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

The Company is also subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of:

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
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

4.    NOTES RECEIVABLE

	September 30, 2010	December 31, 2009

Notes Receivable	$2,998,761	$28,520
Less: Allowance for Bad Debts	-	-
	$2,998,761	$28,520

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

5.	ACCOUNTS RECEIVABLE

	September 30, 2010	December 31, 2009

Total Accounts Receivable-Trade	$53,405,384	$56,802,317
Less: Allowance for Bad Debt	(3,125,002)	(2,840,116)
	$50,280,382	$53,962,201
Allowance for Bad Debts
Beginning Balance	$(2,840,116)	$(3,132,693)
Allowance Provided	(1,077,059)	(1,573,535)
Less: Bad Debt Written Off	792,173	1,866,112
Ending Balance	$(3,125,002)	$(2,840,116)

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

6.	INVENTORY

	September 30, 2010	December 31, 2009

Raw Materials	$6,826,781	$4,938,537
Work in Progress	4,894,977	8,319,353
Finished Goods	2,961,468	2,372,580
	$14,683,226	$15,630,470

7.	ADVANCES TO SUPPLIERS

Advances to suppliers of $35,233,559 and $24,616,120 as of September 30, 2010 and December 31, 2009, respectively, consisted of advances to vendors for raw materials, equipment, parts, transportation and projects. The following table details the Company’s advances to suppliers at September 30, 2010:

September 30, 2010

Raw Materials	$15,856,788
Equipment	14,061,138
Advances to sub-contractors	2,301,089
Transportation	298,592
Miscellaneous	2,715,952
$35,233,559

8.	ADVANCES TO EMPLOYEES

Advances to Employees of $555,381 and $342,829 as of September 30, 2010 and December 31, 2009, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts.  These advances are deducted from future sales commissions earned by these salespeople.  In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

At September 30, 2010
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Buildings	$13,582,053	$8,873,432	$-	$22,455,485
Machinery & Equipment	1,995,351	12,648,801	2,063,220	16,707,372
Furniture & Fixtures	378,890	26,604	8,102	413,596
Auto	748,072	330,168	14,894	1,093,134
Other	77,826	-	-	77,826
	16,782,192	21,879,005	2,086,216	40,747,413
Less: Accumulated Depreciation
Buildings	(2,702,808)	(379,414)	-	(3,082,222)
Machinery & Equipment	(965,568)	(3,300,083)	(339,475)	(4,605,126)
Furniture & Fixtures	(311,200)	(8,910)	(3,031)	(323,141)
Auto	(553,796)	(108,390)	(2,361)	(664,547)
Other	17,440	-	-	17,440
	(4,515,932)	(3,796,797)	(344,867)	(8,657,596)

Property, Plant, & Equipment, Net	$12,266,260	$18,082,208	$1,741,349	$32,089,817

At December 31, 2009
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Buildings	$13,192,892	$8,692,905	$-	$21,885,797
Machinery & Equipment	1,908,216	12,343,760	2,020,846	16,272,822
Furniture & Fixtures	367,993	16,666	6,607	391,266
Auto	678,290	267,044	7,313	952,647
Other	74,933	-	-	74,933
	16,222,324	21,320,375	2,034,766	39,577,465
Less: Accumulated Depreciation
Buildings	(2,237,889)	(165,239)	-	(2,403,128)
Machinery & Equipment	(811,808)	(2,352,315)	(219,212)	(3,383,335)
Furniture & Fixtures	(278,719)	(6,047)	(1,812)	(286,578)
Auto	(487,616)	(86,651)	(578)	(574,845)
Other	(21,245)	-	-	(21,245)
	(3,837,277)	(2,610,252)	(221,602)	(6,669,131)

Property, Plant, & Equipment, Net	$12,385,047	$18,710,123	$1,813,164	$32,908,334

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
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

10.	LAND USE RIGHTS

At September 30, 2010
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Land Use Rights	$2,167,062	$-	$10,717,860	$12,884,922
Less: Accumulated Amortization	(333,249)	-	(670,738)	(1,003,987)
Land Use Rights, Net	$1,833,813	$-	$10,047,122	$11,880,935

At December 31, 2009
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Land Use Rights	$2,199,372	$-	$10,499,810	$12,699,182
Less: Accumulated Amortization	(276,049)	-	(349,994)	(626,043)
Land Use Rights, Net	$1,923,323	$-	$10,149,816	$12,073,139

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

The assets reported under the construction in progress account relate to various projects at the Company’s operating subsidiaries.  All of the construction projects at Wuhan Blower have been substantially completed. The assets have been put into use.  Accordingly, the assets have been moved to the property, plant and equipment account.  Construction projects at Wuhan Generating include a new workshop, office building and the installation of equipment in the workshop.  The workshop was completed in the beginning of 2009.  All equipment will be fully installed and operational by the end of 2010.  The structure of the office building has been substantially completed; however, the necessary construction of the interior to bring the building into use has been temporarily stopped.  The Company is evaluating its current resources and will provide an expected completion date when it believes sufficient resources will be available to complete the construction.  The construction projects at Wuhan Sungreen include a new workshop and office building.  The Company expects construction on both the workshop and office building to be complete by the end of 2010.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

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

The following table details the assets that are accounted for in the Construction-in-Progress account at September 30, 2010 and December 31, 2009:
		At	At
		September 30,	December 31,
Subsidiary	Description	2010	2009
Wuhan Blower	Badminton courts	$24,634	$24,133
Wuhan Blower	Workshop Equipment	425,882	-
Wuhan Generating	Capitalized Interest	-	67,561
Wuhan Generating	Equipment Requiring Installation	10,771,335	2,528,256
Wuhan Generating	Generating Office Building	3,499,086	3,427,899
Wuhan Generating	Miscellaneous	-	4,429
Wuhan Sungreen	Landscaping	149,318	146,280
Wuhan Sungreen	Workshop	4,951,870	4,849,588
Wuhan Sungreen	Office Building	5,974,145	5,792,300
Wuhan Sungreen	Utility Systems Setup	1,045,072	1,023,811
		$26,841,342	$17,864,257

12.           INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	September 30, 2010	December 31, 2009

Category of Asset
Trademarks	$149,296	$106,038
Mitsubishi License	343,811	302,888
Tianyu CAD License	4,554	3,958
Sunway CAD License	17,169	16,820
Microsoft License	14,258	12,222
	$529,088	$441,926

Less:Accumulated Amortization
Trademarks	$(74,648)	$(62,160)
Mitsubishi License	(181,822)	(152,862)
Tianyu CAD License	(2,676)	(2,287)
Sunway CAD License	(5,066)	(3,915)
Microsoft License	(9,354)	(7,904)
	$(273,566)	$(229,128)

Intangible Assets, Net	$255,522	$212,798

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

The weighted average amortization period for the Company’s intangible assets at September 30, 2010 and December 31, 2009 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

13.	BANK LOANS AND NOTES

The following table provides the name of the creditor, due date, interest rate, and amounts outstanding at September 30, 2010 and December 31, 2009, for the Company’s bank loans and notes payable.

Short Term Bank Loans and Notes				Interest	At	At
				Rate Per	September 30,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2010	2009
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	$-	$3,656,467
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	-	804,423
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	-	1,608,846
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	-	7,312,935
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	5.31%	-	833,675
Wuhan Blower	Bank Loans	Standard Chartered Bank	12/16/2013	9.40%	-	7,094,145
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	19,050,178	-
Wuhan Blower	Bank Loans	Hankou Bank	7/27/2011	5.31%	5,971,843	-
Wuhan Blower	Bank Loans	Hankou Bank	9/30/2011	4.43%	746,480	-
Wuhan Blower	Bank Loans	Hubei Zhongjing Credit Co., Ltd.	12/28/2010	4.80%	1,080,530	-
Wuhan Blower	Bank Loans	Wuhan Kangfuman Investment Limited	12/05/2010	4.43%	298,592	-
Subtotal					$27,147,623	$21,310,491

Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010		$-	$1,828,234
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010		-	417,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010		-	1,462,587
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010		-	731,294
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010		-	892,178
Subtotal					$-	$5,331,340

Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	-	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	**1,462,587
Wuhan Generating	Bank Loans	Standard Chartered Bank	12/17/2012	9.40%	-	2,925,714
Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	1,492,961	-
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.31%	4,478,882	-
Wuhan Generating	Bank Loans	Xingye Bank	4/27/2011	6.37%	8,957,764	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/19/2011	5.31%	1,492,961	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/22/2011	5.31%	6,419,730	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/26/2011	5.31%	1,194,369	-
Subtotal					$24,036,667	$7,313,475

Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010		$-	$1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010		-	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010		-	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010		-	530,188
Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010		-	917,773
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		-	3,948,985
Wuhan Generating	Notes Payable	Hankou Bank	10/22/2010		895,776	-
Wuhan Generating	Notes Payable	Hankou Bank	10/27/2010		597,185	-
Wu han Generating	Notes Payable	Pudong Development Bank	11/27/2010		8,211,285	-
Subtotal					$9,704,246	$12,709,881

Wuhan Sungreen	Notes Payable	Various vendors and individuals	On Demand		$143,324	$ *93,066
Subtotal					$143,324	$93,066

Total of Short Term Bank Loans and Notes					$61,031,860	$46,758,253

Long Term Bank Loans
Wuhan Blower	Long Term Loan	China Construction Bank	7/1/2012	5.40%	$3,135,217	$-
Wuhan Blower	Long Term Loan	Agricultural Bank of China	6/20/2012	5.40%	2,538,033	-
Wuhan Blower	Long Term Loan	Agricultural Bank of China	8/17/2012	5.40%	4,478,882	-
Wuhan Blower	Long Term Loan	Agricultural Bank of China	9/16/2012	5.40%	5,225,362	-
Subtotal					15,377,494	-

Wuhan Generating	Long Term Loan	Hankou Bank	9/30/2013	5.60%	$4,478,882	$-
Subtotal					4,478,882	-

Total of Long Term Bank Loans					$19,856,376	$-

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
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

In November 2009, Standard Chartered Bank granted the Company credit facilities in the amount of $50,189,435.  The Company was not in compliance with all of its loan covenants with Standard Chartered Bank at December 31, 2009.  The Company has reclassified the debt owed to Standard Chartered Bank at December 31, 2009 as short term debt.

In July 2010, the Company repaid all amounts owed to Standard Chartered and terminated its loan facility with this bank.

As a result of the Company’s repayment of the debt to Standard Chartered Bank, the Company charged $1,914,892 of loan procurement costs to interest expense in the Company’s statements of income for nine months ended September 30, 2010.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

14.	OTHER PAYABLE

The Company has accrued amounts in “Other Payable” for goods and services that have been delivered but value added tax invoices have yet to be issued by vendors.  The following tables detail the Company’s Other Payable line items at September 30, 2010 and December 31, 2009:

At September 30, 2010
Vendor	Description	Amount
Yuan, Hualin	Regular business expenses that have yet to be reimbursed	$597,184
Wang, Xuechao	Regular business expenses that have yet to be reimbursed	724,086
Wuhan Jianyuan Motor Services Co., Ltd.	Transportation costs	564,339
Wuhan Xiuma Technology Co., Ltd.	Transportation costs	597,184
Zhou, Zhiqing	Regular business expenses that have yet to be reimbursed	298,592
Hubei Yilianyin Trading Co., Ltd.	Regular business expenses	194,085
Wuhan Pengmai Motor Transport Co., Ltd.	Transportation costs	218,178
Yu, Shijing	Regular business expenses that have yet to be reimbursed	126,902
Wuhan Sanhe Vehicle Service Co., Ltd.	Transportation costs	141,487
Wuhan Longyang Logistics Co., Ltd	Transportation costs	115,821
Wuhan Xinxinshi Tradings Limited	Regular business expenses that have yet to be reimbursed	197,817
Hubei Gong Chuang	Remaining payment for Purchase of Sungreen Assets	298,592
Wuhan Huayuan Yuncheng Electric Equipment Co., Ltd.	Self-bonding deposit provided by vendor to be released back to vendor upon successful installation of equipment	149,296
Various Vendors	Miscellaneous cost and expenses of amounts less than $100,000	1,097,685
		$5,321,248

At December 31, 2009

Vendor	Description	Amount
Hubei Gong Chuang	Purchase of Sukong Assets	$777,475
Hubei Delisen Technology Co., Ltd.	Transportation costs	585,034
Wuhan Xiuma Technology Co., Ltd.	Transportation costs	585,034
Yu, Shijing	Regular business expenses that have yet to be reimbursed	438,776
Qiao, Cunwu	Regular business expenses that have yet to be reimbursed	201,402
Wuhan Pengmai Motor Transport Co., Ltd.	Transportation costs	192,147
Wuhan Sanhe Vehicle Service Co., Ltd.	Transportation costs	140,969
Wuhan Longyang Logistics Co., Ltd	Transportation costs	112,624
Various Vendors	Miscellaneous cost and expenses of amounts less than $100,000	1,194,581
		$4,228,042

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

15.	WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet as a component of Accrued Liabilities.  The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary.  The Company’s typical sales contracts provide for a warranty period of 12-24 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the nine months ended September 30, 2010 and the year ended December 31, 2009:

	September 30, 2010	December 31, 2009

Balance at beginning of period	$1,469,358	$1,154,613
Adjustment
Accruals for current & pre-existing warranties issued during period	608,393	371,764
Less: Settlements made during period	(33,566)	(57,019)
Less: Reversals and warranty expirations	-	-
Balance at end of period	$2,044,185	$1,469,358

16.	CAPITALIZATION

The Company’s outstanding securities at September 30, 2010 are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	25,351,950	N/A	N/A
Series A Preferred	6,241,453	2/7/2007	N/A
Series B Preferred	6,354,078	9/5/2009	N/A
Series A Warrants	6,172,531	2/7/2007	2/6/2012
Series B Warrants	3,821,446	2/7/2007	2/6/2012
Series C Warrants	635,710	2/7/2007	2/6/2017
Series AA Warrants	617,253	2/7/2007	2/6/2017
Series BB Warrants	382,145	2/7/2007	2/6/2017
Series JJ Warrants	636,908	2/7/2007	2/6/2017
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	1/2/2008	1/2/2018
Options Issued to Directors	160,000	3/10/2010	3/10/2020
Total Shares on Fully Diluted Basis	50,453,474

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

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

Exercise of Series C Warrants

During the year ended December 31, 2009, holders of Series C Warrants exercised the right to purchase 187,294 shares of common stock.  The transaction was a cashless exercise.  Accordingly, the Company issued to the holders 69,361 shares of common stock and cancelled warrants with the rights to purchase 117,933 shares of common stock.

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

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.  As a business incentive, the Company was approved as a foreign investment enterprise in March 2007, and in accordance with the relevant regulations regarding the favorable tax treatment for a foreign investment enterprise, the Company was entitled to a two-year tax exemption followed by a three-year half exemption.  For the years ended December 31, 2008 and 2007, the Company was still within the two year tax exemption period, and accordingly, made no provision for income taxes.  For the quarter ended September 30, 2010, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

Income before taxes and the provision for taxes consists of the following:

	September 30, 2010	December 31, 2009
Income (loss) before taxes:
US	$(2,304,681)	$(2,475,455)
BVI	(413)	(27,927)
PRC	7,746,565	12,412,787
Total income before taxes	$5,441,471	$9,909,405

Provision for taxes:
Current:
U.S. Federal	-	-
State	-	-
China	1,048,014	2,195,828
Currency effect	-	403
	$1,048,014	$2,196,231
Deferred:
U.S. Federal	-	-
China	(36,948)	(749,031)
	(36,948)	(749,031)
Total provision for taxes	$1,011,066	$1,447,200
Effective tax rate	18.58%	14.60%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Deferred tax assets
Bad debt expense & accrual expense	$785,979	$749,031
	785,979	749,031
Valuation allowance	-	-
Total deferred tax assets	785,979	749,031
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	785,979	749,031
Reported as:
Current deferred tax assets	785,979	749,031
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$785,979	$749,031

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the nine months ended September 30, 2010 and the year ended December 31, 2009 are shown in the following table:

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

	2010	2009
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	-9.00%	-9.00%
Accruals in foreign jurisdictions	6.08%	2.10%
Tax holiday	-12.50%	-12.50%
Effective tax rate	18.58%	14.60%

19.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Basic Earnings Per Share Numerator
Net Income	$1,831,441	$3,006,851	$4,430,405	$4,140,239
Less:
Preferred Dividends	177,300	183,276	531,900	543,363
Income Available to Common Stockholders	$1,654,141	$2,823,575	$3,898,505	$3,596,876

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$1,654,141	$2,823,575	$3,898,505	$3,596,876
Add:
Preferred Dividends (“-” indicates potentially anti-dilutive)	-	-	-	-
Income Available to Common Stockholders on Converted Basis	$1,654,141	$2,823,575	$3,898,505	$3,596,876

Original Shares:	25,351,950	24,752,802	25,351,950	24,752,802
Additions from Actual Events
- Issuance of Common Stock	-	-	-	-
- Addition to Common Stock from Issuance	-	-	-	-
- Addition to Common Stock from Actual Conversion	-	533,100	-	260,315
Basic Weighted Average Shares Outstanding	25,351,950	25,285,902	25,351,950	25,013,117

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock (“-“ indicates potentially anti-dilutive)	-	12,595,531	-	12,595,531
- Conversion of Series B Preferred Stock	6,354,078	715,363	6,354,078	1,253,881
-Exercise of Employee & Director Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding:	31,706,028	39,135,314	31,706,028	38,324,011

Earnings Per Share
- Basic	$0.07	$0.11	$0.15	$0.14
- Diluted	$0.05	$0.08	$0.12	$0.09

Weighted Average Shares Outstanding
- Basic	25,351,950	25,285,902	25,351,950	25,013,1171
- Diluted	31,706,028	39,135,314	31,706,028	38,324,0111

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

20.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating, and Wuhan Sungreen.  Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers.  Wuhan Generating is primarily engaged in the design, manufacture, installation, and service of power generating equipment.  Wuhan Sungreen is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.  Below is a presentation of the Company’s results of operations for the nine months ended September 30, 2010 and 2009 and financial position at September 30, 2010 and December 31, 2009.  The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations				Company,
For the nine months ended	Wuhan	Wuhan	Wuhan	UFG,
September 30, 2010	Blower	Generating	Sungreen	Adjustments	Total
Sales	$41,822,253	$29,717,712	$638,726	$(2,780,479)	$69,398,212
Cost of Sales	(30,806,895)	(23,041,095)	(474,213)	2,780,479	(51,541,724)
Gross Profit	11,015,358	6,676,617	164,513	-	17,856,488

Operating Expenses	(4,383,207)	(849,916)	(551,644)	(961,154)	(6,745,921)

Other Income (Expenses)	(3,794,174)	(576,152)	45,170	(1,343,940)	(5,669,096)

Earnings before Tax	2,837,977	5,250,549	(341,961)	(2,305,094)	5,441,471

Tax	(354,747)	(656,319)	-	-	(1,011,066)

Net Income	$2,483,230	$4,594,230	$(341,961)	$(2,305,094)	$4,430,405

Results of Operations				Company,
For the nine months ended	Wuhan	Wuhan	Wuhan	UFG,
September 30, 2009	Blower	Generating	Sungreen	Adjustments	Total
Sales	$32,272,712	$27,370,131	$306,501	$-	$59,949,344
Cost of Sales	(23,652,193)	(21,342,999)	(217,940)	-	(45,213,132)
Gross Profit	8,620,519	6,027,132	88,561	-	14,736,212

Operating Expenses	(4,503,343)	(635,582)	(404,770)	(813,949)	(6,357,644)

Other Income (Expenses)	(1,367,252)	(508,399)	(122,345)	(1,154,467)	(3,152,463)

Earnings before Tax	2,749,924	4,883,151	(438,554)	(1,968,416)	5,226,105

Tax	(509,316)	(576,550)	-	-	(1,085,866)

Net Income	$2,240,608	$4,306,601	$(438,554)	$(1,968,416)	$4,140,239

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

Financial Position				Company,
At	Wuhan	Wuhan	Wuhan	UFG,
September 30, 2010	Blower	Generating	Sungreen	Adjustments	Total
Current Assets	$106,378,850	$71,738,802	$1,830,921	$(23,969,337)	$155,979,236
Non Current Assets	57,240,852	24,231,081	23,908,876	(33,187,172)	72,193,637
Total Assets	163,619,702	95,969,883	25,739,797	(57,156,509)	228,172,873

Current Liabilities	66,038,614	48,749,288	1,485,450	(17,861,953)	98,411,399
Non Current Liabilities	15,377,494	4,478,882	-	-	19,856,376
Total Liabilities	81,416,108	53,228,170	1,485,450	(17,861,953)	118,267,775

Net Assets	82,203,594	42,741,713	24,254,347	(39,294,556)	109,905,098

Total Liabilities & Net Assets	$163,619,702	$95,969,883	$25,739,797	$(57,156,509)	$228,172,873

Financial Position				Company,
At	Wuhan	Wuhan	Wuhan	UFG,
December 31, 2009	Blower	Generating	Sungreen	Adjustments	Total
Current Assets	$76,072,289	$58,026,006	$1,606,646	$(26,049,354)	$109,655,587
Non Current Assets	48,160,407	24,738,269	23,774,958	(32,511,993)	64,161,641
Total Assets	124,232,696	82,764,275	25,381,604	(58,561,347)	173,817,228

Current Liabilities	46,177,178	45,457,059	1,279,778	(21,760,479)	71,153,536
Total Liabilities	46,177,178	45,457,059	1,279,778	(21,760,479)	71,153,536

Net Assets	78,055,518	37,307,216	24,101,826	(36,800,868)	102,663,692

Total Liabilities & Net Assets	$124,232,696	$82,764,275	$25,381,604	$(58,561,347)	$173,817,228

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009
And for the three and nine months ended September 30, 2010 and 2009
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

On November 30, 2007, 40,000 stock options were awarded to two independent directors. These awards have fully vested.

On January 2, 2008, 40,000 stock options were awarded to two independent directors. These awards have fully vested.

For the nine months ended September 30, 2010 and year ended December 31, 2009, the Company recorded $31,678 and $0 of stock compensation expense, respectively.  For the nine months ended September 30, 2010, 160,000 stock options were awarded to the four independent directors for service during 2009 and 2010. The 160,000 stock options vest in four equal installments beginning on June 10, 2010 and every three months thereafter.

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

The Company is subject to the concentration of supply risk because it contracted with a single vendor, Hubei Gongchuang Real Estate Co., Ltd. to perform all of the construction of its two campuses detailed in Note 9 - Property, Plant and Equipment.

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of September 30, 2010 and December 31, 2009, and the related statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP

San Mateo, California	Samuel H. Wong & Co., LLP
November 1, 2010	Certified Public Accountants

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results for the three and nine month periods ended September 30, 2010 and 2009 and the financial condition at September 30, 2010.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Sales.  Sales increased $4.04 million, or 16.33%, to $28.76 million for the three months ended September 30, 2010 from $24.72 million for the same period in 2009.  This increase was mainly attributable to the general economic recovery in 2010 as compared to the same period in 2009.

Cost of Sales.  Our cost of sales increased $2.82 million, or 15.77%, to $20.67 million for the three months ended September 30, 2010 from $17.86 million during the same period in 2009.  This increase was primarily attributable to our increase in sales.  As a percentage of sales, the cost of sales was 71.88% during the three months ended September 30, 2010 compared to 72.23% in the same period of 2009.  This decrease as a percentage of sales was due to better cost controls despite increased market competition.

Gross Profit.  Our gross profit increased $1.22 million, or 17.79%, to $8.09 million for the three months ended September 30, 2010 from $6.86 million for the same period in 2009.  Gross profit as a percentage of sales was 28.12% for the three months ended September 30, 2010 compared to 27.77% during the same period in 2009.

Selling Expenses.  Our selling expenses decreased approximately $447,916, or 58.96%, to approximately $311,836 for the three months ended September 30, 2010 from approximately $759,752 for the same period in 2009.  As a percentage of sales, selling expenses were 1.08% for the three months ended September 30, 2010 compared to 3.07% for the same period in 2009.  This decrease was primarily attributable to a decrease in the payment of sales commissions as a result of slower collection rates with respect to our accounts receivable.

General and Administrative Expenses.  Our general and administrative expenses increased approximately $2.00 million, or 136.47%, to $3.46 million for the three months ended September 30, 2010 from approximately $1.46 million for the same period in 2009.  As a percentage of sales, general and administrative expenses were 12.04% for the three months ended September 30, 2010 compared to 5.92% for the same period in 2009.  This increase as a percentage of sales was primarily attributable to an increase in legal fees, auditor fees and a management and consultancy fee incurred in connection with the early termination of the Standard Chartered Loan Agreement.

Warranty Expense.  Our warranty expense increased to approximately $231,843 for the three months ended September 30, 2010 from approximately $178,610 for the same period in 2009.  As a percentage of sales, warranty expense was 0.81% for the three months ended September 30, 2010 compared to 0.72% for the same period in 2009.

Operating Income.  Our operating income decreased $0.38 million, or 8.57%, to $4.08 million for the three months ended September 30, 2010 from $4.46 million for the same period in 2009.  As a percentage of sales, operating income was 14.19% for the three months ended September 30, 2010 compared to 18.05% for the same period in 2009.  This decrease as a percentage of sales was primarily attributable to our increase in general & administration expenses mentioned above.

Interest Income.  Our interest income decreased to approximately $75,307 for the three months ended September 30, 2010 from approximately $288,862 for the same period in 2009.  This decrease was due to our decrease in bank deposits during the period.

Interest Expense.  Our interest expense increased approximately $0.54 million, or 41.99%, to approximately $1.81 million for the three months ended September 30, 2010 from approximately $1.28 million for the same period in 2009.  This increase was due to a significant increase in our bank loans and a financing consultancy fee in connection with the Company’s loan agreement with Standard Chartered Bank.

Income Tax.  The Company’s income tax liability was approximately $543,384 for the three months ended September 30, 2010 compared to $586,053 for the same period in 2009.

Net Income.  Net income decreased approximately $1.18 million, or 39.09%, to approximately $1.83 million during the three months ended September 30, 2010 from approximately $3.01 million during the same period in 2009, as a result of the factors described above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Sales.  Sales increased $9.45 million, or 15.76%, to $69.40 million for the nine months ended September 30, 2010 from $59.95 million for the same period in 2009. This increase was mainly attributable to the general economic recovery in 2010 as compared to the same period in 2009.

Cost of Sales.  Our cost of sales increased $6.33 million, or 14.00%, to $51.54 million for the nine months ended September 30, 2010 from $45.21 million during the same period in 2009.  As a percentage of sales, the cost of sales was 74.27% during the nine months ended September 30, 2010 compared to 75.42% in the same period of 2009.  This decrease as a percentage of sales was primarily attributable to more efficient production of scale.

Gross Profit.  Our gross profit increased $3.12 million, or 21.17%, to $17.86 million for the nine months ended September 30, 2010 from $14.74 million for the same period in 2009.  Gross profit as a percentage of sales was 25.73% for the nine months ended September 30, 2010 compared to 24.58% during the same period in 2009.

Selling Expenses.  Our selling expenses decreased approximately $499,924, or 33.78%, to approximately $979,818 for the nine months ended September 30, 2010 from approximately $1,479,742 for the same period in 2009.  As a percentage of sales, selling expenses were 1.41% for the nine months ended September 30, 2010 compared to 2.47% for the same period in 2009.  This decrease as a percentage of sales was primarily attributable to fewer commissions paid out in connection with our sales.

General and Administrative Expenses.  Our general and administrative expenses increased approximately $0.76 million, or 17.34%, to $5.16 million for the nine months ended September 30, 2010 from $4.40 million for the same period in 2009.  As a percentage of sales, general and administrative expenses were 7.43% for the nine months ended September 30, 2010 compared to 7.33% for the same period in 2009.  This increase as a percentage of sales was primarily attributable to the expenses related to the early termination of the Standard Chartered Bank Loan in the current year.

Warranty Expense.  Our warranty expense increased to approximately $608,393 for the nine months ended September 30, 2010 from approximately $482,346 for the same period in 2009. As a percentage of sales, warranty expense was 0.88% for the nine months ended September 30, 2010 compared to 0.80% for the same period in 2009.

Operating Income.  Our operating income increased $2.73 million, or 32.61%, to $11.11 million for the nine months ended September 30, 2010 from $8.38 million for the same period in 2009.  As a percentage of sales, operating income was 16.01% for the nine months ended September 30, 2010 compared to 13.98% for the same period in 2009. This increase as a percentage of sales was primarily attributable to increase in sales over expenses.

Interest Income.  Our interest income decreased to approximately $101,374 for the nine months ended September 30, 2010 from approximately $494,258 for the same period in 2009.  This decrease was due to a decrease in bank deposits.

Interest Expense.  Our interest expense increased approximately $3.37 million, or 131.12%, to approximately $5.95 million for the nine months ended September 30, 2010 from approximately $2.57 million for the same period in 2009.  This increase was due to the significant increase in bridge loans, related interest expenses and a one-time financing consultancy fee in connection with the Company’s loan agreement with Standard Chartered Bank.

Income Tax.  Our income tax liability for the nine months ended September 30, 2010 was $1.01 million compared to $1.09 million for the same period in 2009.  Two of the Company’s subsidiaries, Wuhan Blower and Wuhan Generating, were subject to 12.5% PRC income tax during the nine months ended September 30, 2010 and September 30, 2009.  Wuhan Sungreen was in a loss position and consequently did not incur any tax liability. Wuhan General did not incur any U.S. income tax liability during the nine months ended September 30, 2010 and September 30, 2009.

Net Income.  Net income increased $0.29 million, or 7.01%, to $4.43 million during the nine months ended September 30, 2010 from $4.14 million during the same period in 2009, as a result of the factors described above.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities and the development of our new industrial parts and machinery equipment business.  We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions.  As of September 30, 2010, we had cash and cash equivalents of $39.80 million, including restricted cash of $9.37 million.  Our cash at September 30, 2010 included $36.22 million that we received from our new loan facility from Hankou Bank Company Limited, Wuhan Branch (“Hankou Bank”).  To date, we have used proceeds from the Hankou Bank loan facility to repay all amounts owed under our loan facility with Standard Chartered Bank (China) Limited, Guangzhou Branch (“Standard Chartered Bank”) and fund our ongoing construction projects.  Following this repayment, our loan facility with Standard Chartered Bank was terminated.

As discussed above, for the nine months ended September 30, 2010, our sales increased 15.76% compared to the same period in 2009.  The collection of our accounts receivable and other receivables is important to solidifying our liquidity position. Although we are still experiencing some payment delays, we continue to focus on the collection of accounts receivable.  Our accounts receivable ratio decreased to 198 days at September 30, 2010, compared to 209 days at December 31, 2009.  Our working capital for the quarter ended September 30, 2010 was sufficient primarily due to our continuing efforts to collect on our accounts receivable and the additional funding we obtained from the Hankou Bank loan facility.

On June 28, 2010, we closed a new loan facility with Hankou Bank.  This loan facility will provide up to RMB 320,000,000 (approximately $47 million) in secured debt financing.  As described in more detail below, the proceeds received to date from this new loan facility have been used to repay our existing bank loans and notes and fund our ongoing construction projects.  In addition, the loan proceeds should allow us to use our operating income to fund our working capital needs.

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

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. Pursuant to the Company’s accounting policies, the allowance for doubtful accounts is determined by applying a rate of five percent on outstanding accounts receivable. In addition, the Company uses a specific review process to determine if any additional allowances for doubtful accounts are required. Bad debts are charged against the allowance when outstanding accounts receivable have been determined to be uncollectible. We provide for bad debts principally based upon the aging of accounts receivable, the collectability of specific customer accounts, our experience in the collection of bad debts and the general condition of the industry.

Accounts receivable decreased from approximately $53.96 million to $50.28 million from December 31, 2009 to September 30, 2010.  We are still experiencing difficulty collecting debts from our customers. We continue to focus on collecting outstanding accounts receivable in a timely manner while monitoring the financial positions of our customers to avoid unnecessary delay of payments.

The allowance for bad debt provided in accordance with the Company’s accounting policy was approximately $3.13 million at September 30, 2010. The Company applied a rate of 5% on outstanding accounts receivable, which results in an allowance of $1.08 million. The Company made an assessment of its outstanding receivables and provided a specific write off during the quarter ended September 30, 2010 of approximately $792,173 to reflect actual unrecoverable amounts.

We will continue to employ additional resources in collecting on outstanding accounts receivable and have aligned more closely our sales commission structure with the collection on sales.  The Company generally experiences a longer collection period with respect to its turbine customers compared to its blower customers due to the longer installation period needed for the turbines.

At September 30, 2010, we had approximately $9.80 million in other receivables, which is an increase of approximately $5.11 million compared to the balance at December 31, 2009.

We also had advances to suppliers of approximately $35.23 million at September 30, 2010, which increased by $10.62 million compared to the balance at December 31, 2009.  The increase was mainly due to significant advance payments made to suppliers for purchasing equipment and materials that are scheduled to be furnished and put into use in the next quarter of this year.  We typically need to place a deposit in advance with our suppliers on a portion of the purchase price, and for some suppliers, we must maintain a deposit for future orders.

We had inventory turnover of 3.4 times and 2.9 times for the nine months ended September 30, 2010 and September 30, 2009, respectively.  We calculate inventory turnover as sales divided by average inventory.  Inventory increased approximately $1.89 million in raw materials, decreased approximately $3.42 million in work in progress, and increased approximately $588,888 in finished goods for the nine months ended September 30, 2010.  The raw materials increase resulted from the Company’s effort to increase stock levels in order to meet growing demand in the coming quarters.

Net cash provided by operating activities for the nine months ended September 30, 2010 was approximately $5.36 million, as compared to an approximately $3.79 million shortfall in the same period in 2009. This change was primarily due to an increase in collections of accounts receivable.

Net cash consumed by investing activities for the nine months ended September 30, 2010 was approximately $11.75 million, as compared to approximately $4.40 million generated in the same period in 2009.  This change was mainly a result of an increase in restricted cash and an increase in the amount we invested in our construction projects for plant and equipment costs.

Net cash provided by financing activities for the nine months ended September 30, 2010 was approximately $33.40 million, as compared to an approximately $2.66 million shortfall in the same period in 2009.  This change was primarily due to an increase in proceeds from bank loans, partially offset by the repayment of debt.

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

Bank Loans and Notes Generally

As of September 30, 2010, we had bank loans and debt from other non-bank entities totaling approximately $80.89 million (based on an exchange rate of 6.6981 RMB per 1 U.S. dollar).  The Company had $11.70 million available under its bank facilities and loan facilities as of September 30, 2010. The Company will be eligible to draw on these additional funds if the Company satisfies certain requirements under its Loan Agreement with Hankou Bank.  Information regarding these loans and notes is set forth below in U.S. dollars.

Short Term Bank Loans and Notes
Subsidiary	Type	Name of Creditor	Due Date	Interest Rate Per Annum	At September 30, 2010	At December 31, 2009
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	-	$3,656,467
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	-	804,423
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	-	1,608,846
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	-	7,312,935
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	5.31%	-	833,675
Wuhan Blower	Bank Loans	Standard Chartered Bank	12/16/2013	9.40%	-	7,094,145
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	$19,050,178	-
Wuhan Blower	Bank Loans	Hankou Bank	7/27/2011	5.31%	5,971,843	-
Wuhan Blower	Bank Loans	Hankou Bank	9/30/2011	4.43%	746,480	-
Wuhan Blower	Bank Loans	Hubei Zhongjing Credit Co., Ltd.	12/28/2010	4.80%	1,080,530	-
Wuhan Blower	Bank Loans	Wuhan Kangfuman Investment Limited	12/05/2010	4.43%	298,592	-
Subtotal					$27,147,623	$21,310,491

Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010		-	$1,828,234
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010		-	417,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010		-	1,462,587
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010		-	731,294
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010		-	892,178
Subtotal					-	$5,331,340

Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	-	$1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	**1,462,587
Wuhan Generating	Bank Loans	Standard Chartered Bank	12/17/2012	9.40%	-	2,925,714
Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	$1,492,961	-
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.31%	4,478,882	-
Wuhan Generating	Bank Loans	Xingye Bank	4/27/2011	6.37%	8,957,764	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/19/2011	5.31%	1,492,961	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/22/2011	5.31%	6,419,730	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/26/2011	5.31%	1,194,369	-
Subtotal					$24,036,667	$7,313,475

Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010		-		$1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010		-		1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010		-		1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010		-		1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010		-		1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010		-		530,188
Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010		-		917,773
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		-		3,948,985
Wuhan Generating	Notes Payable	Hankou Bank	10/22/2010		$895,776		-
Wuhan Generating	Notes Payable	Hankou Bank	10/27/2010		597,185		-
Wu han Generating	Notes Payable	Pudong Development Bank	11/27/2010		8,211,285		-
Subtotal					$9,704,246		$12,709,881

Wuhan Sungreen	Notes Payable	Various vendors and individuals	On Demand		$143,324	$	*93,066
Subtotal					$143,324		$93,066
Total of Short Term Bank Loans and Notes					$61,031,860		$46,758,253

Long Term Bank Loans

Wuhan Blower	Long Term Loan	China Construction Bank	7/1/2012	5.40%	$3,135,217		-
Wuhan Blower	Long Term Loan	Agricultural Bank of China	6/20/2012	5.40%	2,538,033		-
Wuhan Blower	Long Term Loan	Agricultural Bank of China	8/17/2012	5.40%	4,478,882		-
Wuhan Blower	Long Term Loan	Agricultural Bank of China	9/16/2012	5.40%	5,225,362		-
Subtotal					$15,377,494		-

Wuhan Generating	Long Term Loan	Hankou Bank	9/30/2013	5.60%	$4,478,882		-
Subtotal					4,478,882		-
Total of Long Term Loan					$19,856,376		-

We plan to either repay this debt as it matures or refinance this debt with other debt.  As described in more detail below, our Chinese operating subsidiaries obtained a loan facility with Hankou Bank for up to RMB 320,000,000 (approximately $47 million).  To date, we have used the installments that we have received under this loan facility to repay our prior bank debt with Standard Chartered Bank and to fund our operating activities as well as our ongoing construction projects.

Loan Facilities with Hankou Bank

On June 28, 2010, Wuhan Blower, Wuhan Generating and Wuhan Sungreen (collectively, the “Borrowers”), entered into a Loan Facility Agreement with Hankou Bank for a loan facility totaling RMB 320,000,000 (approximately $47 million) in secured debt financing.  The Borrowers, upon application, may access this loan facility from June 28, 2010 to June 28, 2013.  Pursuant to certain Financial Consulting Service Agreements entered into between the Borrowers and Hankou Bank, dated June 29, 2010, the Borrowers must pay financial consultancy fees that aggregate to approximately RMB 2.84 million (approximately $417,000) in connection with the bank loan facility with Hankou Bank.

Under this loan facility, Wuhan Generating entered into a Loan Agreement with Hankou Bank for a short-term loan for RMB 30,000,000 (approximately $4.41 million) on June 29, 2010.  On the same date, Wuhan Blower entered into a Loan Agreement with Hankou Bank for a short-term loan for RMB 127,600,000 (approximately $18.75 million).  These short-term loans were obtained for the purpose of repaying the Borrowers’ debt with Standard Chartered Bank.  These short-term loans mature on June 29, 2011 and have a floating rate that is currently at 5.31% per annum.  If either Wuhan Generating or Wuhan Blower fails to make timely payments on these loans, then it will be subject to a penalty rate of 150% of the effective interest rate.  In addition, Wuhan Generating and Wuhan Blower are subject to a penalty rate of the effective interest rate plus 100% if they fail to use the loan for the agreed upon purpose.  Upon Hankou Bank’s request, Wuhan Generating and Wuhan Blower must provide copies of financial statements and other requested information.  If Wuhan Generating or Wuhan Blower breach the terms of the short-term loan, among other rights, Hankou Bank may charge compound interest and penalty interest, accelerate the maturity date of the loan and withhold or deduct such amounts from Wuhan Generating’s or Wuhan Blower’s other accounts with Hankou Bank.  These short-term loans are subject to an early repayment fee.

On July 27, 2010, Wuhan Blower executed a Loan Agreement for a short-term loan for RMB 40,000,000 (approximately $5.89 million) under its loan facility with Hankou Bank.  This short-term loan was obtained for working capital purposes.  This short-term loan matures on July 28, 2011 and has a floating interest rate that is currently at 5.31%.  If Wuhan Blower fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate.  In addition, Wuhan Blower is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose.  Upon Hankou Bank’s request, Wuhan Blower must provide copies of financial statements and other requested information.  If Wuhan Blower breaches the terms of the short-term loan, among other rights, Hankou Bank may charge compound interest and penalty interest, accelerate the maturity date of the loan and withhold or deduct such amounts from Wuhan Blower’s other accounts with Hankou Bank.  This short-term loan is subject to an early repayment fee.

The obligations under the Loan Facility Agreement and Loan Agreements with Hankou Bank are secured by the real property of the Borrowers and guaranteed by Wuhan Blower and Wuhan Sungreen.  The Loan Facility Agreement and the Loan Agreements are governed by the laws of the People’s Republic of China.

As of September 30, 2010, the Company had received approximately $36.22 million under the term loan facility with Hankou Bank.  We have used this amount to repay the bank loans with Standard Chartered Bank and to fund our ongoing construction projects.

The foregoing is only a summary of the agreements and is qualified by the exact terms of the Loan Facility Agreement, the Loan Agreements and the Financial Consulting Service Agreements, which were filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 22, 2010.

Loan Facilities with Standard Chartered Bank

On July 13, 2010, the Borrowers entered into an Early Loan Repayment and Termination Agreement, as supplemented, with Standard Chartered Bank (the “Termination Agreement”) to repay all amounts owed to Standard Chartered Bank and terminate the Loan Agreement and Financing Letter with Standard Chartered Bank.  Pursuant to the Termination Agreement, the Borrowers agreed to repay Standard Chartered Bank a total amount of RMB 157.6 million (approximately $23.24 million) in principal under the Loan Agreement, and a total amount of RMB 21.8 million (approximately $3.21 million) in principal under the Financing Letter for a bank note payable.  In addition, the Borrowers agreed to pay, in consideration of the early repayment of the loan, approximately RMB 8.16 million (approximately $1.20 million) for loss on interest revenue to Standard Chartered Bank and for penalty charges.  The Borrowers also agreed to pay RMB 263,713 (approximately $39,000) in legal fees to King & Wood Law Firm and RMB 295,820 (approximately $44,000) in auditing service fees to PricewaterhouseCoopers LLP.  The Borrowers previously paid Standard Chartered Bank and its affiliates a consulting fee of RMB 12.61 million (approximately $1.86 million) in connection with its financing.  Under the Termination Agreement, Standard Chartered Bank agreed to refund approximately RMB 8.16 million (approximately $1.20 million) to the Borrowers for various fees paid, if the Borrowers fully satisfy their debt with Standard Chartered Bank.  As of July 15, 2010, the Borrowers fully repaid their debt under the Loan Agreement with Standard Chartered Bank of RMB 157.6 million (approximately $23.24 million) in principal and RMB 1,145,905 (approximately $169,000) in interest.  As of August 16, 2010, the Borrowers fully repaid their bank note payable under the Financing Letter of RMB 21.8 million (approximately $3.21 million) in principal and approximately RMB 380,380 (approximately $56,000) in interest.

The foregoing summary of the Termination Agreement is qualified in its entirety by the exact terms of the Termination Agreement, which was filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on October 22, 2010.  The Loan Agreement with Standard Chartered Bank, and a summary of its material terms, was filed on a Current Report on Form 8-K with the SEC on November 16, 2009.

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

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale. The Company considers annually whether these assets are impaired. The Company makes its determinations based on various factors that impact those assets. For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future. Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company. Equipment used for production, which undergo regular maintenance, are assessed annually. The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company. Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

Exchange Rates	9/30/2010	12/31/2009	9/30/2009
Period end RMB: U.S.$ exchange rate	6.6981	6.83720	6.8376
Average period RMB: U.S.$ exchange rate	6.8164	6.84088	6.8425

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

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon this evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses.  Therefore, our management concluded that our disclosure controls and procedures were not effective.  We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which are described under Item 9A – “Controls and Procedures - Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, the Company had no significant changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

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

In late 2005, Wuhan Blower reached an understanding with many of the former management members of Wuhan Turbine Works, a business owned by China Chang Jiang Energy Corporation, whereby it would establish a new business utilizing their management and technology to manufacture small to mid-size steam and water turbines. At that time, we began producing turbines in our existing blower manufacturing facilities and in shared facilities. In March 2006, we broke ground on a new turbine manufacturing facility. The construction of the turbine manufacturing facility was completed in 2009 and substantially all of the equipment has been installed with the exception of two large pieces of equipment that are currently being installed.  This installation delay is the result of a delay in the construction of the equipment.  We expect that this equipment will be placed into operation by the end of the fourth quarter of 2010.  We have begun production of turbines from this facility and will expand production once the installation is complete. The manufacture of turbines has become a critical component of our business. However, we have only four years experience manufacturing turbines.

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

Wuhan Sungreen currently produces industrial parts mainly for Wuhan Blower and Wuhan Generating. Because we have no experience in the parts and machinery equipment manufacturing business, we may not be successful in selling these products to third parties. In addition, it is difficult to forecast accurately our future revenues and expenses related to this business. We also have not completed construction of a workshop and other buildings to be used by Wuhan Sungreen.  We expect all construction related to the Wuhan Sungreen manufacturing facility to be completed in 2011.

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

In conjunction with the preparation of this Form 10-Q, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses and therefore were not effective.  For more detailed information regarding our disclosure controls and procedures, see Part I, Item 4T. Controls and Procedures.

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

We have incurred substantial debt to finance our growth. As of September 30, 2010, we had approximately $80.89 million of outstanding bank loans and notes.  This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of September 30, 2010, we had an aggregate amount of $50.28 million in accounts receivable. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected.  The recent economic downturn has resulted in longer payment cycles and increased collection costs.  The economic downturn also may result in higher defaults than we anticipate.

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

As of September 30, 2010, there were 25,101,524 shares of our common stock issuable upon conversion of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

Date:  November 15, 2010

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