Form 10-K/A
period 2009-12-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2011-03-07
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 2)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Page
PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 8. Financial Statements and Supplementary Data.	19

Item 9A. Controls and Procedures.	19

PART IV

Item 15. Exhibits and Financial Statement Schedules.	22

EXPLANATORY NOTE

This Amendment No. 2 (this “Amended Report”) to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Report”) of Wuhan General Group (China), Inc. (the “Company”) is being filed with the Securities and Exchange Commission (the “SEC”) to provide the Company’s amended and restated financial statements for the year ended December 31, 2009 and the comparative year ended December 31, 2008 (the “Restated Financial Statements”).

On March 7, 2011, the Company’s Chief Financial Officer, after consultation with the Company’s Audit Committee, concluded that the Company’s previously filed financial statements included in the Original Report could no longer be relied upon because of errors in such financial statements.  Below is a summary of these errors and the related corrections.

•
The Company reclassified inventory related to the Huangli Project, which is considered a correction of a classification error.  The amount of $2,188,439 was previously classified in construction-in-progress at December 31, 2008.  The Company moved the amount to the inventory account, and it has been subcategorized as raw materials.  The reclassification caused a $2,188,439 decrease in construction in progress from $30,276,011 to $28,087,572 and a corresponding increase of $2,188,439 in the inventory accounts from $8,395,467 to $10,583,906.  The related total of current assets increased from $88,760,427 to $90,948,867 while the total of non-current assets decreased from $66,311,941 to $64,123,502.  Total assets remain unchanged.  The statement of cash flows for the year ended December 31, 2008 was also impacted by the reclassification.  Cash sourced from operating activities were previously overstated, and cash used in investing activities was previously overstated.  The correction of error decreased the cash generated by operating activities by $2,188,439 and also decreased the amount of cash used in investing activities by $2,188,439.  The impact of the restatement was limited to the presentation of the balance sheet and the related statements of cash flows.  There was no related impact to earnings for the year ended December 31, 2008.

•
The Company restated the long term loans outstanding due to Standard Chartered Bank at December 31, 2009 as short term, rather than long term as a result of the Company’s noncompliance with certain loan covenants disclosed in Note 12 Bank Loans and Notes to the Company’s Restated Financial Statements.  The impact of the restatement is limited to the Company’s classification of liabilities on the Company’s Consolidated Balance Sheets and Note 12 Bank Loans and Notes.  As a result of the restatement, the short term balance increased from $35,276,347 to $46,758,253 while the corresponding long term loans decreased from $11,481,906 to $0.  The Company’s current liabilities increased from $59,671,630 to $71,153,536.  The Company’s long term liabilities decreased from $11,481,906 to $0.  The Company’s total liabilities remain unchanged.

•
The Company restated its diluted earnings per share for the year ended December 31, 2008, as a correction of error.  The Company previously reported diluted earnings per share of $0.26 based on the assumption that the constructive preferred dividend related to the issuance of Series B Convertible Preferred Stock during the year should not be added back to “net income available to common stockholders” to arrive at “income available to common stockholders on a converted basis” for the purposes of computing the diluted earnings per share.  The Company assumed that even if the holders of the Series B Convertible Preferred Stock had converted their preferred stock using the “as-if” method the constructive preferred dividend would not be made available to common stockholders because the constructive preferred dividend was charged immediately upon the issuance of the Series B Convertible Preferred Stock.  The Company later determined that this treatment was erroneous.  Therefore, the Company revised the calculation of the “income available to common stockholders on a converted basis” to include the constructive preferred dividend.  As a result of the restatement, the Company’s diluted earnings per share increased to $0.34 per share.  For detailed computations, see Note 18 Earnings Per Share to the Restated Financial Statements.

- ii -

•
The Company restated its statements of cash flow for the year ended December 31, 2008.  The change is related to the purchase of Sukong Assets as detailed in Note 1 Organization and Principal Activities to the Restated Financial Statements.  The purchase was previously presented as an all cash transaction.  The restated presentation shows that a significant portion of the total purchase price was a non-cash transaction where the Company transferred certain advances to suppliers and receivables without recourse valued at $20,064,965 to the seller in exchange for the Sukong Assets.  The Company did not make any adjustment to its general ledger accounts.  The restatement was limited to the presentation of the statement of cash flows.  Net cash sourced from operations was previously $16,776,026.  The restated presentation shows net cash used in operations is $5,477,378.  The net cash used in investing activities was previously $39,087,376.  The restated presentation shows cash used in investing activities as $16,833,972.  The restated figures in the statement of cash flows are primarily attributable to the effect of the non-cash purchase of Sukong assets; however, a small portion of the difference is attributable to the restatement of the inventory and construction in progress account as detailed in Note 23 Restatement of Inventory and Construction in Progress in the Restated Financial Statements.  The Company’s earnings for the year ended December 31, 2008 were unaffected by the change in presentation caused by the non-cash investing activity related to both the non-cash purchase of the Sukong Assets and the restatement of inventory and construction in progress.

No changes have been made to the Original Report other than the amendment and restatement of Items 7, 8, 9A and 15.  This Amended Report does not include any items that were not affected by the amendment and restatement.  Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.  Accordingly, this Amended Report should be read in conjunction with the Original Report.

Unless the context requires otherwise, references to “we,” “us,” “our,” “Wuhan General” and the “Company” refer specifically to Wuhan General Group (China), Inc. and its subsidiaries.

- iii -

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this Amended Report includes some statements that are not purely historical fact and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, available liquidity, ability to refinance outstanding debt, ability to collect on our accounts receivable, completion of our turbine manufacturing facility on our main Wuhan campus and workshop and related facilities of Wuhan Sungreen Environment Protection Equipment Co., Ltd., the development of our industrial parts and machinery equipment business and growth of our businesses.  The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

The forward-looking statements contained in this Amended Report are based on our current expectations and beliefs concerning future developments.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	vulnerability of our business to general economic downturn;
•	our ability to obtain financing on favorable terms;
•	our ability to comply with the covenants and other terms of our loan agreements with Standard Chartered Bank (China) Limited, Guangzhou Branch;
•	establishing our business segment relating to industrial parts and machinery equipment;
•	operating in the PRC generally and the potential for changes in the laws of the PRC that affect our operations including tax law;
•	remediating material weaknesses in our internal control over financial reporting;
•	our failure to meet or timely meet contractual performance standards and schedules;
•	our dependence on the steel and iron markets;
•	exposure to product liability and defect claims;
•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;
•	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and
•	the other factors described in the Original Report and in this Amended Report.

These risks and uncertainties, along with others, are also described in the Risk Factors section in Part I, Item 1A of the Original Report and in our other SEC filings.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

- iv -

PART II

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

Interest Expense. Our interest expense increased to approximately $3.20 million in 2009 from approximately $1.99 million in 2008.   This increase was primarily due to an increase in bank borrowings to approximately $46.76 million at December 31, 2009 from approximately $36.63 million at 2008.  Moreover, additional interest of approximately $555,484 relating to bridge loan and a fee of approximately $58,572 relating to a loan arrangement was incurred in 2009.  As a percentage of sales, interest expense was 3.44% in 2009 and 1.68% in 2008.

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

Accounts receivable increased from $41.5 million to $54.0 million from December 31, 2008 to December 31, 2009. The allowance for bad debt provided in accordance with the Company’s accounting policy was $2.8 million at December 31, 2009. The Company applied a rate of 5% on outstanding accounts receivable, which results in an allowance of $1.6 million. The number of days that sales were outstanding increased in 2009 when compared to 2008; so, the Company made an assessment of its outstanding receivables and provided a specific write off during the year in the amount of $1.9 million to reflect actual unrecoverable amounts. Although the Company’s results of operations were adversely impacted by the global economic slowdown in 2008 and in the first half of 2009, the Company is experiencing a recovery and it believes that its customers will make payments on their outstanding balances.

In order to manage this increase in accounts receivable, we have employed additional resources in collecting on outstanding accounts receivable and have aligned more closely sales commissions with the collection on sales. The accounts receivable balance increased by $12.48 million, with a corresponding increase in days sales outstanding of 93 days, at December 31, 2009 compared to December 31, 2008.  This increase resulted primarily from delayed payments from our major customers.  Our major customers, particularly state-owned steel companies and power generating companies, delayed their payments to the Company due to the economic slow down and the resulting restrictions on their cash.  This resulted in a significant increase in days sales outstanding for our accounts receivable.  In addition, most of our major customers demanded lower prepayments and progress billings and longer payment terms.  All of these factors negatively affected the Company’s operating cash flow.

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

					Restated	Original
				Interest	At	At	At
				Rate Per	December 31,	December 31,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2009	2009	2008
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/20/2009	8.96%	—	—	729,479
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/22/2009	8.96%	—	—	729,479
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/25/2009	8.96%	—	—	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/27/2009	8.96%	—	—	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/29/2009	8.96%	—	—	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/4/2009	8.96%	—	—	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/23/2009	8.96%	—	—	583,584
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/26/2009	8.96%	—	—	1,167,168
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/24/2009	8.96%	—	—	1,167,168
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	3,656,467	3,656,467	—
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	804,423	804,423	—
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	1,608,846	1,608,846	—
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	7,312,935	7,312,935	—
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	4.43%	833,675	833,675	—
Wuhan Blower	Bank Loans	Standard Chartered Bank****	On Demand	9.40%	7,094,145	—	—
Subtotal					21,310,491	14,216,346	7,294,798

Wuhan Blower	Notes Payable	China Minsheng Banking Corp., Ltd.	1/22/2009		—	—	1,458,959
Wuhan Blower	Notes Payable	Citic Industrial Bank	3/27/2009		—	—	3,647,399
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		—	—	1,313,064
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	3/2/2009		—	—	1,750,751
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		—	—	1,313,064
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/10/2009		—	—	579,761
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/18/2009		—	—	744,069
Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010		1,828,234	1,828,234	—
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010		417,047	417,047	—
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010		1,462,587	1,462,587	—
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010		731,294	731,294	—
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010		892,178	892,178	—
subtotal					5,331,340	5,331,340	10,807,067

Wuhan Generating	Bank Loans	Citic Industrial Bank	3/2/2009	8.22%	—	—	2,917,919
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	1/7/2009	7.47%	—	—	1,458,959
Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	1,462,587	1,462,587	—
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	1,462,587	1,462,587	—
Wuhan Generating	Bank Loans	Bank of Communications*	12/23/2010	5.67%	1,462,587	1,462,587	1,458,959
Wuhan Generating	Bank Loans	Standard Chartered Bank***	On Demand	9.40%	2,925,174	—	—
subtotal					7,312,935	4,387,761	5,835,837

Wuhan Generating	Long Term Loan	Standard Chartered Bank***	12/17/2012	9.40%	—	2,925,714	—

Wuhan Blower	Long Term Loan	Standard Chartered Bank****	12/16/2013	9.40%	—	7,094,145	—

Wuhan Sungreen	Notes Payable	Various vendors and individuals**	On Demand		93,606	13,066	—

Wuhan Generating	Notes Payable	Bank of Communications	6/26/2009		—	—	2,480,233
Wuhan Generating	Notes Payable	Bank of Communications	1/15/2009		—	—	1,458,958
Wuhan Generating	Notes Payable	Bank of Communications	1/16/2009		—	—	4,376,878
Wuhan Generating	Notes Payable	Bank of Communications	6/24/2009		—	—	4,376,878
Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010		1,462,587	1,462,587	—
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010		1,462,587	1,462,587	—
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010		1,462,587	1,462,587	—
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010		1,462,587	1,462,587	—
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010		1,462,587	1,462,587	—
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010		530,188	530,188	—
Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010		917,773	917,773	—
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		3,948,985	3,948,985	—
subtotal					12,709,881	12,709,881	12,692,947

Total					46,758,253	46,758,253	36,630,649

*The Company has corrected an error in the classification of debts between long term and short term, which appeared in the financial statements included in the Original Report.  The amount related to the loan from Bank of Communications was improperly included in the total for long term loans on the consolidated balance sheet at December 31, 2009 that appeared in the Original Report; however the amount was properly disclosed as current in the notes to the financial statements appearing in the Original Report.  The amount was subsequently refinanced by a loan from Standard Chartered Bank on January 29, 2010.  At December 31, 2008 the loan was properly classified as long term.

**The disclosure of the amount of various notes on demand attributable to Wuhan Sungreen at December 31, 2009 has been revised from $13,066 to $93,066.  The revision is a correction of a typing error.  The total liability amount disclosed on the consolidated balance sheet under the line item Bank Loans and Notes was properly disclosed; however, the details found in Note 12 to the financial statements included in the Original Report contained an error.

***The $2,925,714 bank loan secured from Standard Chartered has been reclassified from long term to short term.  See Note 24 Restatement of Long Term Bank Loans to Short Term in the Restated Financial Statements for a detailed discussion.  The amount of the loan has also been revised to $2,925,174.  The error resulted from two figures being transposed.  This error was immaterial.  The total on the Consolidated Balance Sheet for Bank Loans and Notes in the Original Report was correct; only the disclosure in the line item of Note 12 in the Original Report contained the error.

****The $7,094,145 bank loan secured from Standard Chartered has been reclassified from long term to short term.  See Note 24 Restatement of Long Term Bank Loans to Short Term in the Restated Financial Statements for a detailed discussion.

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

The Loan Agreement contains covenants, which include, among others: limitation on the incurrence of additional indebtedness; limitation on guarantees, liens, investments, sales of assets, mergers, change of control and capital expenditures; and maintenance of specified financial ratios.  So long as any amount is outstanding under the Loans, (1) the Borrowers must maintain a Loan to Value Ratio of 75% through June 2010 and 65% thereafter and (2) Wuhan Blower must maintain (i) a ratio of total debt to EBITDA of less than certain amounts that range from 3.0 to 3.5 during 2009 and 2010 and 2.5 in 2011 and (ii) total revenues must exceed certain amounts that range between RMB 600,000,000 (approximately $87.9 million) to RMB 750,000,000 (approximately $109.9 million) from 2009 through 2011.

The Company was in compliance with all loan covenants as of December 31, 2009, except that the Company did not comply with: (1) the days accounts receivable ratio covenant, and (2) the interest coverage ratio covenant.  The days accounts receivable ratio is calculated by dividing the Company’s 2009 revenue by 360 and then dividing that number into accounts receivable.  At December 31, 2009, the Company’s days account receivable ratio was 209, which was above the maximum of 180 provided in the Standard Chartered loan agreement.  The interest coverage ratio is calculated by dividing the Company’s 2009 earnings before interest, tax, amortization and depreciation by the interest for the year.  At December 31, 2009, the interest coverage ratio was 5.24, which was below the minimum of 6.0.  The Company has requested a waiver from Standard Chartered for this noncompliance.  Based on the Company's conversations with Standard Chartered, the Company does not believe that Standard Chartered will take any adverse action against the Company for noncompliance with these financial covenants.  In any event, the Company reclassified the loans and notes owed to Standard Chartered from long term to short term.  See Note 24 Restatement of Long Term Bank Loans to Short Term to the Restated Financial Statements.

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

In connection with the Loan Agreement, the Borrowers entered into an agreement with Standard Chartered Corporate Advisory Co. (Beijing), Ltd. (the “Advisor”) for certain advisory and management services.  Under this agreement, the Borrowers agreed to pay to the Advisor a management fee of 1% of the net gross revenues of the Borrowers in connection with the Tranche B Loan.  This management fee remains valid and payable until one year after the maturity date of the Loans.  In addition, the Borrowers have agreed to pay to the Advisor an advisory fee of 8% of the Loans. This description of the agreement is qualified in its entirety by reference to the Consulting Service Agreement, which is filed as Exhibit 10.20 to the Original Report.

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

The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of:

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	—	—

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

Item 8.   Financial Statements and Supplementary Data.

The financial statements required by Item 8 are included on pages F-1 to F-40 immediately following the signature page.  As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide supplementary financial data.

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

Based upon this evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. Therefore, our management concluded that our disclosure controls and procedures were not effective.  We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which are described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, the Company implemented the following changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.  In order to improve the skills of our accounting staff, we provided regular training to our accounting staff regarding U.S. GAAP reconciliation and disclosures in financial reports. We began to establish an internal audit department for the Company.  We continued to implement improvements to our internal control over financial reporting following the end of the fourth quarter of 2009.

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
Date:  March 7, 2011
By:  /s/ Qi Ruilong

Name:  Qi Ruilong
Title:  President and Chief Executive Officer
(principal executive officer and duly authorized officer)

By:  /s/ Philip Lo

Name:  Philip Lo
Title:  Chief Financial Officer and Treasurer
  (principal financial and accounting officer)

Wuhan General Group (China), Inc.

Audited Financial Statements

December 31, 2009 and 2008

(Stated in US Dollars)

Wuhan General Group (China), Inc.

Contents	Pages

Report of Registered Independent Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Income	F-4 - F-5

Consolidated Statements of Stockholders’ Equity	F-6 – F-7

Consolidated Statements of Cash Flows	F-8 – F-9

Notes to the Financial Statements	F-10 – F-40

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

As discussed in Note 23 Restatement of Inventory and Construction in Progress to the financial statements, an error resulting in an understatement of previously reported balance of inventory and overstatement of the balance of construction in progress at December 31, 2008 was discovered by the Company’s management during the current year. Accordingly, the 2008 consolidated balance sheet and the related statement of cash flows and Note 6 Inventory and Note 10 Construction in Progress have been restated.

As discussed in Note 24 Restatement of Long Term Bank Loans to Short Term to the financial statements, an error resulting in an overstatement of long term bank loans and an understatement in short term bank loans at December 31, 2009 was discovered by the Company’s management during the current year. Accordingly, the 2009 consolidated balance sheet and related Note 12 Bank Loans and Notes have been restated.

As discussed in Note 25 Restatement of Diluted Earnings Per Share to the financial statements, an error in computing the diluted earnings per share resulting in an understatement in diluted earnings per share for the year ended December 31, 2008 was discovered by the Company’s management during the current year. Accordingly, the 2008 consolidated statement of income and related Note 18 Earnings Per Share have been restated.

As discussed in Note 26 Restatement of the Statements of Cash Flows to the financial statements, an error resulting in an overstatement of cash sourced in operating activities and an overstatement of cash used in investing activities for the year ended December 31, 2008 was discovered by the Company’s management during the current year. Accordingly, the 2008 consolidated statement of cash flows have been restated.

/s/ Samuel H. Wong & Co., LLP

San Mateo, California	Samuel H. Wong & Co., LLP
March 21, 2010	Certified Public Accountants

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At December 31, 2009 and 2008
(Stated in US Dollars)

			Restated	Original	Restated	Original
			At	At	At	At
ASSETS	Note		December 31,	December 31,	December 31,	December 31,
Current Assets			2009	2009	2008	2008
Cash	2	(e)	$407,394	$407,394	$2,817,503	$2,817,503
Restricted Cash	3		7,759,971	7,759,971	13,180,640	13,180,640
Notes Receivable	4		28,520	28,520	—	—
Accounts Receivable	2	(f),5	53,962,201	53,962,201	41,486,856	41,486,856
Other Receivable			4,684,372	4,684,372	1,719,083	1,719,083
Inventory	2	(g),6	15,630,470	15,630,470	10,583,906	8,395,467
Advances to Suppliers			24,616,120	24,616,120	20,274,473	20,274,473
Advances to Employees	7		342,829	342,829	189,516	189,516
Prepaid Expenses			928,629	928,629	92,279	92,279
Prepaid Taxes			546,050	546,050	604,610	604,610
Deferred Tax Asset			749,031	749,031	—	—
Total Current Assets			109,655,587	109,655,587	90,948,867	88,760,427
Non-Current Assets
Real Property Available for Sale			1,103,113	1,103,113	1,100,376	1,100,376
Property, Plant & Equipment, net	2	(h),8	32,908,334	32,908,334	22,274,551	22,274,551
Land Use Rights, net	2	(j),9	12,073,139	12,073,139	12,297,429	12,297,429
Construction in Progress	10		17,864,257	17,864,257	28,087,572	30,276,011
Intangible Assets, net	2	(i),11	212,798	212,798	363,574	363,574
Total Assets			$173,817,228	$173,817,228	$155,072,368	$155,072,368

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Bank Loans & Notes	12, 24		46,758,253	35,276,347	35,171,690	35,171,690
Accounts Payable			8,049,057	8,049,057	8,420,678	8,420,678
Taxes Payable			3,169,948	3,169,948	1,109,548	1,109,548
Other Payable	13		4,228,042	4,228,042	7,708,323	7,708,323
Dividend Payable			727,129	727,129	193,804	193,804
Accrued Liabilities	14		3,524,388	3,524,388	2,805,558	2,805,558
Customer Deposits			4,696,719	4,696,719	4,614,370	4,614,370
Total Current Liabilities	24		71,153,536	59,671,630	60,023,971	60,023,971

Long Term Liabilities
Bank Loans and Notes	12, 24		—	11,481,906	1,458,959	1,458,959
Total Liabilities			71,153,536	71,153,536	61,482,930	61,482,930

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At December 31, 2009 and 2008
(Stated in US Dollars)

			Restated	Original	Restated	Original
			At	At	At	At
Stockholders' Equity	Note		December 31,	December 31,	December 31,	December 31,
			2009	2009	2008	2008
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,241,453 and 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at December 31, 2009 and 2008, respectively	15		624	624	624	624
Additional Paid in Capital - Preferred Stock			8,170,415	8,170,415	8,170,415	8,170,415
Additional Paid in Capital - Warrants			3,484,011	3,484,011	3,687,794	3,687,794
Additional Paid in Capital - Beneficial Conversion Feature			6,371,547	6,371,547	6,371,546	6,371,546
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 and 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at December 31, 2009 and 2008, respectively	15		635	635	635	635
Additional Paid in Capital - Preferred Stock			12,637,158	12,637,158	12,637,158	12,637,158
Additional Paid in Capital - Warrants			2,274,181	2,274,181	2,274,181	2,274,181
Additional Paid in Capital - Beneficial Conversion Feature			4,023,692	4,023,692	4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 25,351,950 and 24,752,802 Shares Issued & Outstanding at December 31, 2009 and 2008, respectively	15		2,536	2,536	2,475	2,475
Additional Paid in Capital			29,793,996	29,793,996	28,436,835	28,436,835
Statutory Reserve	2	(t),16	4,563,592	4,563,592	3,271,511	3,271,511
Retained Earnings			23,477,239	23,477,239	17,034,243	17,034,243
Accumulated Other Comprehensive Income	2	(u)	7,864,066	7,864,066	7,678,329	7,678,329
Total Stockholders' Equity			102,663,692	102,663,692	93,589,438	93,589,438

Total Liabilities & Stockholders' Equity			$173,817,228	$173,817,228	$155,072,368	$155,072,368

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

				Restated	Original
			Year	Year	Year
			ended	ended	ended
	Note		December 31,	December 31,	December 31,
			2009	2008	2008
Sales	2	(l)	$93,079,755	$118,633,833	$118,633,833
Cost of Sales	2	(m)	69,720,627	84,442,278	84,442,278
Gross Profit			23,359,128	34,191,555	34,191,555

Operating Expenses
Selling	2	(n)	1,606,712	3,346,586	3,346,586
General & Administrative	2	(o)	7,595,755	7,753,163	7,753,163
Warranty	2	(v),14	371,764	469,586	469,586
Total Operating Expenses			9,574,231	11,569,335	11,569,335

Operating Income			13,784,897	22,622,220	22,622,220

Other Income (Expenses)
Other Income			226,798	986,678	986,678
Interest Income			341,071	84,525	84,525
Other Expenses			(92,132)	(199,621)	(199,621)
Interest Expense			(3,197,789)	(1,990,477)	(1,990,477)
Stock Penalty for late listing on NASDAQ	15		(1,153,439)	(5,355,233)	(5,355,233)
Total Other Income (Loss) & Expenses			(3,875,491)	(6,474,128)	(6,474,128)

Earnings before Taxes			9,909,406	16,148,092	16,148,092

Income Taxes	2	(s), 17	1,447,200	—	—

Net Income			$8,462,206	$16,148,092	$16,148,092

Preferred Dividends Declared			727,129	927,102	927,102
Series A Constructive Preferred Dividend	22		—	—	—
Series B Constructive Preferred Dividend	22		—	4,032,656	4,032,656
Income Available to Common Stockholders			$7,735,076	$11,188,335	$11,188,335

Earnings Per Share	18, 25
Basic			$0.31	$0.49	$0.49
Diluted	25		$0.22	$0.34	$0.26

Weighted Average Shares Outstanding
Basic			25,176,026	22,675,532	22,675,532
Diluted			37,810,439	47,085,048	47,085,048

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

	Year	Year
	ended	ended
	December 31,	December 31,
	2009	2008
Comprehensive Income
Net Income	$8,462,206	$16,148,092
Other Comprehensive Income
Foreign Currency Translation Adjustment	185,737	4,327,623
Total Comprehensive Income	$8,647,943	$20,475,715

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2009 and 2008
 (Stated in US Dollars)

	Series A Convertible Preferred Stock		Series A Preferred Stock	Series A, J, C Warrants	Beneficial Conversion Feature	Series B Convertible Preferred Stock		Series B Preferred Stock	Series B, JJ Warrants	Beneficial Conversion Feature	Common Stock					Accum -ulated Other
	Shares Out- standing	Amount	Additional Paid in Capital	Additional Paid in Capital	Additional Paid in Capital	Shares Out- standing	Amount	Additional Paid in Capital	Additional Paid in Capital	Additional Paid in Capital	Shares Out- standing	Amount	Additional Paid in Capital	Statutory Reserve	Retained Earnings	Compren -hensive Income	Total
Balance, January 1, 2008	10,287,554	1,029	13,466,990	6,572,334	10,501,982	—	—	—	—	—	19,712,446	1,971	12,349,602	633,771	8,483,648	3,350,706	55,362,033
Issuance of Preferred Stock for Cash				(1,860,866)		6,369,078	637	12,667,526	2,274,181	4,032,657					(4,032,657)		13,081,477
Conversion of Series A Preferred Stock	(4,046,101)	(405)	(5,296,575)		(4,130,436)	(15,000)	(2)	(30,368)		(8,963)	4,061,101	406	9,466,342				—
Issuance of Common Stock from Exercise of Series C Warrants				(150,287)							115,361	12	150,275				—
Stock Option Compensation													227,603				227,603
Issuance of Common Stock for Listing Penalties											863,894	86	5,355,147				5,355,233
Cancellation of Remaining J Warrants				(873,387)									873,387
Net Income															16,148,092		16,148,092
Preferred Dividends Declared															(927,102)		(927,102)
Adjustment of Compensation from Liabilities to Equity													14,479				14,479
Appropriations of Retained Earnings														2,637,740	(2,637,740)		—
Foreign Currency Translation Adjustment																4,327,623	4,327,623
Balance, December 31, 2008	6,241,453	$624	$8,170,415	$3,687,794	$6,371,546	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	24,752,802	$2,475	$28,436,835	$3,271,511	$17,034,243	$7,678,329	$93,589,438

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2009 and 2008 (Stated in US Dollars)

	Series A Convertible Preferred Stock		Series A Preferred Stock	Series A, J, C Warrants	Beneficial Conversion Feature	Series B Convertible Preferred Stock		Series B Preferred Stock	Series B, JJ Warrants	Beneficial Conversion Feature	Common Stock					Accum -ulated Other
	Shares Out- standing	Amount	Additional Paid in Capital	Additional Paid in Capital	Additional Paid in Capital	Shares Out- standing	Amount	Additional Paid in Capital	Additional Paid in Capital	Additional Paid in Capital	Shares Out- standing	Amount	Additional Paid in Capital	Statutory Reserve	Retained Earnings	Compren -hensive Income	Total
Balance, January 1, 2009	6,241,453	$624	$8,170,415	$3,687,794	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	24,752,802	$2,475	$28,436,835	$3,271,511	$17,034,243	$7,678,329	$93,589,438
Penalty Shares Issued											529,787	53	1,153,386				1,153,439
Exercise of C Warrants											69,361	8	(8)				—
Cancellation of Remaining J Warrants				(203,783)									203,783				—
Net Income															8,462,206		8,462,206
Preferred Dividends Declared															(727,129)		(727,129)
Appropriations of Retained Earnings														1,292,081	(1,292,081)		—
Foreign Currency Translation Adjustment																185,737	185,737
Balance, December 31, 2009	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,793,996	$4,563,592	$23,477,239	$7,864,066	$102,663,692

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008
 (Stated in US Dollars)

			(Restated)	(Original)
		12 months	12 months	12 months
		ended	ended	ended
		December 31,	December 31,	December 31,
	Note	2009	2008	2008
Cash Flow from Operating Activities
Cash Received from Customers		$77,692,950	$110,726,349	$110,726,349
Cash Paid to Suppliers & Employees	23, 26	(89,535,620)	(115,284,453)	(93,031,049)
Interest Received		341,071	84,525	84,525
Interest Paid		(3,197,789)	(1,990,477)	(1,990,477)
Taxes Paid		(943,923)	—	—
Miscellaneous Receipts		226,798	986,678	986,678
Cash Sourced/(Used) in Operating Activities	23, 26	(15,416,513)	(5,477,378)	16,776,026

Cash Flows from Investing Activities
Cash Released/(Invested in) Restricted Time Deposits		5,420,669	(4,071,775)	(4,071,775)
Payments for Purchases and Construction of Plant & Equipment	23, 26	(2,498,470)	(2,155,271)	(24,408,675)
Purchases of Land Use Rights		—	(10,606,926)	(10,606,926)
Cash Sourced/(Used) in Investing Activities	23, 26	2,922,199	(16,833,972)	(39,087,376)

Cash Flows from Financing Activities
Proceeds from Issuance of Preferred Stock		—	13,081,477	13,081,477
Proceeds from Bank Loans and Notes		45,299,293	13,594,158	13,594,158
(Repayment of Bank Loans and Notes)		(35,171,690)	(5,096,172)	(5,096,172)
Dividends Paid		(193,804)	(1,632,173)	(1,632,173)
Cash Sourced/(Used) in Financing Activities		9,933,799	19,947,290	19,947,290

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period		(2,560,515)	(2,364,060)	(2,364,060)

Effect of Currency Translation		150,406	4,188,598	4,188,598

Cash & Cash Equivalents at Beginning of Period		2,817,503	992,965	992,965

Cash & Cash Equivalents at End of Period		$407,394	$2,817,503	$2,817,503

Non-Cash Investing Activity:
Purchase of Sukong Asset through Hubei Gong Chuang Real Estate Co., Ltd.	23, 26	—	20,064,965	—
Non-Cash Financing Activity:
Constructive Preferred Stock Dividend		—	4,032,656	4,032,656

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008
 (Stated in US Dollars)

		(Restated)	(Original)
	12 months	12 months	12 months
	ended	ended	ended
	December 31,	December 31,	December 31,
	2009	2008	2008
Net Income	$8,462,206	$16,148,092	$16,148,092

Adjustments to Reconcile Net Income to
Net Cash Provided by / <Used in> Operating Activities :

Non-Cash Purchase of Sukong Assets	—	(20,064,965)	—
Reclassification of prior period stock compensation from liability to equity	—	14,479	14,479
Stock Penalties	1,153,439	5,355,233	5,355,233
Stock Compensation	—	227,603	227,603
Amortization	407,659	190,192	190,192
Depreciation	2,088,002	2,157,143	2,157,143
Decrease/(Increase) in Notes Receivable	(28,520)	1,865,491	1,865,491
Decrease/(Increase) in Accounts Receivable	(12,475,345)	(9,611,445)	(9,611,445)
Decrease/(Increase) in Other Receivable	(2,965,288)	258,563	258,563
Decrease/(Increase) in Inventory	(5,046,563)	(2,687,946)	(499,507)
Decrease/(Increase) in Advances to Suppliers	(4,341,647)	(7,531,343)	(7,531,343)
Decrease/(Increase) in Advances to Employees	(153,313)	(51,096)	(51,096)
Decrease/(Increase) in Prepaid Expenses	(836,350)	(92,279)	(92,279)
Decrease/(Increase) in Prepaid Taxes	58,560	(347,057)	(347,057)
Decrease/(Increase) in Deferred Tax Asset	(749,031)	—	—
Increase/(Decrease) in Accounts Payable	(371,621)	3,673,380	3,673,380
Increase/(Decrease) in Taxes Payable	2,060,400	66,165	66,165
Increase/(Decrease) in Other Payable	(3,538,783)	4,570,747	4,570,748
Increase/(Decrease) in Related Party Payable	58,503	—	—
Increase/(Decrease) in Accrued Liabilities	718,830	801,759	801,759
Increase/(Decrease) in Customer Deposits	82,349	(420,094)	(420,094)

Total of all adjustments	(23,878,719)	(21,625,470)	627,934

Net Cash Provided by Operating Activities	$(15,416,513)	$(5,477,378)	$16,776,026

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

The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of:

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	—	—

(t)	Statutory Reserve

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

4.	NOTES RECEIVABLE

	At	At
	December 31,	December 31,
	2009	2008
Notes Receivable	$28,520	$—
Less: Allowance for Bad Debts	—	—
	$28,520	$—

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

5.	ACCOUNTS RECEIVABLE

	At	At
	December 31,	December 31,
	2009	2008

Total Accounts Receivable-Trade	$56,802,317	$44,619,549
Less: Allowance for Bad Debt	(2,840,116)	(3,132,693)
	$53,962,201	$41,486,856

Allowance for Bad Debts
Beginning Balance	$(3,132,693)	$(1,245,883)
Allowance Provided	(1,573,535)	(1,886,810)
Less: Bad Debt Written Off	1,866,112	—
Ending Balance	$(2,840,116)	$(3,132,693)

6.	INVENTORY

		Restated	Original
	At	At	At
	December 31,	December 31,	December 31,
	2009	2008	2008

Raw Materials*	$4,938,537	$3,951,516	$1,763,077
Work in Progress	8,319,353	4,065,249	4,065,249
Finished Goods	2,372,580	2,567,141	2,567,141
	$15,630,470	$10,583,906	$8,395,467

* See Note 23 Restatement of Inventory and Construction in Progress for a detailed explanation of the restatement of the inventory balance at December 31, 2008.

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
(Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

At December 31, 2009		Wuhan
	Wuhan	Generating	Wuhan
Category of Asset	Blower	Equipment	Sungreen	Total
Buildings	$13,192,892	$8,692,905	$—	$21,885,797
Machinery & Equipment	1,908,216	12,343,760	2,020,846	16,272,822
Furniture & Fixtures	367,993	16,666	6,607	391,266
Auto	678,290	267,044	7,313	952,647
Other	74,933	—	—	74,933
	16,222,324	21,320,375	2,034,766	39,577,465
Less: Accumulated Depreciation
Buildings	(2,237,889)	(165,239)	—	(2,403,128)
Machinery & Equipment	(811,808)	(2,352,315)	(219,212)	(3,383,335)
Furniture & Fixtures	(278,719)	(6,047)	(1,811)	(286,578)
Auto	(487,616)	(86,651)	(579)	(574,913)
Other	(21,245)	—	—	(21,245)
	(3,837,277)	(2,610,252)	(221,602)	(6,669,131)

Property, Plant, & Equipment, Net	$12,385,047	$18,710,123	$1,813,164	$32,908,334

At December 31, 2008		Wuhan
	Wuhan	Generating	Wuhan
Category of Asset	Blower	Equipment	Sungreen	Total
Buildings	11,011,657	—	—	11,011,657
Machinery & Equipment	1,888,521	10,551,443	1,916,553	14,356,517
Furniture & Fixtures	362,007	13,781	—	375,788
Auto	776,312	260,951	—	1,037,263
Other	74,455	—	—	74,455
	14,112,952	10,826,175	1,916,553	26,855,680
Less: Accumulated Depreciation
Buildings	(1,874,508)	—	—	(1,874,508)
Machinery & Equipment	(632,150)	(1,260,420)	(32,125)	(1,924,695)
Furniture & Fixtures	(221,068)	(3,826)	—	(224,894)
Auto	(501,132)	(49,070)	—	(550,202)
Other	(6,830)	—	—	(6,830)
	(3,235,688)	(1,313,316)	(32,125)	(4,581,129)

Property, Plant, & Equipment, Net	$10,877,264	$9,512,859	$1,884,428	$22,274,551

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

9.	LAND USE RIGHTS

At December 31, 2009		Wuhan
	Wuhan	Generating	Wuhan
Category of Asset	Blower	Equipment	Sungreen	Total
Land Use Rights	$2,199,372	$—	$10,499,810	$12,699,182
Less: Accumulated Amortization	(276,049)	—	(349,994)	(626,043)
Land Use Rights, Net	$1,923,323	$—	$10,149,816	$12,073,139

At December 31, 2008		Wuhan
	Wuhan	Generating	Wuhan
Category of Asset	Blower	Equipment	Sungreen	Total
Land Use Rights	$2,117,709	$—	$10,473,768	$12,591,477
Less: Accumulated Amortization	(206,766)	—	(87,282)	(294,048)
Land Use Rights, Net	$1,910,943	$—	$10,386,486	$12,297,429

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
(Stated in US Dollars)

The following table details the assets that are accounted for in the Construction-in-Progress account at December 31, 2009 and December 31, 2008:

			Restated	Original
		At	At	At
		December 31,	December 31,	December 31,
Subsidiary	Description	2009	2008	2008
Wuhan Blower	Blower Workshop	$—	$631,839	$631,839
Wuhan Blower	Bus Parking	—	4,377	4,377
Wuhan Blower	Dormitory	—	20,425	20,425
Wuhan Blower	Landscaping	—	4,934	4,934
Wuhan Blower	Office Building	—	471,959	471,959
Wuhan Blower	Other	—	391,533	391,533
Wuhan Blower	Security System	—	292	292
Wuhan Blower	Street	—	584	584
Wuhan Blower	Testing Facility	—	11,380	11,380
Wuhan Blower	Wall	—	320,468	320,468
Wuhan Blower	Warehouse	—	33,518	33,518
Wuhan Blower	Badminton Courts	24,133	—	—
Wuhan Generating	Capitalized Interest	67,561	131,622	131,622
Wuhan Generating	Equipment Requiring Installation	2,528,256	3,374,825	3,374,825
Wuhan Generating	Generating Workshop	—	5,745,581	5,745,581
Wuhan Generating	Generating Workshop-Materials*	—	2,293,483	4,481,922
Wuhan Generating	Generating Office Building	3,427,899	3,346,449	3,346,449
Wuhan Generating	Miscellaneous	4,429	259	259
Wuhan Generating	Shipping Costs	—	10,213	10,213
Wuhan Sungreen	Landscaping	146,280	145,917	145,917
Wuhan Sungreen	Workshop	4,849,588	4,837,559	4,837,559
Wuhan Sungreen	Office Building	5,792,300	5,289,083	5,289,083
Wuhan Sungreen	Utility Systems Setup	1,023,811	1,021,272	1,021,272
		$17,864,257	$28,087,572	$30,276,011

*See Note 23 Restatement of Inventory and Construction in Progress for a detailed explanation of the restatement of the construction in progress balance at December 31, 2008.

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

					Restated	Original
				Interest	At	At	At
				Rate Per	December 31,	December 31,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2009	2009	2008
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/20/2009	8.96%	—	—	729,479
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/22/2009	8.96%	—	—	729,479
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/25/2009	8.96%	—	—	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/27/2009	8.96%	—	—	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	5/29/2009	8.96%	—	—	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/4/2009	8.96%	—	—	729,480
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	6/23/2009	8.96%	—	—	583,584
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/26/2009	8.96%	—	—	1,167,168
Wuhan Blower	Bank Loans	Shanghai Pudong Development Bank	8/24/2009	8.96%	—	—	1,167,168
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	3,656,467	3,656,467	—
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	804,423	804,423	—
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	1,608,846	1,608,846	—
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	7,312,935	7,312,935	—
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	4.43%	833,675	833,675	—
Wuhan Blower	Bank Loans	Standard Chartered Bank****	On Demand	9.40%	7,094,145	—	—
Subtotal					21,310,491	14,216,346	7,294,798

Wuhan Blower	Notes Payable	China Minsheng Banking Corp., Ltd.	1/22/2009		—	—	1,458,959
Wuhan Blower	Notes Payable	Citic Industrial Bank	3/27/2009		—	—	3,647,399
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		—	—	1,313,064
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	3/2/2009		—	—	1,750,751
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	2/28/2009		—	—	1,313,064
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/10/2009		—	—	579,761
Wuhan Blower	Notes Payable	Shanghai Pudong Development Bank	2/18/2009		—	—	744,069
Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010		1,828,234	1,828,234	—
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010		417,047	417,047	—
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010		1,462,587	1,462,587	—
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010		731,294	731,294	—
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010		892,178	892,178	—
subtotal					5,331,340	5,331,340	10,807,067

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
(Stated in US Dollars)

Wuhan Generating	Bank Loans	Citic Industrial Bank	3/2/2009	8.22%	—	—	2,917,919
Wuhan Generating	Bank Loans	Shanghai Pudong Development Bank	1/7/2009	7.47%	—	—	1,458,959
Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	1,462,587	1,462,587	—
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	1,462,587	1,462,587	—
Wuhan Generating	Bank Loans	Bank of Communications*	12/23/2010	5.67%	1,462,587	1,462,587	1,458,959
Wuhan Generating	Bank Loans	Standard Chartered Bank***	On Demand	9.40%	2,925,174	—	—
subtotal					7,312,935	4,387,761	5,835,837

Wuhan Generating	Long Term Loan	Standard Chartered Bank***	12/17/2012	9.40%	—	2,925,714	—

Wuhan Blower	Long Term Loan	Standard Chartered Bank****	12/16/2013	9.40%	—	7,094,145	—

Wuhan Sungreen	Notes Payable	Various vendors and individuals**	On Demand		93,606	13,066	—

Wuhan Generating	Notes Payable	Bank of Communications	6/26/2009		—	—	2,480,233
Wuhan Generating	Notes Payable	Bank of Communications	1/15/2009		—	—	1,458,958
Wuhan Generating	Notes Payable	Bank of Communications	1/16/2009		—	—	4,376,878
Wuhan Generating	Notes Payable	Bank of Communications	6/24/2009		—	—	4,376,878
Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010		1,462,587	1,462,587	—
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010		1,462,587	1,462,587	—
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010		1,462,587	1,462,587	—
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010		1,462,587	1,462,587	—
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010		1,462,587	1,462,587	—
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010		530,188	530,188	—
Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010		917,773	917,773	—
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		3,948,985	3,948,985	—
subtotal					12,709,881	12,709,881	12,692,947

Total					46,758,253	46,758,253	36,630,649

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
(Stated in US Dollars)

*The Company has corrected an error in the classification of debts between long term and short term.  The amount related to the loan from Bank of Communications was improperly included in the total for long term loans on the consolidated balance sheet at December 31, 2009; however the amount was properly disclosed as current in the notes to the financial statements for the same period.  The amount was subsequently refinanced by a loan from Standard Chartered Bank on January 29, 2010.  In light of the amount and circumstances of the error, in accordance with SFAS 154 and SAB 99, the Company has determined that the error was immaterial and the Company’s earnings were unaffected by the correction.  At December 31, 2008 the loan was properly classified as long term.

**The disclosure of the amount of various notes on demand attributable to Wuhan Sungreen at December 31, 2009 has been revised from $13,066 to $93,066.  The revision is a correction of a typing error.  The total liability amount disclosed on the consolidated balance sheet under the line item Bank Loans and Notes was properly disclosed; however, the details found in Note 12 contained an error.  In accordance with SFAS 154, and SAB 99, the Company believes the error was immaterial to the financial statements and there is no impact to earnings for the year ended December 31, 2009 resulting from the correction of the error.

***The $2,925,714 bank loan secured from Standard Chartered has been reclassified from long term to short term.  See Note 24 Restatement of Long Term Bank Loans to Short Term for a detailed discussion.  The amount of the loan has also been revised to $2,925,174.  The error was typing error of two figures being transposed.  The error of transposition was immaterial.  The total on the Consolidated Balance Sheet for Bank Loans and Notes was correct only the disclosure in the line item of Note 12 contained the error.

****The $7,094,145 bank loan secured from Standard Chartered has been reclassified from long term to short term.  See Note 24 Restatement of Long Term Bank Loans to Short Term for a detailed discussion.

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
(Stated in US Dollars)

Credit Facilities from Standard Chartered Bank at December 31, 2009:

	Used	Unused	Total Facility
Tranche A	$10,019,319	$20,929,022	$30,948,341
Tranche B	—	13,382,671	13,382,671
Notes Payable	4,439,162	1,411,186	5,850,348
Total	$14,458,481	$35,722,880	$50,181,361

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
		$13,031,052

As of January 29, 2010, the Company’s outstanding principal and repayment schedule under its loan agreement with Standard Chartered Bank are detailed below:

Principal Due	Blower	Generating	Sungreen	Total
2010	$4,439,162	$—	$—	$4,439,162
2011	3,732,522	877,552	—	4,610,074
2012	14,930,088	3,510,209	—	18,440,297
	$23,101,772	$4,387,761	$—	$27,489,533

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

The Company was in compliance with all loan covenants as of December 31, 2009, except that the Company did not comply with: (1) the days accounts receivable ratio covenant, and (2) the interest coverage ratio covenant in its loan agreement with Standard Chartered.  The days accounts receivable ratio is calculated by dividing the Company’s 2009 revenue by 360 and then dividing that number into accounts receivable.  At December 31, 2009, the Company’s days account receivable ratio was 209, which was above the maximum of 180 provided in the Standard Chartered loan agreement.  The interest coverage ratio is calculated by dividing the Company’s 2009 earnings before interest, tax, amortization and depreciation by the interest for the year.  At December 31, 2009, the interest coverage ratio was 5.24, which was below the minimum of 6.0.  The Company has requested a waiver from Standard Chartered for these non-compliances.  Based on the Company's conversations with Standard Chartered, the Company does not believe that Standard Chartered will take any adverse action against the Company for noncompliance with these financial covenants.  In any event, the Company reclassified the loans and notes owed to Standard Chartered from long term to short term.  See Note 24 Restatement of Long Term Bank Loans to Short Term.

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

The following table summarizes the activity related to the Company’s product warranty liability for the years ended December 31 2009 and 2008:

	December 31,	December 31,
	2009	2008

Balance at beginning of period	$1,154,613	$1,541,771
Adjustment	—	—
Accruals for current & pre-existing warranties issued during period	371,764	469,586
Less: Settlements made during period	(57,019)	(60,291)
Less: Reversals and warranty expirations	—	(796,453)
Balance at end of year	$1,469,358	$1,154,613

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
(Stated in US Dollars)

15.	CAPITALIZATION

At December 31, 2009, the Company’s outstanding securities are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	25,351,950	N/A	N/A
Series A Preferred	6,241,453	2/7/2007	N/A
Series B Preferred	6,354,078	9/5/2009	N/A
Series A Warrants	6,172,531	2/7/2007	2/6/2012
Series B Warrants	3,821,446	2/7/2007	2/6/2012
Series C Warrants	635,710	2/7/2007	2/6/2017
Series AA Warrants	617,253	2/7/2007	2/6/2017
Series BB Warrants	382,145	2/7/2007	2/6/2017
Series JJ Warrants	636,908	2/7/2007	2/6/2017
Series J Warrants	—	2/7/2007	11/7/2008
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	1/2/2008	1/2/2018
Total Shares on Fully Diluted Basis	50,293,474

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

Penalty Shares

Pursuant to terms provided in the Series A Convertible Preferred Stock Purchase Agreement, dated February 7, 2007, the Company issued shares of its common stock to holders of its Series A Convertible Preferred Stock in 2009 and 2008 as a penalty for not obtaining a NASDAQ listing within a specified time frame.  The Company recorded expenses to its statements of income of $1,153,439 for the 529,787 shares issued in 2009 and $5,355,233 for the 863,894 shares issued in 2008.  To calculate this expense, the Company used a price of $2.00 for the 216,896 shares issued on April 16, 2009, $2.30 for the 312,891 shares issued on April 8, 2009 and $5.30 for the 300,690 shares issued on September 3, 2008.  These prices were the closing market prices for the Company’s common stock on NASDAQ for each of those corresponding dates.  Due to the limited trading in the Company’s common stock prior to the July 2008 listing on NASDAQ, the expense for the shares issued on May 30, 2008 and March 18, 2008 was based on a valuation provided by Spring House Capital.  The Company used a price of $7.83 for the 125,156 shares issued on May 30, 2008 and $6.35 for the 438,048 shares issued on March 18, 2008.

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

Income before taxes and the provision for taxes consists of the following:

	December 31, 2009	December 31, 2008
Income (loss) before taxes:
US	$(2,475,455)	$—
BVI	(27,927)	—
PRC	12,412,787	16,148,092
Total income before taxes	$9,909,405	$16,148,092

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
(Stated in US Dollars)

Provision for taxes:
Current:
U.S. Federal	—	—
State	—	—
China	2,195,828	—
Currency effect	403
	$2,196,231	$—

Deferred:
U.S. Federal	—	—
China	(749,031)	—
	(749,031)	—
Total provision for taxes	$1,447,200	$—
Effective tax rate	14.60%	N/A

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets
Bad debt expense & accrual expense	$749,031	$—
	749,031	—
Valuation allowance	—	—
Total deferred tax assets	749,031	—
Deferred tax liabilities
Total deferred tax liabilities	—	—
Net deferred tax assets	749,031	—
Reported as:
Current deferred tax assets	749,031	—
Non-current deferred tax assets	—	—
Non-current deferred tax liabilities	—	—
Net deferred taxes	$749,031	$—

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the years ended December 31, 2009 and 2008 are shown in the following table:

	2009	2008
U.S. federal statutory income tax rate	34.00%	35.00%
Lower rates in PRC, net	-9.00%	-10.00%
Accruals in foreign jurisdictions	2.10%	0.00%
Tax holiday	-12.50%	-25.00%
Effective tax rate	14.60%	0.00%

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
(Stated in US Dollars)

18.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

		Restated	Original
	12 months	12 months	12 months
	ended	ended	Ended
	December 31,	December 31,	December 31,
	2009	2008	2008
Basic Earnings Per Share Numerator
Net Income	$8,462,206	$16,148,092	$16,148,092
Less:
Preferred Dividends	727,129	927,102	927,102
Series A Constructive Preferred Dividend	—	—	—
Series B Constructive Preferred Dividend	—	4,032,656	4,032,656
Income Available to Common Stockholders	$7,735,077	$11,188,334	$11,188,334

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$7,735,077	$11,188,334	$11,188,334
Add:
Constructive Preferred Dividends	—	4,032,656	—
Preferred Dividends	727,129	927,102	927,102
Income Available to Common Stockholders on Converted Basis	$8,462,206	$16,148,092	$12,115,436

Original Shares:
Additions from Actual Events
- Issuance of Common Stock	24,752,802	19,712,446	19,712,446
- Conversion of Series A Preferred Stock into Common Stock	—	2,329,527	2,329,527
- Conversion of Series B Preferred Stock into Common Stock	—	2,219	2,219
- Issuance of Common Stock resulting from the Exercise of Warrants	40,355	115,361	115,361
- Issuance of Penalty Shares	382,869	515,979	515,979
Basic Weighted Average Shares Outstanding	25,176,026	22,675,532	22,675,532

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock	6,241,453	7,958,027	7,958,027
- Conversion of Series B Preferred Stock	6,354,078	1,507,851	1,507,851
- Exercise of Investor Warrants & Placement Agent Warrants	38,881	14,943,638	14,943,638
- Exercise of Employee & Director Stock Options	—	—	—
Diluted Weighted Average Shares Outstanding:	37,810,439	47,085,048	47,085,048

Earnings Per Share
- Basic	$0.31	$0.49	$0.49
- Diluted	$0.22	$0.34	$0.26

Weighted Average Shares Outstanding
- Basic	25,176,026	22,675,532	22,675,532
- Diluted	37,810,439	47,085,048	47,085,048

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

Results of Operations		Wuhan		Company,
For the year ended	Wuhan	Generating	Wuhan	UFG,
December 31, 2009	Blower	Equipment	Sungreen	Adjustments	Total
Sales	$48,160,348	$44,176,236	$743,171	$—	$93,079,755
Cost of Sales	36,981,602	32,127,881	611,145	—	69,720,628
Gross Profit	11,178,746	12,048,356	132,026	—	23,359,128

Operating Expenses	5,467,358	1,918,573	838,357	1,349,943	9,574,231

Other Income (Expenses)	(2,080,210)	(495,027)	(146,816)	(1,153,439)	(3,875,492)

Earnings before Taxes	3,631,178	9,634,756	(853,147)	—	9,909,405

Taxes/(Deferred Tax Benefit)	453,897	1,204,345	(211,042)	—	1,447,200

Net Income	$3,177,281	$8,430,412	$(642,105)	$(2,503,382)	$8,462,206

Financial Position		Wuhan		Company,
At	Wuhan	Generating	Wuhan	UFG,
December 31, 2009	Blower	Equipment	Sungreen	Adjustments	Total
Current Assets	$76,072,289	$58,026,006	$1,606,646	$(26,049,354)	$109,655,587
Non Current Assets	48,160,407	24,738,269	23,774,958	(32,511,993)	64,161,641
Total Assets	124,232,696	82,764,275	25,381,604	(58,561,347)	173,817,228

Current Liabilities	39,083,033	41,069,298	1,279,778	(21,760,479)	59,671,630
Total Long Term Liabilities	7,094,145	4,387,761	—	—	11,481,906
Total Liabilities	46,177,178	45,457,059	1,279,778	(21,760,479)	71,153,536

Net Assets	78,055,518	37,307,216	24,101,826	(36,800,868)	102,663,692

Total Liabilities & Net Assets	$124,232,696	$82,764,275	$25,381,604	$(58,561,347)	$173,817,228

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
(Stated in US Dollars)

Results of Operations		Wuhan		Company,
For the year ended	Wuhan	Generating	Wuhan	UFG,
December 31, 2008	Blower	Equipment	Sungreen	Adjustments	Total
Sales	$58,820,320	$59,813,513	$—	$—	$118,633,833
Cost of Sales	41,372,480	43,069,798	—	—	84,442,278
Gross Profit	17,447,840	16,743,715	—	—	34,191,555

Operating Expenses	6,292,955	3,469,376	117,553	1,689,451	11,569,335

Other Income (Expenses)	(742,736)	(416,748)	—	(5,314,644)	(6,474,128)

Earnings before Taxes	10,412,149	12,857,591	(117,553)	(7,004,095)	16,148,092

Taxes	—	—	—	—	—

Net Income	$10,412,149	$12,857,591	$(117,553)	$(7,004,095)	$16,148,092

Financial Position		Wuhan		Company,
At	Wuhan	Generating	Wuhan	UFG,
December 31, 2008	Blower	Equipment	Sungreen	Adjustments	Total
Current Assets	$64,326,040	48,151,218	$1,293,482	(22,821,873)	90,948,867
Non Current Assets	47,991,237	24,415,293	23,564,745	(31,847,772)	64,123,502
Total Assets	112,317,277	72,566,511	24,858,227	(54,669,647)	155,072,368

Current Liabilities	37,626,457	42,306,896	467,114	(20,376,496)	60,023,971
Total Long Term Liabilities	—	1,458,959	—	—	1,458,959
Total Liabilities	37,626,457	43,765,855	467,114	(20,376,496)	61,482,930

Net Assets	74,690,820	28,800,656	24,391,113	(34,293,151)	93,589,438

Total Liabilities & Net Assets	$112,317,277	$72,566,511	$24,858,227	$(54,669,647)	$155,072,368

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
(Stated in US Dollars)

23.	RESTATEMENT OF INVENTORY AND CONSTRUCTION IN PROGRESS

The Company has reclassified inventory related to the Huangli Project, which is considered a correction of a classification error.  The amount of $2,188,439 was previously classified in the construction-in-progress at December 31, 2008.  The Company has moved the amount to the inventory account, and it has been subcategorized as raw materials.  The reclassification caused a $2,188,439 decrease in construction in progress from $30,276,011 to $28,087,572 and a corresponding increase of $2,188,439 in the inventory accounts from $8,395,467 to $10,583,906.  The related total of current assets increased from $88,760,427 to $90,948,867 while the total of non-current assets decreased from $66,311,941 to $64,123,502.  Total assets remained unchanged.  The statement of cash flows for the year ended December 31, 2008 was also impacted by the reclassification.  Cash sourced from operating activities were previously overstated, and cash used in investing activities was previously overstated.  The correction of error has decreased the cash generated by operating activities by $2,188,439 and also has decreased the amount of cash used in investing activities by $2,188,439.  The impact of the restatement was limited to the presentation of the balance sheet and the related statements of cash flows.  There was no impact to earnings for the year ended December 31, 2008.

24.	RESTATEMENT OF LONG TERM BANK LOANS TO SHORT TERM

In accordance with “Accounting Changes and Error Corrections”, SFAS 154 (ASC 250), and to improve comparability between periods of the financial positions of the Company, the Company has restated the long term loans outstanding due to Standard Chartered Bank at December 31, 2009 as short term, rather than long term as a result of the Company’s noncompliance with certain loan covenants disclosed in Note 12 - Bank Loans and Notes.  This restatement, which should be considered a correction of error, is considered material to the financial statements.  However, the impact of the restatement is limited to the Company’s classification of liabilities on the Company’s Consolidated Balance Sheets and Note 12 – Bank Loans and Notes.  As a result of the restatement, the short term balance has increased from $35,276,347 to $46,758,253 while the corresponding long term loans have decreased from $11,481,906 to $0.  The Company’s current liabilities have increased from $59,671,630 to $71,153,536.  The Company’s long term liabilities have decreased from $11,481,906 to $0.  The Company’s total liabilities remain unchanged.  The increase in the amount of current liabilities may require the Company to seek methods to refinance the debt or use more working capital to repay the debt when it becomes due.  While the Company is restating the presentation of the Consolidated Balance Sheets in order to improve comparability, the Company has previously disclosed the violation of the loan covenants.  The Company believes that the restatement will provide greater prominence to the Company’s obligations that are due within one operating period, and the related need for capital to satisfy those obligations when they become due.

25.	RESTATEMENT OF DILUTED EARNINGS PER SHARE

The Company has restated its diluted earnings per share for the year ended December 31, 2008, as a correction of error.  The Company previously reported diluted earnings per share of $0.26 per share based on the assumption that the constructive preferred dividend related to the issuance of Series B Convertible Preferred Stock during the year should not be added back to “net income available to common stockholders” to arrive at  “income available to common stockholders on a converted basis” for the purposes of computing the diluted earnings per share because it was assumed that even the holders of the Series B Convertible Preferred had converted their preferred stock using the “as-if” method the constructive preferred dividend would not be made available to common stockholders because the constructive preferred dividend was charged immediately upon the issuance of the Series B Convertible Preferred Stock; however, the Company later determined that this treatment was erroneous.  Therefore, the Company has revised the calculation of the “income available to common stockholders on a converted basis” to include the constructive preferred dividend.  As a result of the restatement, the Company’s diluted earnings per share has increased to $0.34 per share.  For detailed computations, see Note 18 Earnings Per Share.

Wuhan General Group (China), Inc.
For the years ended December 31, 2009 and 2008
Notes to Financial Statements
(Stated in US Dollars)

26.	RESTATEMENT OF STATEMENT OF CASH FLOW RELATED TO SUKONG ASSETS

The Company has restated its statements of cash flow for the year ended December 31, 2008.  The change is related to the purchase of Sukong Assets as detailed in Note 1 - Organization and Principal Activities.  The purchase was previously presented as an all cash transaction.  The restated presentation shows that a significant portion of the total purchase price was a non-cash transaction where the Company transferred certain advances to suppliers and receivables without recourse valued at $20,064,965 to the seller in exchange for the Sukong Assets. In accordance with SFAS 154 (ASC Topic 250) Accounting Changes and Error Corrections, the revision has been accounted for as a correction of error by the Company.  The Company did not make any adjustment to its general ledger accounts.  The restatement was limited to the presentation of the statement of cash flows.

Net cash sourced from operations was previously $16,776,026.  The restated presentation shows net cash used in operations is $5,477,378.  The net cash used in investing activities was previously $39,087,376.  The restated presentation shows cash used in investing activities as $16,833,972.  The restated figures in the statement of cash flows are primarily attributable to the effect of the non-cash purchase of Sukong assets; however, a small portion of the difference is attributable to the restatement of the inventory and construction in progress account as detailed in Note 23 Restatement of Inventory and Construction in Progress.

The Company’s earnings for the year ended December 31, 2008 were unaffected by the change in presentation caused by the non-cash investing activity related to both the  non-cash purchase of the Sukong Assets and the restatement of inventory and construction in progress.