Form 10-Q/A
period 2010-03-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2011-03-07
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amended Report”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “Original Report”) of Wuhan General Group (China), Inc. (the “Company”) is being filed with the Securities and Exchange Commission (the “SEC”) to provide the Company’s amended and restated financial statements for the quarter ended March 31, 2010 (the “Restated Financial Statements”).

On March 7, 2011, the Company’s Chief Financial Officer, after consultation with the Company’s Audit Committee, concluded that the Company’s previously filed financial statements included in the Original Report could no longer be relied upon because of an error in such financial statements.  The Company restated the long term loans outstanding due to Standard Chartered Bank at March 31, 2010 as short term, rather than long term as a result of the Company’s noncompliance with certain loan covenants disclosed in Note 12 Bank Loans and Notes to the Company’s Restated Financial Statements.  The impact of the restatement is limited to the Company’s classification of liabilities on the Company’s Consolidated Balance Sheets and Note 12 Bank Loans and Notes.  As a result of the restatement, the short term balance increased from $22,556,695 to $44,458,071 while the corresponding long term loans decreased from $21,901,376 to $0.  The Company’s current liabilities increased from $47,852,516 to $69,753,892.  The Company’s long term liabilities decreased from $21,901,376 to $0.  The Company’s total liabilities remain unchanged.

No changes have been made to the Original Report other than the amendment and restatement of Items 1, 2, 4T and 6.  This Amended Report does not include any items that were not affected by the amendment and restatement.  Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.  Accordingly, this Amended Report should be read in conjunction with the Original Report.

Unless the context requires otherwise, references to “we,” “us,” “our,” “Wuhan General” and the “Company” refer specifically to Wuhan General Group (China), Inc. and its subsidiaries.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At March 31, 2010 and December 31, 2009
(Stated in US Dollars)

		Restated	Original	Restated	Original
	Note			(Audited)	(Audited)
ASSETS		March 31,	March 31,	December 31,	December 31,
Current Assets		2010	2010	2009	2009
Cash	2(e)	4,295,166	4,295,166	407,394	407,394
Restricted Cash	3	7,559,758	7,559,758	7,759,971	7,759,971
Notes Receivable	4	239,561	239,561	28,520	28,520
Accounts Receivable	2(f),5	47,048,295	47,048,295	53,962,201	53,962,201
Other Receivable		2,035,843	2,035,843	4,684,372	4,684,372
Inventory	2(g),6	15,674,588	15,674,588	15,630,470	15,630,470
Advances to Suppliers		29,404,592	29,404,592	24,616,120	24,616,120
Advances to Employees	7	683,246	683,246	342,829	342,829
Prepaid Expenses		845,353	845,353	928,629	928,629
Prepaid Taxes		518,660	518,660	546,050	546,050
Deferred Tax Asset		774,095	774,095	749,031	749,031
Total Current Assets		109,079,157	109,079,157	109,655,587	109,655,587
Non-Current Assets
Real Property Available for Sale		1,103,290	1,103,290	1,103,113	1,103,113
Property, Plant & Equipment, net	2(h),8	32,540,650	32,540,650	32,908,334	32,908,334
Land Use Rights, net	2(j),9	11,906,492	11,906,492	12,073,139	12,073,139
Construction in Progress	10	18,238,041	18,238,041	17,864,257	17,864,257
Intangible Assets, net	2(i),11	276,283	276,283	212,798	212,798
Other Assets		1,042,291	1,042,291	—	—
Total Assets		174,186,204	174,186,204	173,817,228	173,817,228

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Bank Loans & Notes	12, 21	44,458,071	22,556,695	46,758,253	36,738,934
Accounts Payable		9,296,992	9,296,992	8,049,057	8,049,057
Taxes Payable		3,251,345	3,251,345	3,169,948	3,169,948
Other Payable		1,836,809	1,836,809	4,228,042	4,228,042
Dividend Payable		904,429	904,429	727,129	727,129
Accrued Liabilities	13	3,304,918	3,304,918	3,524,388	3,524,388
Customer Deposits		6,701,328	6,701,328	4,696,719	4,696,719
Total Current Liabilities	21	69,753,892	47,852,516	71,153,536	61,134,217

Long Term Liabilities
Bank Loans and Notes	12, 21	—	21,901,376	—	10,019,319

Total Liabilities		69,753,892	69,753,892	71,153,536	71,153,536

See Accompanying Notes to the Financial Statements and Accountant's Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At March 31, 2010 and December 31, 2009
(Stated in US Dollars)

		Restated	Original	Restated	Original
	Note			(Audited)	(Audited)
		March 31,	March 31,	December 31,	December 31,
Stockholders' Equity		2010	2010	2009	2009

Preferred Stock - $0.0001 Par Value, 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at March 31, 2010 and December 31, 2009		624	624	624	624
Additional Paid-in Capital - Preferred Stock		8,170,415	8,170,415	8,170,415	8,170,415
Additional Paid-in Capital - Warrants		3,484,011	3,484,011	3,484,011	3,484,011
Additional Paid-in Capital - Beneficial Conversion Feature		6,371,547	6,371,547	6,371,547	6,371,547
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at March 31, 2010 and December 31, 2009		635	635	635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158	12,637,158	12,637,158
Additional Paid in Capital - Warrants		2,274,181	2,274,181	2,274,181	2,274,181
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692	4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 25,351,950 Shares Issued & Outstanding at March 31, 2010 and December 31, 2009	14	2,536	2,536	2,536	2,536
Additional Paid-in Capital		29,793,996	29,793,996	29,793,996	29,793,996
Statutory Reserve	2(u),15	5,454,773	5,454,773	4,563,592	4,563,592
Retained Earnings		24,328,623	24,328,623	23,477,239	23,477,239
Accumulated Other Comprehensive Income	2(v)	7,890,121	7,890,121	7,864,066	7,864,066
Total Stockholders' Equity		104,432,312	104,432,312	102,663,692	102,663,692

Total Liabilities & Stockholders' Equity		174,186,204	174,186,204	173,817,228	173,817,228

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Income
For the three months ended March 31, 2010 and 2009
(Stated in US Dollars)

			Three Months	Three Months
	Note		Ended	Ended
			March 31, 2010	March 31, 2009
Sales	2	(l)	$17,951,294	$18,076,052
Cost of Sales	2	(m)	13,012,498	14,285,283
Gross Profit			4,938,796	3,790,769

Operating Expenses
Selling Expenses	2	(n)	411,365	413,162
General & Administrative Expenses	2	(o)	1,109,555	1,380,608
Warranty Expense	2	(w),13	180,829	153,973
Total Operating Expense			1,701,749	1,947,743

Operating Income			3,237,047	1,843,026

Other Income (Expenses)
Other Income			82	18,946
Interest Income			18,554	184,331
Other Expenses			(1,250)	(4,279)
Interest Expense			(1,027,783)	(633,475)

Total Other Income & Expense			(1,010,397)	(434,477)

Earnings before Tax			2,226,650	1,408,549

Income Tax	2	(t),16	(306,785)	(293,477)

Net Income			$1,919,865	$1,115,072

Preferred Dividends Declared			(177,300)	(178,802)

Income Available to Common Stockholders			$1,742,565	$936,270

Earnings Per Share	2	(x),17
Basic			$0.07	$0.04
Diluted			0.05	0.03
Weighted Average Shares Outstanding
Basic			25,351,950	24,759,746
Diluted			37,947,481	39,662,817

			Three Months	Three Months
			Ended	Ended
Comprehensive Income			March 31, 2010	March 31, 2009
Net Income			$1,919,865	$1,115,072
Other Comprehensive Income
Foreign Currency Translation Adjustment			26,055	929,786
Total Comprehensive Income			$1,945,920	$2,044,858

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the periods ended March 31, 2010 and December 31, 2009
 (Stated in US Dollars)

	Series A Convertible Preferred Stock		Series A Preferred Stock	Series A, J, C Warrants	Beneficial Conversion Feature	Series B Convertible Preferred Stock		Series B Preferred Stock	Series B, JJ Warrants	Beneficial Conversion Feature	Common Stock					Accum -ulated Other
	Shares Out- standing	Amount	Additional Paid in Capital	Additional Paid in Capital	Additional Paid in Capital	Shares Out-standing	Amount	Additional Paid in Capital	Additional Paid in Capital	Additional Paid in Capital	Shares Out- standing	Amount	Additional Paid in Capital	Statutory Reserve	Retained Earnings	Compren -hensive Income	Total
Balance, January 1, 2010	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,793,996	$4,563,592	$23,477,239	$7,864,066	$102,663,692
Cancellation of Remaining J Warrants
Net Income															1,919,865		1,919,865
Preferred Dividends Declared															(177,300)		(177,300)
Appropriations of Retained Earnings														891,181	(891,181)		0
Foreign Currency Translation Adjustment																26,055	26,055
Balance, March 31, 2010	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,793,996	$5,454,773	$24,328,623	$7,890,121	$104,432,312

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

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
 (Stated in US Dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Cash Flow from Operating Activities
Cash Received from Customers	$29,307,298	$16,368,583
Cash Paid to Suppliers & Employees	(20,402,155)	(16,011,377)
Interest Received	18,554	184,331
Interest Paid	(2,070,074)	(633,475)
Income Tax Paid	(306,785)	—
Miscellaneous Receipts	82	18,944
Cash Sourced/(Used) in Operating Activities	6,546,920	(72,994)

Cash Flows from Investing Activities
Cash Repayment/(Investment) in Restricted Time Deposits	200,213	6,545,166
Payments for Purchases of Plant & Equipment	(582,944)	(450,252)
Cash Used/(Sourced) in Investing Activities	(382,731)	6,094,914

Cash Flows from Financing Activities
Proceeds from Bank Borrowings	35,457,003	—
Repayment of Bank Loans	(37,757,185)	(2,101,653)
Repayment of Notes	—	(6,500,220)
Dividends Paid	—	(193,804)
Cash Sourced/(Used) in Financing Activities	(2,300,182)	(8,795,677)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	3,864,007	(2,773,757)

Effect of Currency Translation	23,765	911,935

Cash & Cash Equivalents at Beginning of Period	407,394	2,817,503

Cash & Cash Equivalents at End of Period	$4,295,166	$955,681

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three months ended March 31, 2010 and 2009
(Stated in US Dollars)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net Income	$1,919,865	$1,115,072

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Reclassification of assets related to Huangli Project from Construction in Progress to Inventory	—	1,745,494
Prepaid Interest in Other Non Current Assets	(1,042,290)	—
Amortization	105,277	22,001
Depreciation	576,844	567,112
Decrease/(Increase) in Notes Receivable	(211,041)	(80,344)
Decrease/(Increase) in Accounts Receivable	6,913,906	2,559,924
Decrease/(Increase) in Other Receivable	2,648,529	(4,644,721)
Decrease/(Increase) in Inventory	(44,118)	(12,512,566)
Decrease/(Increase) in Advances to Suppliers	(4,788,473)	6,932,893
Decrease/(Increase) in Advances to Employees	(340,417)	(36,460)
Decrease/(Increase) in Prepaid Expenses	83,275	(33,039)
Decrease/(Increase) in Prepaid Taxes	27,390	198,332
Decrease/(Increase) in Deferred Tax Asset	(25,064)	(58,224)
Increase/(Decrease) in Accounts Payable	1,247,935	(1,463,419)
Increase/(Decrease) in Taxes Payable	81,397	(184,436)
Increase/(Decrease) in Other Payable	(2,332,731)	5,152,343
Increase/(Decrease) in Related Party Payable	(58,503)	—
Increase/(Decrease) in Accrued Liabilities	(219,470)	189,372
Increase/(Decrease) in Customer Deposits	2,004,609	457,672

Total of all adjustments	4,627,055	(1,188,066)

Net Cash Provided by Operating Activities	$6,546,920	$(72,994)

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

4.	NOTES RECEIVABLE

	March 31, 2010	December 31, 2009

Notes Receivable	$239,561	$28,520
Less: Allowance for Bad Debts	—	—
	$239,561	$28,520

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

5.	ACCOUNTS RECEIVABLE

	March 31, 2010	December 31, 2009

Total Accounts Receivable-Trade	$49,990,634	$56,802,317
Less: Allowance for Bad Debt	(2,942,339)	(2,840,116)
	$47,048,295	$53,962,201

Allowance for Bad Debts
Beginning Balance	$(2,840,116)	$(3,132,693)
Allowance Provided	(179,565)	(1,573,535)
Less: Bad Debt Written Off	77,342	1,866,112
Ending Balance	$(2,942,339)	$(2,840,116)

6.	INVENTORY

	March 31, 2010	December 31, 2009

Raw Materials	$6,037,829	$4,938,537
Work in Progress	7,009,490	8,319,353
Finished Goods	2,539,341	2,372,580
Low Value Consumables	87,928	—
	$15,674,588	$15,630,470

7.	ADVANCES TO EMPLOYEES

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

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following: -

At March 31, 2010
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Buildings	$13,305,495	$8,694,304	$—	$21,999,799
Machinery & Equipment	1,908,523	12,378,207	2,021,171	16,307,901
Furniture & Fixtures	370,335	17,626	6,803	394,764
Auto	678,399	323,503	7,314	1,009,216
Other	74,945	—	—	74,945
	16,337,697	21,413,640	2,035,288	39,786,625
Less: Accumulated Depreciation
Buildings	(2,344,621)	(206,582)	—	(2,551,203)
Machinery & Equipment	(856,765)	(2,643,039)	(267,510)	(3,767,314)
Furniture & Fixtures	(289,660)	(6,714)	(2,132)	(298,506)
Auto	(507,017)	(96,161)	(926)	(604,104)
Other	(24,848)	—	—	(24,848)
	(4,022,911)	(2,952,496)	(270,568)	(7,245,975)

Property, Plant, & Equipment, Net	$12,314,787	$18,461,144	$1,764,720	$32,540,650

At December 31, 2009
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Buildings	$13,192,892	$8,692,905	$—	$21,885,797
Machinery & Equipment	1,908,216	12,343,760	2,020,846	16,272,822
Furniture & Fixtures	367,993	16,666	6,607	391,266
Auto	678,290	267,044	7,313	952,647
Other	74,933	—	—	74,933
	16,222,324	21,320,375	2,034,766	39,577,465
Less: Accumulated Depreciation
Buildings	(2,237,889)	(165,239)	—	(2,403,128)
Machinery & Equipment	(811,808)	(2,352,315)	(219,212)	(3,383,335)
Furniture & Fixtures	(278,719)	(6,047)	(1,811)	(286,578)
Auto	(487,616)	(86,651)	(579)	(574,913)
Other	(21,245)	—	—	(21,245)
	(3,837,277)	(2,610,252)	(221,602)	(6,669,131)

Property, Plant, & Equipment, Net	$12,385,047	$18,710,123	$1,813,164	$32,908,334

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

9.	LAND USE RIGHTS

At March 31, 2010
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Land Use Rights	$2,123,316	$—	$10,501,499	$12,624,815
Less: Accumulated Amortization	(292,903)	—	(425,420)	(718,323)
Land Use Rights, Net	$1,830,413	$—	$10,076,079	$11,906,492

At December 31, 2009
	Wuhan	Wuhan	Wuhan
Category of Asset	Blower	Generating	Sungreen	Total
Land Use Rights	$2,199,372	$—	$10,499,810	$12,699,182
Less: Accumulated Amortization	(276,049)	—	(349,994)	(626,043)
Land Use Rights, Net	$1,923,323	$—	$10,149,816	$12,073,139

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

The following table details the assets that are accounted for in the Construction-in-Progress account at March 31, 2010 and December 31, 2009:

		At	At
		March 31,	December 31,
Subsidiary	Description	2010	2009
Wuhan Blower	Badminton courts	24,137	24,133
Wuhan Blower	Workshop Equipment	372,171	—
Wuhan Generating	Capitalized Interest	67,572	67,561
Wuhan Generating	Equipment Requiring Installation	2,528,700	2,528,256
Wuhan Generating	Generating Office Building	3,428,451	3,427,899
Wuhan Generating	Miscellaneous	—	4,429
Wuhan Sungreen	Landscaping	146,303	146,280
Wuhan Sungreen	Workshop	4,850,368	4,849,588
Wuhan Sungreen	Office Building	5,796,363	5,792,300
Wuhan Sungreen	Utility Systems Setup	1,023,976	1,023,811
		$18,238,041	$17,864,257

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

					Restated	Original	Restated	Original
				Interest	At	At	At	At
				Rate Per	March 31,	March 31,	December 31,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2010	2010	2009	2009
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	—	—	3,656,467	3,656,467
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	—	—	804,423	804,423
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	1,609,105	1,609,105	1,608,846	1,608,846
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	731,411	731,411	7,312,935	7,312,935
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	4.43%	541,244	541,244	833,675	833,675
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/13/2010	5.84%	2,925,645	2,925,645	—	—
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/28/2010	5.84%	3,657,056	3,657,056	—	—
Wuhan Blower	Bank Loans	Wuhan Kangfuman Consulting & Co.	7/5/2010	4.43%	292,564	292,564	—	—
Wuhan Blower	Bank Loans	Standard Chartered Bank***	On Demand	9.40%	18,665,613	—	7,094,145	—
Subtotal					28,422,638	9,757,025	21,310,491	14,216,346

Wuhan Blower	Long Term Loan–Current Portion	Standard Chartered Bank***	3/11/2011	9.40%	—	933,281	—	—

Wuhan Blower	Long Term Loan	Standard Chartered Bank***	12/17/2012	9.40%	—	17,732,332	—	7,094,145

Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010		—	—	1,828,234	1,828,234
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010		—	—	417,047	417,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010		—	—	1,462,587	1,462,587
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010		—	—	731,294	731,294
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010		—	—	892,178	892,178
Wuhan Blower	Notes Payable	Standard Chartered Bank	4/2/2010		669,946	669,946	—	—
Wuhan Blower	Notes Payable	Standard Chartered Bank	5/13/2010		2,559,939	2,559,939	—	—
Wuhan Blower	Notes Payable	Wuhan Xinxinshi Trade Co., Ltd	4/14/2010		1,462,823	1,462,823	—	—
Subtotal					4,692,708	4,692,708	5,331,340	5,331,340

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	1,462,822	1,462,822	1,462,587	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	—	—	1,462,587	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications*	12/23/2010	5.67%	—	—	1,462,587	1,462,587
Wuhan Generating	Bank Loans	Standard Chartered Bank****	On Demand	9.40%	4,388,467	—	2,925,174	—
Subtotal					5,851,289	1,462,822	7,312,935	4,387,761

Wuhan Generating	Long Term Loan – Current Portion	Standard Chartered Bank****	3/11/2011	9.40%	—	219,423	—	—

Wuhan Generating	Long Term Loan	Standard Chartered Bank****	12/17/2012	9.40%	—	4,169,044	—	2,925,714

Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010		—	—	1,462,587	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010		—	—	1,462,587	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010		—	—	1,462,587	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010		—	—	1,462,587	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010		917,921	917,921	1,462,587	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010		—	—	530,188	530,188
Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010		—	—	917,773	917,773
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		—	—	3,948,985	3,948,985
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		3,949,621	3,949,621	—	—
Wuhan Generating	Notes Payable	Hankou Bank	4/22/2010		530,273	530,273	—	—
subtotal					5,397,815	5,397,815	12,709,881	12,709,881

Wuhan Sungreen	Notes Payable	Various vendors and individuals**	On Demand		93,621	93,621	93,606	13,066

Total					44,458,071	44,458,071	46,758,253	46,758,253

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

***The $18,665,613 bank loan secured from Standard Chartered has been reclassified from long term to short term.  See Note 21 Restatement of Long Term Bank Loans to Short Term for a detailed discussion.

****The $4,388,467 bank loan secured from Standard Chartered has been reclassified from long term to short term.  See Note 21 Restatement of Long Term Bank Loans to Short Term for a detailed discussion.

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

Credit Facilities from Standard Chartered Bank at March 31, 2010:

	Used	Unused	Total Facility
Tranche A	$23,054,080	$7,899,241	$30,953,321
Tranche B	—	13,384,825	13,384,825
Notes Payable	3,229,885	2,621,404	5,851,289
Total	$26,283,965	$23,905,470	$50,189,435

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

The Company was in compliance with all loan covenants as of March 31, 2010, except that the Company did not comply with: (1) the days accounts receivable ratio covenant, and (2) the interest coverage ratio covenant in its loan agreement with Standard Chartered.  The days accounts receivable ratio is calculated by dividing the Company’s revenue for the four quarters ended March 31, 2010 by 360 and then dividing that number into accounts receivable.  At March 31, 2010, the Company’s days account receivable ratio was 182, which was above the maximum of 180 provided in the Standard Chartered loan agreement.  The interest coverage ratio is computed by dividing the Company’s earnings before interest, tax, amortization, and depreciation for the four quarters ended March 31, 2010 by the interest for the same period.  At March 31, 2010, the interest coverage ratio was 4.77, which was below the minimum of 5.0.  The Company has requested a waiver from Standard Chartered for this noncompliance.  The Company had violated similar covenants at December 31, 2009, and had requested a waiver for its non compliance.  On May 19, 2010, the Company received a waiver from Standard Chartered.  Based on the Company's conversations with Standard Chartered and the waiver received for covenant non compliance at December 31, 2009, the Company does not believe that Standard Chartered will take any adverse action against the Company for noncompliance with these financial covenants.  In any event, the Company reclassified the loans and notes owed to Standard Chartered from long term to short term.  See Note 21 Restatement of Long Term Bank Loans to Short Term.

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

The following table summarizes the activity related to the Company’s product warranty liability for the three months ended March 31, 2010 and the year ended December 31, 2009:

	March 31, 2010	December 31, 2009

Balance at beginning of period	$1,469,358	$1,154,613
Adjustment
Accruals for current & pre-existing warranties issued during period	181,064	371,764
Less: Settlements made during period	—	(57,019)
Less: Reversals and warranty expirations	—	—
Balance at end of period	$1,650,422	$1,469,358

14.	CAPITALIZATION

The Company’s outstanding securities at March 31, 2010 are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	25,351,950	N/A	N/A
Series A Preferred	6,241,453	2/7/2007	N/A
Series B Preferred	6,354,078	9/5/2009	N/A
Series A Warrants	6,172,531	2/7/2007	2/6/2012
Series B Warrants	3,821,446	2/7/2007	2/6/2012
Series C Warrants	635,710	2/7/2007	2/6/2017
Series AA Warrants	617,253	2/7/2007	2/6/2017
Series BB Warrants	382,145	2/7/2007	2/6/2017
Series JJ Warrants	636,908	2/7/2007	2/6/2017
Series J Warrants	—	2/7/2007	11/7/2008
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	1/2/2008	1/2/2018
Options Issued to Directors	160,000	3/10/2010	3/10/2020
Total Shares on Fully Diluted Basis	50,453,474

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

Income before taxes and the provision for taxes consists of the following:

	March 31, 2010	December 31, 2009
Income (loss) before taxes:
US	$(134,199)	$(2,475,455)
BVI	(242)	(27,927)
PRC	2,361,091	12,412,787
Total income before taxes	$2,226,650	$9,909,405

Provision for taxes:
Current:
U.S. Federal	—	—
State	—	—
China	331,849	2,195,828
Currency effect	—	403
	$331,849	$2,196,231

Deferred:
U.S. Federal	—	—
China	(25,064)	(749,031)
	—	(749,031)
Total provision for taxes	$306,785	$1,447,200
Effective tax rate	13.78%	14.60%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Deferred tax assets
Bad debt expense & accrual expense	$774,095	$749,031
	774,095	749,031
Valuation allowance	—	—
Total deferred tax assets	774,095	749,031
Deferred tax liabilities
Total deferred tax liabilities	—	—
Net deferred tax assets	774,095	749,031
Reported as:
Current deferred tax assets	774,095	749,031
Non-current deferred tax assets	—	—
Non-current deferred tax liabilities	—	—
Net deferred taxes	$774,095	$749,031

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the three months ended March 31, 2010 and the year ended December 31, 2009 are shown in the following table:

	2010	2009
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	-9.00%	-9.00%
Accruals in foreign jurisdictions	1.28%	2.10%
Tax holiday	-12.50%	-12.50%
Effective tax rate	13.78%	14.60%

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
Basic Earnings Per Share Numerator
Net Income	$1,919,865	$1,115,072
Less:
Preferred Dividends	177,300	178,802
Series A Constructive Preferred Dividend	—	—
Series B Constructive Preferred Dividend	—	—
Income Available to Common Stockholders	$1,742,565	$936,270

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	1,742,565	$936,270
Add:
Preferred Dividends	177,300	—
Income Available to Common Stockholders on Converted Basis	1,919,865	$936,270

Original Shares:
Additions from Actual Events
- Issuance of Common Stock	25,351,950	24,752,802
- Conversion of Series A Preferred Stock into Common Stock	—	—
- Conversion of Series B Preferred Stock into Common Stock	—	—
- Issuance of Common Stock resulting from the Exercise of Warrants	—	6,944
- Issuance of Penalty Shares	—	—
Basic Weighted Average Shares Outstanding	25,351,950	24,759,746

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock	6,241,453	6,241,453
- Conversion of Series B Preferred Stock	6,354,078	6,354,078
- Exercise of Investor Warrants & Placement Agent Warrants	—	2,307,540
- Exercise of Employee & Director Stock Options	—	—
Diluted Weighted Average Shares Outstanding:	37,947,481	39,662,817

Earnings Per Share
- Basic	$0.07	$0.04
- Diluted	0.05	0.03

Weighted Average Shares Outstanding
- Basic	25,351,950	24,759,746
- Diluted	37,947,481	39,662,817

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

Results of Operations				Company,
For the three months ended	Wuhan	Wuhan	Wuhan	UFG,
March 31, 2010	Blower	Generating	Sungreen	Adjustments	Total
Sales	$12,055,287	$5,697,189	$198,818	$—	$17,951,294
Cost of Sales	8,599,926	4,271,942	140,630	—	13,012,498
Gross Profit	3,455,361	1,425,247	58,188	—	4,938,796

Operating Expenses	1,038,381	365,694	163,233	134,441	1,701,749

Other Income (Expenses)	(886,435)	(122,988)	(974)	—	(1,010,397)

Earnings before Tax	1,530,545	936,565	(106,019)	(134,441)	2,226,650

Tax	(148,509)	(158,276)	—	—	306,785

Net Income	$1,382,036	$778,289	$(106,019)	$(134,441)	$1,919,865

Results of Operations				Company,
For the three months ended	Wuhan	Wuhan	Wuhan	UFG,
March 31, 2009	Blower	Generating	Sungreen	Adjustments	Total
Sales	$10,264,837	$7,741,779	$69,436	$—	$18,076,052
Cost of Sales	7,834,834	6,404,572	45,877	—	14,285,283
Gross Profit	2,430,003	1,337,207	23,559	—	3,790,769

Operating Expenses	1,211,477	296,142	82,421	357,703	1,947,743

Other Income (Expenses)	(330,916)	(103,977)	12	404	(434,477)

Earnings before Tax	887,610	937,088	(58,850)	(357,299)	1,408,549

Tax	(146,615)	(146,862)	—	—	(293,477)

Net Income	$740,995	$790,226	$(58,850)	$(357,299)	$1,115,072

Wuhan General Group (China), Inc.
Notes to Financial Statements
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

Financial Position				Company,
At	Wuhan	Wuhan	Wuhan	UFG,
March 31, 2010	Blower	Generating	Sungreen	Adjustments	Total
Current Assets	94,206,043	71,752,043	1,651,933	(58,530,862)	109,079,157
Non Current Assets	49,480,596	24,485,867	23,657,809	(32,517,225)	65,107,047
Total Assets	143,686,639	96,237,910	25,309,742	(83,570,921)	174,186,204

Current Liabilities	46,504,205	53,977,365	1,310,059	(53,939,114)	47,852,515
Non Current Liabilities	17,732,333	4,169,044	—	—	21,901,377
Total Liabilities	64,236,538	58,146,409	1,310,059	(53,939,114)	69,753,892

Net Assets	79,450,101	38,091,501	23,999,683	(37,108,973)	104,432,312

Total Liabilities & Net Assets	143,686,639	96,237,910	25,309,742	(91,048,087)	174,186,204

Financial Position				Company,
At	Wuhan	Wuhan	Wuhan	UFG,
December 31, 2009	Blower	Generating	Sungreen	Adjustments	Total
Current Assets	$76,072,289	$58,026,006	$1,606,646	$(26,049,354)	$109,655,587
Non Current Assets	48,160,407	24,738,269	23,774,958	(32,511,993)	64,161,641
Total Assets	124,232,696	82,764,275	25,381,604	(58,561,347)	173,817,228

Current Liabilities	39,083,033	42,531,885	1,279,778	(21,760,479)	61,134,217
Non Current Liabilities	7,094,145	2,925,174	—	—	10,019,319
Total Liabilities	46,177,178	45,457,059	1,279,778	(21,760,479)	71,153,536

Net Assets	78,055,518	37,307,216	24,101,826	(36,800,868)	102,663,692

Total Liabilities & Net Assets	$124,232,696	$82,764,275	$25,381,604	$(58,561,347)	$173,817,228

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

21.	RESTATEMENT OF LONG TERM BANK LOANS TO SHORT TERM

In accordance with “Accounting Changes and Error Corrections”, SFAS 154 (ASC 250), and to improve comparability between periods of the financial positions of the Company, the Company has restated the long term loans outstanding due to Standard Chartered Bank at March 31, 2010 as short term, rather than long term as a result of the Company’s noncompliance with certain loan covenants disclosed in Note 12 - Bank Loans and Notes.  This restatement, which should be considered a correction of error, is considered material to the financial statements.  However, the impact of the restatement is limited to the Company’s classification of liabilities on the Company’s Consolidated Balance Sheets and Note 12 – Bank Loans and Notes.  As a result of the restatement, the short term balance has increased from $22,556,695 to $44,458,071, while the corresponding long term loans have decreased from $21,901,376 to $0.  The Company’s current liabilities have increased from $47,852,516 to $69,753,892.  The Company’s long term liabilities have decreased from $21,901,376 to $0.  The Company’s total liabilities remain unchanged.  The increase in the amount of current liabilities may require the Company to seek methods to refinance the debt or use more working capital to repay the debt when it becomes due.  While the Company is restating the presentation of the Consolidated Balance Sheets in order to improve comparability, the Company has previously disclosed the violation of the loan covenants.  The Company believes that the restatement will provide greater prominence to the Company’s obligations that are due within one operating period, and the related need for capital to satisfy those obligations when they become due.

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

As discussed in Note 21 Restatement of Long Term Bank Loans to Short Term to the financial statements, an error resulting in an overstatement of long term bank loans and an understatement of short terms bank loans at March 31, 2010 was discovered by the Company’s management during 2010. Accordingly, the March 31, 2010 consolidated balance sheet and related Note 12 Bank Loans and Notes have been restated.

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

These risks and uncertainties, along with others, are also described in the Risk Factors section in Part II, Item 1A of the Original Report and in our other SEC filings.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

					Restated	Original	Restated	Original
				Interest	At	At	At	At
				Rate Per	March 31,	March 31,	December 31,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2010	2010	2009	2009
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	—	—	3,656,467	3,656,467
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	—	—	804,423	804,423
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	1,609,105	1,609,105	1,608,846	1,608,846
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	731,411	731,411	7,312,935	7,312,935
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	4.43%	541,244	541,244	833,675	833,675
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/13/2010	5.84%	2,925,645	2,925,645	—	—
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/28/2010	5.84%	3,657,056	3,657,056	—	—
Wuhan Blower	Bank Loans	Wuhan Kangfuman Consulting & Co.	7/5/2010	4.43%	292,564	292,564	—	—
Wuhan Blower	Bank Loans	Standard Chartered Bank***	On Demand	9.40%	18,665,613	—	7,094,145	—
Subtotal					28,422,638	9,757,025	21,310,491	14,216,346

Wuhan Blower	Long Term Loan–Current Portion	Standard Chartered Bank***	3/11/2011	9.40%	—	933,281	—	—

Wuhan Blower	Long Term Loan	Standard Chartered Bank***	12/17/2012	9.40%	—	17,732,332	—	7,094,145

Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010		—	—	1,828,234	1,828,234
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010		—	—	417,047	417,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010		—	—	1,462,587	1,462,587
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010		—	—	731,294	731,294
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010		—	—	892,178	892,178
Wuhan Blower	Notes Payable	Standard Chartered Bank	4/2/2010		669,946	669,946	—	—
Wuhan Blower	Notes Payable	Standard Chartered Bank	5/13/2010		2,559,939	2,559,939	—	—
Wuhan Blower	Notes Payable	Wuhan Xinxinshi Trade Co., Ltd	4/14/2010		1,462,823	1,462,823	—	—
Subtotal					4,692,708	4,692,708	5,331,340	5,331,340

Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	1,462,822	1,462,822	1,462,587	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	—	—	1,462,587	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications*	12/23/2010	5.67%	—	—	1,462,587	1,462,587
Wuhan Generating	Bank Loans	Standard Chartered Bank****	On Demand	9.40%	4,388,467	—	2,925,174	—
Subtotal					5,851,289	1,462,822	7,312,935	4,387,761

Wuhan Generating	Long Term Loan – Current Portion	Standard Chartered Bank****	3/11/2011	9.40%	—	219,423	—	—

Wuhan Generating	Long Term Loan	Standard Chartered Bank****	12/17/2012	9.40%	—	4,169,044	—	2,925,714

Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010		—	—	1,462,587	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010		—	—	1,462,587	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010		—	—	1,462,587	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010		—	—	1,462,587	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010		917,921	917,921	1,462,587	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010		—	—	530,188	530,188
Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010		—	—	917,773	917,773
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		—	—	3,948,985	3,948,985
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		3,949,621	3,949,621	—	—
Wuhan Generating	Notes Payable	Hankou Bank	4/22/2010		530,273	530,273	—	—
subtotal					5,397,815	5,397,815	12,709,881	12,709,881

Wuhan Sungreen	Notes Payable	Various vendors and individuals**	On Demand		93,621	93,621	93,606	13,066

Total					44,458,071	44,458,071	46,758,253	46,758,253

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

***The $18,665,613 bank loan secured from Standard Chartered has been reclassified from long term to short term.  See Note 21 Restatement of Long Term Bank Loans to Short Term in the Restated Financial Statements for a detailed discussion.

****The $4,388,467 bank loan secured from Standard Chartered has been reclassified from long term to short term.  See Note 21 Restatement of Long Term Bank Loans to Short Term in the Restated Financial Statements for a detailed discussion.

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

The Company was in compliance with all loan covenants as of March 31, 2010, except that the Company did not comply with: (1) the days accounts receivable ratio covenant, and (2) the interest coverage ratio covenant in its Loan Agreement with Standard Chartered.  The days accounts receivable ratio is calculated by dividing the Company’s revenue for the four quarters ended March 31, 2010 by 360 and then dividing that number into accounts receivable.  At March 31, 2010, the Company’s days account receivable ratio was 182, which was above the maximum of 180 provided in the Loan Agreement.  The interest coverage ratio is computed by dividing the Company’s earnings before interest, tax, amortization and depreciation for the four quarters ended March 31, 2010 by the interest for the same period.  At March 31, 2010, the interest coverage ratio was 4.77, which was below the minimum of 5.0.  The Company has requested a waiver from Standard Chartered for this noncompliance.  The Company had violated similar covenants at December 31, 2009 and had requested a waiver for its noncompliance.  On May 19, 2010, the Company received a waiver from Standard Chartered for the noncompliance at December 31, 2009.  Based on the Company’s conversations with Standard Chartered and the waiver received for covenant noncompliance at December 31, 2009, the Company does not believe that Standard Chartered will take any adverse action against the Company for noncompliance with these financial covenants at March 31, 2010.  In any event, the Company reclassified the loans and notes owed to Standard Chartered from long term to short term.  See Note 21 Restatement of Long Term Bank Loans to Short Term to the Restated Financial Statements.

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

Based upon this evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses.  Therefore, our management concluded that our disclosure controls and procedures were not effective.  We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which are described under Item 9A – “Controls and Procedures - Internal Control Over Financial Reporting” in the Company’s Amendment No. 2 to Annual Report on Form 10-K filed with the SEC on March 7, 2011.

Changes in Internal Control over Financial Reporting

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

Date:  March 7, 2011

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