Form 10-K
period 2010-12-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2011-04-18
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $7,901,774 based on the closing sale price as quoted on the NASDAQ Capital Market.

As of March 31, 2011, the registrant had a total of 32,505,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

ii

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this report includes some statements that are not purely historical fact and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, available liquidity, ability to refinance outstanding debt, and our ability to collect on our accounts receivable. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

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

Overview

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through our wholly owned subsidiary, Universe Faith Group Limited (“UFG”), which has no operations of its own and only serves to hold our Chinese operating subsidiaries, Wuhan Blower Co., Ltd. (“Wuhan Blower”), Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating”) and Wuhan Sungreen Environment Protection Equipment Co., Ltd. (“Wuhan Sungreen”), which we formerly referred to as Wuhan Xingelin Machinery Equipment Manufacturing Co., Ltd., or Wuhan Xingelin. Wuhan Blower is a manufacturer of industrial blowers that are principally components of steam-driven electrical power generation plants. Wuhan Generating manufactures industrial steam and water turbines, which also are principally used in electrical power generation plants. Wuhan Sungreen manufactures silencers, connectors and other general parts for industrial blowers and electrical equipment, and it produces general machinery equipment. Wuhan Blower, Wuhan Generating and Wuhan Sungreen conduct all of their operations in the People’s Republic of China, which we refer to in this report as PRC or China. Prior to our acquisition of UFG in February 2007, we were a publicly held shell company with no operations other than efforts to identify suitable parties for a merger transaction.

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

Prior to the share exchange transaction, we had 1,800,000 shares of common stock outstanding. Following the closing of the share exchange transaction, we had 19,712,446 shares of common stock outstanding. As of March 31, 2011, we had 32,505,000 shares of common stock outstanding.

Background and History of UFG and Wuhan Blower

UFG was incorporated in the British Virgin Islands in August 2006. Until the share exchange transaction in February 2007, UFG was a wholly owned subsidiary of Fame, also a BVI company and now our controlling stockholder. Our Chairman of the Board, Mr. Xu Jie, acquired control of Fame, and Fame acquired control of UFG, in late August 2006. Neither Fame nor UFG had any active business operations until UFG acquired Wuhan Blower in September 2006.

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

Except with respect to specified transactions that may affect the Series A Preferred Stock and except as otherwise required by Nevada law, the Series A Preferred Stock has no voting rights. Of our outstanding shares of Series A Preferred Stock, 32.5% was converted into 3,343,560 shares of common stock in 2008 and none were converted in 2009 and 2010. The remaining shares of our Series A Preferred Stock will convert automatically into our common stock if the trading price and volume of our common stock reach certain levels. In the event of our liquidation, the holders of Series A Preferred Stock shall be entitled to receive, out of our assets available for distribution to stockholders, an amount equal to $2.33 per share plus any accrued and unpaid dividends before any payment can be made to the holders of our common stock.

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

The Series A and Series B warrant holders sold warrants to purchase an aggregate of 3,913,905 shares of common stock to Fame under a Warrant Purchase Agreement entered into by and among the Company, Fame and certain warrant holders (the “Warrant Purchase Agreement”), and exchanged warrants to purchase an aggregate of 9,865,222 shares of common stock with the Company under a Warrant Exchange Agreement entered into by and among the Company and certain warrant holders (the “Series A and B Warrant Exchange Agreement”). The warrant purchase closed on December 13, 2010, and the warrant exchange with the Series A and Series B warrant holders, other than Fame, closed on the same date. In total, the Company issued 4,932,609 shares of common stock in connection with the recapitalization of the Series A and Series B warrants. The warrant exchange with Fame closed on January 21, 2011. For more information, see “– Warrant Recapitalization.”

As partial consideration for services rendered by 1st BridgeHouse Securities, LLC (“1st BridgeHouse”), the placement agent for the February 2007 private placement, we agreed to issue warrants to purchase common stock to 1st BridgeHouse. This right is represented by Series C, AA, BB and JJ warrants originally issued to 1st BridgeHouse. The Company entered into a Warrant Exchange Agreement with Fame and all of the Series C, AA, BB and JJ warrant holders (the “Series C, AA, BB and JJ Warrant Exchange Agreement”) pursuant to which the Company exchanged all of the outstanding Series C, AA, BB and JJ warrants for the issuance by the Company of (i) 1.372921615 shares of the Company’s common stock per share of Series C warrant stock; (ii) 0.8203 shares of the Company’s common stock per share of Series AA and Series BB warrant stock; and (iii) 0.8288 shares of the Company’s common stock per share of Series JJ warrant stock. In connection with the closing of this transaction, the Company issued an additional 4,177,393 shares of common stock in exchange for Series A, B, C, AA, BB and JJ warrants. The warrant exchange with the Series C, AA, BB and JJ warrant holders closed on January 21, 2011. For more information, see “– Warrant Recapitalization.”

Creation of Series B Preferred Stock

On September 5, 2008, the Company entered into an Agreement to Amend Series J Warrants of the Company with holders of warrants exercisable for a majority of the shares of warrant stock issuable under the Company’s Series A, B and J Warrants. This agreement amended the Series J Warrants so that such series of warrants would be exercisable for shares of the Company’s Series B Preferred Stock. Prior to this agreement, the Series J Warrants were exercisable for shares of the Company’s common stock.

In connection with this agreement, the Company designated 9,358,370 shares of preferred stock as Series B Preferred Stock with those rights and preferences as set forth in the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of the Company (the “Certificate of Designation”). The Series B Preferred Stock ranks senior to the Company’s common stock and junior to the Company’s Series A Preferred Stock. The shares of Series B Preferred Stock are convertible on a one-for-one basis into shares of the Company’s common stock. The foregoing is only a summary of the Series B Preferred Stock and is qualified by the exact terms of the Certificate of Designation, which was included as Exhibit 4.1 to our Form 8-K filed on September 11, 2008.

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

Warrant Recapitalization

On December 13, 2010, the Company entered into a series of agreements designed to reduce the overhang of the Company’s Series A, B, C, AA, BB and JJ warrants and to simplify the Company’s capital structure.

With respect to the Series A and Series B warrants, each Series A and Series B warrant holder was given the option to (i) sell all or part of such holder’s warrant to Fame for $0.50 per share of warrant stock pursuant to the Warrant Purchase Agreement and/or (ii) exchange all or part of such holder’s warrant for the issuance by the Company of 0.5 shares of the Company’s common stock, par value $0.0001 per share, per share of warrant stock pursuant to the Warrant Exchange Agreement.

The Series A and Series B warrant holders sold warrants to purchase an aggregate of 3,913,905 shares of common stock to Fame Good under the Warrant Purchase Agreement and exchanged warrants to purchase an aggregate of 9,865,222 shares of common stock with the Company under the Series A and B Warrant Exchange Agreement. The warrant purchase closed on December 13, 2010, and the warrant exchange with the Series A and Series B warrant holders, other than Fame, closed on the same date. The warrant exchange with Fame closed on January 21, 2011. In total, Wuhan General issued 4,932,609 shares of common stock in connection with the recapitalization of the Series A and Series B warrants. This amount included 1,956,952 shares of common stock issued to Fame upon the exchange of the warrants that it purchased from certain Series A and B warrant holders.

With respect to its Series C, AA, BB and JJ warrants, the Company entered into the Series C, AA, BB and JJ Warrant Exchange Agreement pursuant to which the Company exchanged all of the outstanding Series C, AA, BB and JJ warrants for the issuance by the Company of (i) 1.372921615 shares of the Company's common stock per share of Series C warrant stock; (ii) 0.8203 shares of the Company's common stock per share of Series AA and Series BB warrant stock; and (iii) 0.8288 shares of the Company's common stock per share of Series JJ warrant stock. Upon the closing of this transaction on January 21, 2011, the Company issued an additional 2,220,456 shares of common stock to the Series C, AA, BB and JJ warrant holders.

After the completion of the transactions described above, the Company has one Series A warrant outstanding representing the right to purchase 128,755 shares of the Company’s common stock. The Company no longer has any Series B, C, AA, BB or JJ warrants outstanding.

Establishment of Wuhan Sungreen

On December 25, 2008, Wuhan Blower entered into an Asset Purchase Agreement with Wuhan Gongchuang Real Estate Co., Ltd., pursuant to which Wuhan Blower acquired certain assets including certain buildings, equipment and land use rights (the “Sukong Assets”). In connection with this acquisition, we created Wuhan Sungreen to hold the Sukong Assets and develop these assets into a new business that produces and supplies blower parts and machinery equipment to Wuhan Blower, Wuhan Generating and third party customers. On December 29, 2010, we decided to sell the assets and business of Wuhan Sungreen. For more information, see “Part I, Item 1. Business – Recent Developments.”

Recent Developments

Effective December 29, 2010, we decided to sell the assets and business of Wuhan Sungreen. Accordingly, the results of Wuhan Sungreen’s operations have been excluded from continuing operations and reported as discontinued operations for the years ended December 31, 2010 and 2009. Wuhan Sungreen is continuing its operations pending further action. As of December 31, 2010, we estimate that the fair market value of Wuhan Sungreen’s assets is approximately $18 to 24 million. We anticipate that all of the Wuhan Sungreen assets will be sold prior to January 1, 2012, and that any proceeds from the sale of such assets will be used to meet the working capital needs of Wuhan Blower and Wuhan Generating and/or to purchase new equipment for Wuhan Blower and Wuhan Generating.

Our Products

We engage primarily in the design, development, manufacture and sale of industrial blowers in China. Our industrial blowers are used primarily in steam-driven electrical power generation plants. In addition, we produce steam and water turbines in our turbine manufacturing facilities and in the shared facilities. Steam and water turbines are manufactured principally for use in electrical and hydropower plants. Finally, we recently began producing blower parts and machinery equipment. This business supplies Wuhan Blower and Wuhan Generating with these parts and equipment and also sells them to third parties.

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

When required for noise abatement purposes, we also manufacture silencers or “mufflers” fitted to the exhaust side of our centrifugal blowers. These silencers are very similar in form and function to the muffler on an automobile: the silencer interior is fitted with perforated metal trays that are padded with a sound absorbing material such as fiberglass.

We are one of the largest suppliers of industrial blowers in our market to the Chinese electrical power generation industry, which is growing rapidly. All of our products are custom-built for specific purchasers. The majority of our product revenue comes from competitive bidding.

A typical blower costs approximately $90,000 and takes 60 to 100 days to build, from design to finish. We are currently producing approximately 500 blower/fan units per year.

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

A water turbine operates very much like an enclosed water wheel − high velocity incoming water pushes against the turbine blades, forcing the turbine to rotate and provide power to the attached generator set.

As with a steam turbine, each is built-to-order according to the design specifications of the customer. The most important consideration in the design is the height of the water column above the turbine, which will determine how large the turbine must be and how fast it must turn to achieve the desired power output.

Our Turbine Products

We have been producing water turbines since 2007. We completed the construction of a new turbine manufacturing facility in 2009 for Wuhan Generating. We currently produce steam turbines at our new turbine manufacturing facility and we also produce steam turbines at our blower manufacturing facility and at a shared facility. As we receive additional turbine orders, we will purchase and install additional customized equipment in the facility to increase our production capacity.

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

The design and manufacturing of steam and water turbines require a high degree of engineering skill. We maintain a close relationship with Beijing 3-D, a high tech enterprise co-sponsored by the Chinese Academy of Sciences, for the purpose of developing new designs and manufacturing technology for the power generation equipment manufacturing industry in China. Beijing 3-D has developed world-class 3-dimensional CAD tools for use in the design of steam and water turbines. We anticipate obtaining rights to this technology in exchange for payment of a sales royalty on turbines utilizing the technology, although no formal agreement is currently in place. We believe this technology gives us significant advantages in providing our customers with the highest quality turbines, tailored precisely to their needs. Through its use, we believe we are able to:

•	increase steam generator thermal efficiency;
•	reduce coal consumption; and
•	increase megawatt output.

As a result, we believe that we compete effectively in the turbine market. We also help provide for China’s need for cleaner and more efficient electric power production.

Development of Our Steam and Water Turbine Business

On January 9, 2007, Wuhan Blower completed the formation of Wuhan Generating. To develop the Company’s turbine business, Wuhan Blower reached an understanding with China Chang Jiang Energy Corporation (“China Chang Jiang”), which owns Wuhan Turbine Works, a manufacturer of energy turbines for power plants. China Chang Jiang agreed to allow us to assume the operations of Wuhan Turbine Works related to the manufacture of steam turbines up to 300 megawatts and water turbines up to 200 megawatts. To this end, Wuhan Generating hired a number of the management team members from Wuhan Turbine Works. These former Wuhan Turbine Works management team members and a limited number of Wuhan Turbine Works skilled laborers helped Wuhan Generating launch its turbine operations in 2007. Wuhan Generating recruited 180 employees in 2010, and upon the installation of all the customized equipment in our turbine manufacturing facility, Wuhan Generating expects to hire approximately 60 additional employees to assist with turbine manufacturing.

We utilized a management strategy for Wuhan Generating that is similar to the one we used for Wuhan Blower during its first two years: management and employee restructuring, movement to a new facility (on our existing premises) and an intense focus on research and development.

We have constructed a turbine manufacturing facility adjacent to our blower manufacturing facilities. We manufacture turbines at our turbine facility and at the shared facilities. We have purchased additional customized equipment for our turbine manufacturing facility and will install this equipment in order to increase our production capacity as we receive additional turbine orders from our customers. We have spent approximately $29.9 million on the turbine plant and related equipment.

In addition, we have constructed an administrative building for the turbine manufacturing facility, which is located adjacent to the turbine manufacturing facility. The administrative building will be used by personnel in turbine supplies and sales and for other administrative tasks. Construction on the administrative building began in June 2006 and was completed in December 2007. We are currently conducting turbine sales from our blower administrative building. As our turbine sales and profitability grow, we will complete the interior of our turbine administrative building and transfer our current and future turbine administrative staff to this new building.

In July 2007, we entered into a contract for approximately $26.37 million with Jiangsu Huangli Paper Industry Co., Ltd. (“Jiangsu Huangli”) to build a thermal electric power plant with four boiler furnaces and two turbine generator groups in Jiangyin, Jiangsu. The construction of the power plant was completed in 2010 and facility inspections and verifications are currently being undertaken. We expect that the facility inspections will be completed in the second quarter of 2011.

Our Market

The market for blowers, steam turbines and water turbines in China is directly driven by the growth in the country’s overall demand for electricity and the now mandated requirement for electrical generating equipment that is both more fuel efficient and less polluting. According to the Energy Information Administration, China currently has the second greatest amount of installed electrical capacity of any nation, trailing only the United States. China’s total installed electricity generating capacity in 2010 was approximately 4,206 gigawatts according to the China Bureau of Statistics. According to the People’s Daily Online, the Chinese government made the increase in installed capacity a major part of the 10th (2005) and 11th (2010) Five Year Plans. According to RNCOS, an industry research firm, China will consume around 16% of the world’s energy by 2020.

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

We are still developing our relatively new blower and turbine parts and machinery equipment business. Currently, this business primarily manufactures products for use by our industrial blower and turbine businesses. Thus far, this business has utilized referrals and competitive bidding to secure orders from third parties. This business also has been working with our blower and turbine sales staff to market its products.

Our Customers

In our blower manufacturing business, we currently have a base of over 390 customers. Our turbine manufacturing business has approximately 65 customers. Our industrial parts and machinery equipment business has approximately 70 customers, not including Wuhan Blower and Wuhan Generating.

Raw Materials and Supplies

The principal raw materials used in the manufacture of our products are rolled steel and iron. We believe these materials are widely available from multiple sources, though we primarily obtain them from three suppliers: Wuhan Iron and Steel Group, Wuhan Pingwu Material Co. and Wuhan Xin Xin Shi Trading Co.

Research and Development

We believe that our research and development (“R&D”) facilities are among the most advanced in the industry. Our R&D department operates out of a facility at our Wuhan campus. Our relationships with the Science and Technology University of Central China, Jiaotong University and the Acoustic Institute of China Science Academy allow us to stay abreast of the latest developments in the fields of fluid dynamics, material sciences and acoustics. We have a sophisticated acoustics lab in our facility, which we share with our university partners and which the China Fan Performance Test Center uses for some of its work. During 2010, R&D expense was approximately 0.8% of sales and we expect R&D expense to be approximately 1.1% of 2011 sales in order to increase our marketing competitiveness. We try to offset these costs by decreasing production costs of our products.

Our Competition

We believe that there are currently approximately 2,200 blower and fan manufactures in China, but that most of these are small and do not have the R&D and manufacturing resources that we do. We compete mainly with six large scale manufacturers. We believe that there are currently approximately 300 turbine manufactures in China, but that most of these are small and do not have the R&D and manufacturing resources that we do. We believe there are approximately five significant manufacturers of steam and water turbines with whom we compete. In both our blower and turbine businesses, we compete primarily on the basis of reputation, price, quality, engineering, timeliness and post-purchase services.

Regulation

We do not face any significant government regulation of our businesses or in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Employees

As of March 31, 2011, we employed approximately 820 full-time employees.

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

We have incurred substantial debt to finance our growth. As of December 31, 2010, we had approximately $93.64 million of outstanding bank loans and notes. This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of December 31, 2010, we had an aggregate amount of $49.49 million in accounts receivable. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected. The recent economic downturn has resulted in longer payment cycles and increased collection costs in excess of management’s expectations.

Our management has identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In conjunction with the preparation of this Form 10-K for the year ended December 31, 2010, our management carried out an evaluation of the effectiveness of the design and operation of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2010. Based upon this evaluation, our CEO and CFO concluded that our internal control over financial reporting and disclosure controls and procedures contained significant deficiencies and material weaknesses and therefore were not effective. For more detailed information regarding our internal control over financial reporting and our disclosure controls and procedures, see Part II, Item 9A Controls and Procedures. If the remedial policies and procedures we implement are insufficient to address the identified material weaknesses, or if additional significant deficiencies or material weaknesses in our internal control over financial reporting or disclosure controls and procedures are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure also could adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting.

We have had, and continue to have, material weaknesses in internal control over financial reporting in prior fiscal years. Although we have taken certain actions in an effort to strengthen the weaknesses in our control structure, we cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

We are consistently evaluating the design and operating effectiveness of our internal controls, a process which sometimes leads to modifications in such controls. As a result of such evaluations, we have instituted certain remedial measures designed to address certain material weaknesses in our internal control procedures. For more detailed information regarding our internal control over financial reporting and our disclosure controls and procedures, see Part II, Item 9A Controls and Procedures. These modifications could affect the overall effectiveness or evaluation of the control system in the future by us. If the remedial policies and procedures we implement are insufficient to address the identified material weaknesses, or if additional significant deficiencies or material weaknesses in our internal controls are discovered in the future, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

Our Chairman of the Board and controlling stockholder, Mr. Xu Jie, personally guarantees certain loan facilities that have become an important financing source to our businesses due to recent cash constraints, which we expect to continue in the near term. We have no agreement with Mr. Xu regarding his providing such personal guarantees. Therefore, Mr. Xu could discontinue his guarantee of our financing at any time. Furthermore, if Mr. Xu ceases to serve as our Chairman of the Board, or in some similar capacity, by reason of his death, resignation, termination or for any other reason, we would likely immediately lose our access to this financing. If this financing were not available to us and we were unable to replace it with another source of financing or cash on hand, in the near term we would have to reduce significantly our spending, which would have a material adverse effect on our business prospects, financial condition and results of operations.

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

On January 1, 2008, the Law of the People’s Republic of China on Enterprise Income Tax, or the EIT Law, became effective. In accordance with the EIT Law, the corporate income tax rate was set at 25% for all enterprises. However, certain industries and projects, such as enterprises with foreign investors, may enjoy favorable tax treatment pursuant to the EIT Law and its implementing rules. For 2010, Wuhan Blower and Wuhan Generating were subject to a 12.5% income tax rate. We expect that our operating subsidiaries will be subject to the same rates in 2011.

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

Based on a recent Notice issued by the State Administration of Taxation, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a resident enterprise if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and stockholder minutes are kept in China; and (iv) at least half of its directors or senior management resides in China.

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

As of March 31, 2011, there were 12,964,286 shares of our common stock issuable upon conversion of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

The perceived risk of dilution may cause our stockholders to sell their common stock, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

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

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate U.S. federal and other regulatory responses in the near future. It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant. The most direct impact is likely to be an increase in energy costs, which would increase slightly our operating costs, primarily through increased utility and transportation costs. In addition, many of our consumers operate power plants and any restrictions or penalties on their operations could adversely affect their demand for our products. However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

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

Fame Good International Limited, a holding company controlled by our Chairman of the Board, Xu Jie, is the owner of approximately 61.1% of our outstanding voting securities (excluding shares of our Series A and Series B Convertible Preferred Stock which, until converted into common stock, only vote as a class on certain matters affecting such preferred stock). As a result, Mr. Xu possesses significant influence, giving him the ability, among other things, to elect each member of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control also may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer. Additionally, Mr. Xu’s interests may differ from the interests of our other stockholders.

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

The majority of our revenues are settled in Renminbi, and restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign investment enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable and has appreciated against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. Since then, the Renminbi has appreciated by more than 24% against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past 16 years, the rate of inflation in China has been as high as approximately 27.7% and China has experienced deflation as low as approximately minus 2.2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

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

Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our manufacturing facilities or offices which would severely disrupt our operations, and
•	the sickness or death of our key officers and employees.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Item 1B.	Unresolved Staff Comments.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.	Properties.

Wuhan Blower and Wuhan Generating are located on a shared campus in the Canglongdao Science Park of Wuhan East Lake Hi-Tech Development Zone in the southernmost part of Wuhan, Hubei Province, People’s Republic of China, where we have easy access to the railroads, waterways and roads necessary for the transportation of our products and where we operate in a new facility in a campus-like setting. We hold a long term lease on this property with a land area of approximately 1,400,000 square feet with approximately 440,000 square feet of administration and factory space, which is used to produce blowers and turbines. We finished constructing the turbine manufacturing facility in 2009, which occupies an additional 215,482 square feet, and the exterior of an administrative building that will facilitate the orders and sales of turbines. The new administrative building will house the business operations of Wuhan Generating and will provide an additional 134,656 square feet.

We also hold a long term lease on a property with a land area of approximately 792,547 square feet used by Wuhan Sungreen to produce industrial parts and machinery equipment. Wuhan Sungreen has constructed two workshops and an administrative building on this property.

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

The following table sets forth the high and low closing prices for our common stock on the NASDAQ Capital Market for each full quarterly period for the last two completed fiscal years.

	Low	High
First Quarter 2009	$2.41	$4.77
Second Quarter 2009	$1.57	$2.74
Third Quarter 2009	$1.59	$4.00
Fourth Quarter 2009	$1.87	$2.64
First Quarter 2010	$1.90	$2.40
Second Quarter 2010	$1.06	$1.86
Third Quarter 2010	$1.07	$1.39
Fourth Quarter 2010	$1.10	$1.48

Holders

As of March 31, 2011, there were approximately 150 holders of record of our common stock which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

Dividends

We have not declared or paid any cash dividends on our common stock during the last four fiscal years. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

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

Equity Compensation Plan Information

We maintain the 2007 Stock Option Plan (the “Plan”) pursuant to which we may grant options to purchase shares of common stock to eligible persons. The following table sets forth summary information regarding options granted and outstanding under equity compensation plans approved and not approved by the Company’s stockholders. The following table provides information about option awards under the Plan as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in first column)

Equity compensation plans previously approved by security holders	240,000	$3.82	2,760,000

Equity compensation plans not approved by security holders	-	-	-

Total	240,000	$3.82	2,760,000

Item 6.	Selected Financial Data.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a holding company that conducts its operations through three indirect operating subsidiaries: Wuhan Blower, Wuhan Generating and Wuhan Sungreen, each a company operating in China. UFG, a wholly owned subsidiary of the Company, owns 100% of the capital stock of Wuhan Blower, which in turn owns 100% of the capital stock of Wuhan Generating and Wuhan Sungreen.

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the years ended December 31, 2010 and 2009.

Unless otherwise indicated, information presented in this Annual Report on Form 10-K relates only to the Company’s continuing operations, which include the businesses conducted by Wuhan Blower and Wuhan Generating. See Note 21 to the financial statements for information related to the business we have classified as discontinued operations, which include the business conducted by Wuhan Sungreen.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Sales. Sales increased $17.98 million, or 19.47%, to $110.31 million in 2010 from $92.34 million in 2009. The increase in sales was mainly attributable to the general economic recovery in 2010 as compared to 2009.

Cost of Sales. Our cost of sales increased $14.84 million, or 21.47%, to $83.95 million in 2010 from $69.11 million in 2009. This increase was primarily attributable to our increase in sales. As a percentage of sales, the cost of sales was 76.10% for 2010 compared to 74.85% for 2009. This increase was due to inflation of the overall cost of production.

Gross Profit. Our gross profit increased $3.14 million, or 13.50%, to $26.36 million in 2010 from $23.23 million in 2009. Gross profit as a percentage of sales was 23.90% in 2010 compared to 25.15% in 2009.

Selling Expenses. Our selling expenses in 2010 decreased $26,486 or 1.71%, to approximately $1.52 million from approximately $1.55 million in 2009. As a percentage of sales, selling expenses were 1.38% in 2010 compared to 1.68% in 2009. This decrease as a percentage of sales was primarily attributable to a decrease in the payment of sales commissions in 2010 as a result of slower collection rates with respect to our accounts receivable and lower gross margins.

General and Administrative Expenses. Our general and administrative expenses increased approximately $4.95 million, or 72.61%, to $11.76 million in 2010 from approximately $6.81 million in 2009. As a percentage of sales, general and administrative expenses were 10.66 % in 2010 compared to 7.38% in 2009. This increase as a percentage of sales was primarily attributable to (i) an arrangement fee incurred in connection with the establishment of the Standard Chartered Loan agreement; (ii) legal fees, auditor fees and a management and consultancy fee incurred in connection with the early termination of the Standard Chartered Loan Agreement; and (iii) additional write offs of bad debt.

Warranty Expense. Our warranty expense increased to $541,533 in 2010 from $371,764 in 2009. As a percentage of sales, warranty expense was 0.49% in 2010, compared to 0.40% in 2009.

Operating Income. Our operating income decreased $1.96 million, or 13.49%, to $12.54 million in 2010 from $14.49 million in 2009. As a percentage of sales, operating income was 11.36% in 2010 compared to 15.69% in 2009. This decrease as a percentage of sales was primarily attributable to our increased general & administrative expenses mentioned above.

Interest Income. Our interest income decreased to $178,053 in 2010 from $341,071 in 2009. This decrease was primarily due to our decrease in bank deposits during 2010.

Other Income (Expenses). Our other income increased to $511,223 in 2010 from $226,798 in 2009. As a percentage of sales, other income was 0.46% in 2010 compared to 0.25% in 2009. Our other expenses increased to $78,397 in 2010 from $22,491 in 2009. As a percentage of sales, other expenses was 0.07% in 2010 compared to 0.02% in 2009.

Interest Expense. Our interest expense increased to approximately $5.31 million in 2010 from approximately $3.12 million in 2009. This increase was due to the significant increase in bridge loans, related interest expenses and a one-time financing consultancy fee in connection with the Company’s loan agreement with Standard Chartered Bank, as well as a significant increase in bank loans. As a percentage of sales, interest expense was 4.82% in 2010 and 3.38% in 2009.

Income Taxes. The Company’s income tax liability was approximately $1.30 million in 2010 compared to $1.66 million in 2009. This decrease was due to a decrease in taxable income in PRC. For the years ended December 31, 2010 and 2009, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate.

Net Income. Our net income decreased $5.26 million, or 62.11%, to $3.21 million in 2010 from $8.46 million in 2009, as a result of the factors described above and a non-cash charge of $3.10 million in 2010 compared to $1.15 million in 2009.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities. We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions. As of December 31, 2010, we had cash and cash equivalents of $57.46 million, including restricted cash of $30.60 million. Our cash at December 31, 2010 included $40.47 million that we received from our new loan facility from Hankou Bank Company Limited, Wuhan Branch (“Hankou Bank”). To date, we have used proceeds from the Hankou Bank loan facility to repay all amounts owed under our loan facility with Standard Chartered Bank (China) Limited, Guangzhou Branch (“Standard Chartered Bank”) and fund our ongoing construction projects. Following this repayment, our loan facility with Standard Chartered Bank was terminated.

As discussed above, in 2010, our sales increased 19.47% compared to 2009. The collection of our accounts receivable and other receivables is important to solidifying our liquidity position. Although we are still experiencing some payment delays, we continue to focus on the collection of accounts receivable. Our accounts receivable ratio decreased to 169 days at December 31, 2010, compared to 184 days at December 31, 2009. Our working capital for the year ended December 31, 2010 was sufficient primarily due to our continuing efforts to collect on our accounts receivable and the additional funding we obtained from the Hankou Bank loan facility.

On June 28, 2010, we closed a new loan facility with Hankou Bank. This loan facility will provide up to RMB 320,000,000 (approximately $48.4 million) in secured debt financing. As described in more detail below, the proceeds received to date from this new loan facility have been used to repay our existing bank loans and notes and fund our ongoing construction projects. In addition, the loan proceeds should allow us to use our operating income to fund our working capital needs.

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

Accounts receivable decreased from $53.79 million to $49.49 million from December 31, 2009 to December 31, 2010. The allowance for bad debt provided in accordance with the Company’s accounting policy was $4.42 million at December 31, 2010. The Company applied a rate of 5% on outstanding accounts receivable, which results in an ending balance of $2.60 million. Because the number of days that sales were outstanding decreased in 2010 when compared to 2009, the Company made an assessment of its outstanding receivables and provided a specific write off during the year in the amount of $4.65 million to reflect actual unrecoverable amounts. Although the Company’s results of operations were adversely impacted by the global economic slowdown in the first half of 2009, the Company experienced a recovery in 2010 and it believes that its customers will continue to make payments on their outstanding balances.

We have employed additional resources in collecting on outstanding accounts receivable and have aligned more closely sales commissions with the collection on sales. The accounts receivable balance decreased by $4.31 million, with a corresponding decrease in days sales outstanding of 169 days, at December 31, 2010 compared to 184 days at December 31, 2009. This decrease resulted primarily from an aggressive debt collection strategy implemented by our credit control team. We will continue to pursue this collection strategy to improve our operating cash flow.

At December 31, 2010, we had $16.27 million in other receivables, which is an increase of approximately $11.60 million compared to the balance at December 31, 2009. This increase is due to (i) $4.58 million of deposits related to the Company’s loan guarantees; (ii) $3.78 million of deposits related to bids on new projects; and (iii) $0.80 million of deposits related to 26 tender offers for sales contracts.

We also had advances to suppliers of $35.43 million at December 31, 2010, which increased by $10.82 million compared to the balance at December 31, 2009. The increase was mainly due to significant payments totaling approximately $17.65 million made during 2010 to suppliers for electrical power generators, raw materials and new equipment. We typically need to place a deposit in advance with our suppliers on a portion of the purchase price, and for some suppliers, we must maintain a deposit for future orders.

We had inventory turnover of 8.95 times for the year ended December 31, 2010. We calculate inventory turnover as sales divided by average inventory. Inventory increased $712,890 in raw materials, $2.01 million in finished goods and decreased $7.63 million in work in progress for the year ended December 31, 2010. The raw materials increase resulted from the Company’s increase in sales.

Net cash provided by operating activities for 2010 was approximately $8.57 million, as compared to approximately $15.42 million used in 2009. This change was primarily due to collections from customers with a shortened collection period, but partially offset by an increase in interest payments.

Net cash used in investing activities in 2010 was approximately $31.69 million, as compared to approximately $2.92 million provided in 2009. This change was mainly a result of an increase in restricted cash and an increase in plant and equipment expenditures.

Net cash provided by financing activities in 2010 was approximately $46.15 million, as compared to approximately $9.93 million provided in 2009. This change was primarily due to the increase in bank loans.

We intend to expend a significant amount of capital to make deposits for performance bonds for new projects that we have obtained. The Company believes that its currently available working capital, combined with cash from operations and bank financing, should be adequate to sustain operations at current levels through at least the next 12 months. For our long-term strategic growth, the Company will continue to rely upon debt and capital markets for any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary objectives of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense.

Bank Loans and Notes Generally

As of December 31, 2010, we had bank loans and debt from other non-bank entities totaling approximately $93.64 million (based on an exchange rate of 6.61180 RMB per 1 U.S. dollar). The Company had $7.93 million available under its bank facilities and loan facilities as of December 31, 2010. The Company will be eligible to draw on these additional funds if the Company satisfies certain requirements under its Loan Agreement with Hankou Bank. Information regarding these loans and notes is set forth below in U.S. dollars.

Continuing Operations
				Interest	At	At
				Rate Per	December 31,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2010	2009
Short-term
Wuhan Blower	Bank Loans	Standard Chartered Bank	12/16/2013	9.40%	-	7,094,145
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	-	3,656,467
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	-	804,423
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	-	1,608,846
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	-	7,312,935
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	4.43%	-	833,675
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	19,298,829	-
Wuhan Blower	Bank Loans	Hankou Bank	7/27/2011	5.31%	6,049,790	-
Wuhan Blower	Bank Loans	Hankou Bank	9/30/2011	5.31%	756,224	-
Wuhan Blower	Bank Loans	Hankou Bank	10/11/2011	5.31%	2,268,671	-
Wuhan Blower	Bank Loans	Wuhan Rui Sheng Feng Investment Co., Ltd.	4/8/2011	9.60%	2,268,671	-
Wuhan Blower	Bank Loans	Wuhan Zhong Jing Petty Loan Co., Ltd.	5/31/2011	20.40%	1,134,336	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2011	18.00%	1,512,447	-
Wuhan Generating	Bank Loans	Standard Chartered Bank	12/17/2012	9.40%	-	2,925,714
Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	-	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	1,462,587
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.36%	4,537,342	-
Wuhan Generating	Bank Loans	Hankou Bank	10/19/2011	5.36%	1,512,447	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	4/27/2011	6.37%	9,074,685	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/19/2011	5.35%	1,512,448	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/22/2011	5.35%	6,503,524	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/26/2011	5.35%	1,209,958	-

Total				Total	57,639,372	28,623,966

Notes Payable
Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010		-	1,828,234
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010		-	417,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010		-	1,462,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010		-	731,294
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010		-	892,178
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011		756,224	-
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011		756,223	-
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011		756,224	-
Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010		-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010		-	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010		-	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010		-	530,188
Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010		-	917,773
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010		-	3,948,985
Wuhan Generating	Notes Payable	Hankou Bank	4/12/2011		1,512,447	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/8/2011		3,024,895	-
Wuhan Generating	Notes Payable	Hankou Bank	4/20/2011		1,512,448	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011		3,024,895	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011		3,024,895	-

Total					14,368,251	18,040,681

Total Short Term Bank Loans and Notes					$72,007,623	$46,664,647

Long-term
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,176,140	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	2,571,161	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/17/2012	5.40%	9,830,908	-
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	5.81%	4,537,342	-
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	5.81%	1,512,448	-

Total Long Term Bank Loans and Notes					21,627,999	-

Discontinued Operations
Wuhan Sungreen	Notes Payable	Various vendors and individuals	On Demand		-	93,066

We plan to either repay this debt as it matures or refinance this debt with other debt.

Loan Facilities with Hankou Bank

On June 28, 2010, Wuhan Blower, Wuhan Generating and Wuhan Sungreen (collectively, the “Borrowers”), entered into a Loan Facility Agreement with Hankou Bank for a loan facility totaling RMB 320,000,000 (approximately $48.4 million) in secured debt financing. The Borrowers, upon application, may access this loan facility from June 28, 2010 to June 28, 2013. Pursuant to certain Financial Consulting Service Agreements entered into between the Borrowers and Hankou Bank, dated June 29, 2010, the Borrowers must pay financial consultancy fees that aggregate to approximately RMB 2.84 million (approximately $0.43 million) in connection with the bank loan facility with Hankou Bank.

Under this loan facility, Wuhan Generating entered into a Loan Agreement with Hankou Bank for a short-term loan for RMB 30,000,000 (approximately $4.54 million) on June 29, 2010. On the same date, Wuhan Blower entered into a Loan Agreement with Hankou Bank for a short-term loan for RMB 127,600,000 (approximately $19.30 million). These short-term loans were obtained for the purpose of repaying the Borrowers’ debt with Standard Chartered Bank. These short-term loans mature on June 29, 2011 and have a floating rate that is currently at 5.31% per annum. If either Wuhan Generating or Wuhan Blower fails to make timely payments on these loans, then it will be subject to a penalty rate of 150% of the effective interest rate. In addition, Wuhan Generating and Wuhan Blower are subject to a penalty rate of the effective interest rate plus 100% if they fail to use the loan for the agreed upon purpose. Upon Hankou Bank’s request, Wuhan Generating and Wuhan Blower must provide copies of financial statements and other requested information. If Wuhan Generating or Wuhan Blower breach the terms of the short-term loan, among other rights, Hankou Bank may charge compound interest and penalty interest, accelerate the maturity date of the loan and withhold or deduct such amounts from Wuhan Generating’s or Wuhan Blower’s other accounts with Hankou Bank. These short-term loans are subject to an early repayment fee.

On July 27, 2010, Wuhan Blower executed a Loan Agreement for a short-term loan for RMB 40,000,000 (approximately $6.05 million) under its loan facility with Hankou Bank. This short-term loan was obtained for working capital purposes. This short-term loan matures on July 28, 2011 and has a floating interest rate that is currently at 5.31%. If Wuhan Blower fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate. In addition, Wuhan Blower is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose. Upon Hankou Bank’s request, Wuhan Blower must provide copies of financial statements and other requested information. If Wuhan Blower breaches the terms of the short-term loan, among other rights, Hankou Bank may charge compound interest and penalty interest, accelerate the maturity date of the loan and withhold or deduct such amounts from Wuhan Blower’s other accounts with Hankou Bank. This short-term loan is subject to an early repayment fee.

The obligations under the Loan Facility Agreement and Loan Agreements with Hankou Bank are secured by the real property of the Borrowers and guaranteed by Wuhan Blower and Wuhan Sungreen. The Loan Facility Agreement and the Loan Agreements are governed by the laws of the People’s Republic of China.

As of December 31, 2010, the Company had received approximately $40.47 million under the term loan facility with Hankou Bank. We have used this amount to repay the bank loans with Standard Chartered Bank and to fund our ongoing construction projects.

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

Loan Facilities with Standard Chartered Bank

On July 13, 2010, the Borrowers entered into an Early Loan Repayment and Termination Agreement, as supplemented, with Standard Chartered Bank (the “Termination Agreement”) to repay all amounts owed to Standard Chartered Bank and terminate the Loan Agreement and Financing Letter with Standard Chartered Bank. Pursuant to the Termination Agreement, the Borrowers agreed to repay Standard Chartered Bank a total amount of RMB 157.6 million (approximately $23.28 million) in principal under the Loan Agreement, and a total amount of RMB 21.8 million (approximately $3.22 million) in principal under the Financing Letter for a bank note payable. In addition, the Borrowers agreed to pay, in consideration of the early repayment of the loan, approximately RMB 8.16 million (approximately $1.21 million) for loss on interest revenue to Standard Chartered Bank and for penalty charges. The Borrowers also agreed to pay RMB 263,713 (approximately $38,955) in legal fees to King & Wood Law Firm and RMB 295,820 (approximately $43,698) in auditing service fees to PricewaterhouseCoopers LLP. The Borrowers previously paid Standard Chartered Bank and its affiliates a consulting fee of RMB 12.61 million (approximately $1.86 million) in connection with its financing. Under the Termination Agreement, Standard Chartered Bank agreed to refund approximately RMB 8.16 million (approximately $1.21 million) to the Borrowers for various fees paid, if the Borrowers fully satisfy their debt with Standard Chartered Bank. As of July 15, 2010, the Borrowers fully repaid their debt under the Loan Agreement with Standard Chartered Bank of RMB 157.6 million (approximately $23.28 million) in principal and RMB 1,145,905 (approximately $169,272) in interest. As of August 16, 2010, the Borrowers fully repaid their bank note payable under the Financing Letter of RMB 21.8 million (approximately $3.21 million) in principal and approximately RMB 380,380 (approximately $56,054) in interest.

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

Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the U.S. and the PRC.

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

Annually, the Company reviews the intangible assets for impairment, in accordance with ASC 350 Impairment of Long-Lived Assets. The Company considers whether the estimated future benefits of the technical licenses and trademarks will be fully realized over the course of their estimated useful lives. If the technical licenses become obsolete, or trademarks are unsuccessfully defended against infringement by third-parties, the Company will consider future cash flows and relevant factors to quantify the level of impairment and record impairment adjustments accordingly. The Company has not yet recognized any impairment upon the intangible assets.

Land Use Rights

The Company carries land use rights at cost less accumulated amortization. Land use rights are amortized straight-line over the useful life of 50 years for the Wuhan Blower and Wuhan Generating campus, and of 30 years for the Wuhan Sungreen campus.

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale. The Company considers annually whether these assets are impaired. The Company makes its determinations based on various factors that impact those assets. For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future. Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company. Equipment used for production, which undergo regular maintenance, are assessed annually. The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company. Based on its review, the Company believes that, as of December 31, 2010 and 2009, there were no significant impairments of its long-lived assets.

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

Advertising expenses

All advertising costs are expensed as incurred.

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

Exchange Rates	December 31, 2010	December 31, 2009
Year-end RMB: US$ exchange rate	6.61180	6.83720
Average 12 month RMB: US$ exchange rate	6.77875	6.84088

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

Effective January 1, 2009, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized. For the year ended December 31, 2010, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13, “Compensation-Stock Compensation” (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

Discontinued Operations

Certain amounts have been reclassified to present the Company’s Wuhan Sungreen operations as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information related to discontinued operations is included in Note 21 and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by Item 8 are included on pages F-1 to F-37 immediately following the signature page. As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide supplementary financial data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon this evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. Therefore, our management concluded that our disclosure controls and procedures were not effective. We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which is described below.

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

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this evaluation, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, we concluded that we had material weaknesses in our internal control over financial reporting as of December 31, 2010. The following is a description of each deficiency or weakness with respect to our internal control over financial reporting identified in connection with the management evaluation and the remediation initiatives that we have implemented or intend to implement in the near future.

1)           The internal audit department of the Company lacks sufficient resources to effectively perform its roles in connection with its accounting oversight and risk assessment functions.

Remediation Initiative

We plan to increase the resources available to our internal audit department in order to improve the performance and accuracy of our internal audits. Specifically, we plan to hire more staff for the internal audit department to make sure that the department has enough resources to effectively perform its role within the Company. The department will take direction from, and report directly to, the Chairman of the Audit Committee.

2)           Wuhan Generating does not have a written Code of Conduct or any other corporate policy guidelines that are or have been made available to its employees.

Remediation Initiative

Wuhan Generating will establish a written Code of Conduct and other key corporate policy guidelines. These written policies will be maintained in our human resources department and made available to employees through the use of employee handbooks.

3)           The human resources organizational chart for Wuhan Blower has not been updated to reflect changes to personnel and duties. An updated organizational chart is needed to ensure that employees perform assigned tasks efficiently.

Remediation Initiative

Our human resource department will update the organizational chart in order to ensure the duties of each position are clearly stated.

4)           The current accounting staff lacks sufficient depth, skill and experience with U.S. GAAP reporting.

Remediation Initiative

We are seeking additional accountants experienced in several key areas of accounting, including persons with experience in U.S. GAAP and SEC financial reporting requirements. We will continue to provide training to our accounting staff regarding U.S. GAAP reconciliation and disclosures in financial reports.

5)           The financial reporting and treasury functions of the Company are currently being performed by the same department and need to be segregated in order to ensure that each function receives the proper level of attention and supervision required.

Remediation Initiative

The Company is in the process of hiring additional, senior management level staff to assist in the oversight of the Company’s accounting and financial reporting functions. We expect that the Company’s accounting and financial reporting responsibilities will be separated from its treasury functions as soon as the appropriate management team member has been hired.

6)           The policies and procedures regarding the proper handling of scrap materials are not well documented and are not uniformly implemented or enforced. Also, the policies and procedures regarding the warehouse for work in progress and the corresponding books and records for the work in progress are not uniformly documented which may cause material misstatements of the inventory of Wuhan Blower and Wuhan Generating.

Remediation Initiative

Wuhan Blower and Wuhan Generating will establish written policies that carefully describe the Company’s policies and procedures with respect to the handling of scrap materials. Each company’s financial department will be responsible for updating these policies and monitoring compliance therewith. Further, we intend to enhance our system of record keeping for work in progress and establish an additional warehouse recording system.

7)           The financial departments of Wuhan Blower and Wuhan Generating have not closed the respective books and records of those companies in a manner such that they may be relied upon as complete and accurate records. Also, the Company cashier has not properly kept signed records of cash counting and bank reconciliations. Furthermore, the monthly reviews of the Company’s financial statements have not been properly signed and documented by the appropriate supervising manager.

Remediation Initiative

We plan to establish a more formal procedure with respect to the closing of books to ensure the completeness and timeliness of records. We will also expand and enhance the role of our financial managers’ supervision to monitor compliance with these controls and procedures.

8)           Wuhan Blower and Wuhan Generating do not systematically maintain records of their new and existing customers. This prevents the Company from properly managing its client relations and accounts.

Remediation Initiative

We plan to create a comprehensive customer evaluation form and a document retention policy to ensure that customer information is maintained and updated in a secure database. The evaluation form will allow the Company to collect information on its customers, including information on the customer’s business background and credit worthiness.

9)           Wuhan Blower does not maintain records of its business with its customers. This prevents the Company from effectively managing its customer accounts.

Remediation Initiative

We are implementing an account statement record system that will maintain documented records of customer orders, deliveries and account balances. This will allow the Company to better manage its customer accounts going forward including accounts receivable.

10)           The responsibilities for the preparation of vouchers and entry review of fixed asset accounting entries are not segregated. Also, the verification records of additional assets may not be provided for counter checking for invoices and acquisition requests.

Remediation Initiative

We plan to segregate the responsibilities of voucher preparation and entry review to maintain better controls in these two areas. We also intend to strengthen our information technology systems to better assist in the maintenance of these controls. The internal audit department will be primarily responsible for carrying out these reviews and ensuring the accuracy and correctness of the entries.

Because material weaknesses exist, management concluded that the Company’s internal control over financial reporting as of December 31, 2010 was not effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, the Company had no significant changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

Item 11.	Executive Compensation.

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item will be set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders in the section entitled “Auditor Fees” and is incorporated by reference.

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

10.5
Technology Development Agreement, dated August 1, 2006, between Wuhan Blower Co., Ltd. and Huazhong University of Science and Technology (incorporated herein by reference to Exhibit 10.20 to our Form 8-K filed on February 13, 2007)

10.6†	Employment Agreement, dated February 15, 2006, between Wuhan Blower Co., Ltd. and Ge Zengke (incorporated herein by reference to Exhibit 10.23 to our Form 8-K filed on February 13, 2007)

10.7†	Employment Agreement between the Company and Philip Lo (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on March 16, 2010)

10.8†	Employment Agreement between the Company and Qi Ruilong (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on April 29, 2010)

10.9
Construction Agreement, dated March 28, 2006, between Hubei Gongchuang Real Estate Co., Ltd. and Hubei Huadu Construction Co., Ltd. (incorporated herein by reference to Exhibit 10.19 to our Form 8-K filed on February 13, 2007)

10.10
Construction Contract (Turbine Manufacturing Facilities) between Wuhan Generating Equipment Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 10-QSB filed on November 14, 2007)

10.11
Supplementary Agreement to Construction Contract (Turbine Manufacturing Facilities), dated March 21, 2007, between Wuhan Blower Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 10-QSB filed on November 14, 2007)

10.12
Construction Contract (Administrative Building for Turbine Facilities), dated March 26, 2007, between Wuhan Generating Equipment Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to our Form 10-QSB filed on November 14, 2007)

10.13
Construction Contract for Thermal Electric Plant, dated July 8, 2007, between Wuhan Generating Equipment Co., Ltd. and Jiangsu Huangli Paper Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.4 to our Form 10-QSB filed on November 14, 2007)

10.14†	Wuhan General Group (China), Inc. 2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on December 6, 2007)

10.15†	Form of Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed on December 6, 2007)

10.16†	Form of Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed on December 6, 2007)

10.17†	Wuhan General Group (China), Inc. Outside Director Compensation Package (incorporated herein by reference to Exhibit 10.4 to our Form 8-K filed on December 6, 2007)

10.18
Loan Facility Agreement, dated June 28, 2010, by and among Wuhan Blower Co., Ltd., Wuhan Generating Equipment Co., Ltd., Wuhan Sungreen Environment Protection Equipment Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on October 22, 2010)

10.19
Loan Agreement, dated June 29, 2010, by and between Wuhan Generating Equipment Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed on October 22, 2010)

10.20
Loan Agreement, dated June 29, 2010, by and between Wuhan Blower Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed on October 22, 2010)

10.21
Loan Agreement, dated July 27, 2010, by and between Wuhan Blower Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.4 to our Form 8-K filed on October 22, 2010)

10.22
Financial Consulting Service Agreement, dated June 29, 2010, by and between Wuhan Blower Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.5 to our Form 8-K filed on October 22, 2010)

10.23
Financial Consulting Service Agreement, dated June 29, 2010, by and between Wuhan Generating Equipment Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.6 to our Form 8-K filed on October 22, 2010)

10.24
Financial Consulting Service Agreement, dated June 29, 2010, by and between Wuhan Blower Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.7 to our Form 8-K filed on October 22, 2010)

10.25
Early Loan Repayment and Termination Agreement, as supplemented, dated July 13, 2010, by and among Wuhan Blower Co., Ltd., Wuhan Generating Equipment Co., Ltd., Wuhan Sungreen Environment Protection Equipment Co., Ltd. and Standard Chartered Bank (China) Co., Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.8 to our Form 8-K filed on October 22, 2010)

10.26
Warrant Purchase Agreement, dated December 13, 2010, by and among Wuhan General Group (China), Inc., Fame Good International Limited and certain Series A and B warrant holders (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on December 17, 2010)

10.27
Series A and B Warrant Exchange Agreement, dated December 13, 2010, by and among Wuhan General Group (China), Inc. and certain Series A and B warrant holders (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed on December 17, 2010)

10.28
Series C, AA, BB and JJ Warrant Exchange Agreement, dated December 13, 2010, by and among Wuhan General Group (China), Inc. and the Series C, AA, BB and JJ warrant holders (incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed on December 17, 2010)

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

WUHAN GENERAL GROUP (CHINA), INC.

Date: April 18, 2011	By:	/s/ Qi Ruilong
		Name:	Qi Ruilong
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Qi Ruilong	President, Chief Executive	April 18, 2011
Qi Ruilong	Officer and Director (principal
executive officer)

/s/ Philip Lo	Chief Financial Officer	April 18, 2011
Philip Lo	(principal financial and
accounting officer)

/s/ Xu Jie	Chairman of the Board of	April 18, 2011
Xu Jie	Directors

/s/ Huang Zhaoqi	Director	April 18, 2011
Huang Zhaoqi

/s/ David K. Karnes	Director	April 18, 2011
David K. Karnes

/s/ Brian Lin	Director	April 18, 2011
Brian Lin

/s/ Shi Yu	Director	April 18, 2011
Shi Yu

/s/ Zheng Qingsong	Director	April 18, 2011
Zheng Qingsong

Exhibit Index

Exhibit No.	Description
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

10.5
Technology Development Agreement, dated August 1, 2006, between Wuhan Blower Co., Ltd. and Huazhong University of Science and Technology (incorporated herein by reference to Exhibit 10.20 to our Form 8-K filed on February 13, 2007)

10.6†	Employment Agreement, dated February 15, 2006, between Wuhan Blower Co., Ltd. and Ge Zengke (incorporated herein by reference to Exhibit 10.23 to our Form 8-K filed on February 13, 2007)

10.7†	Employment Agreement between the Company and Philip Lo (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on March 16, 2010)

10.8†	Employment Agreement between the Company and Qi Ruilong (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on April 29, 2010)

10.9
Construction Agreement, dated March 28, 2006, between Hubei Gongchuang Real Estate Co., Ltd. and Hubei Huadu Construction Co., Ltd. (incorporated herein by reference to Exhibit 10.19 to our Form 8-K filed on February 13, 2007)

10.10
Construction Contract (Turbine Manufacturing Facilities) between Wuhan Generating Equipment Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 10-QSB filed on November 14, 2007)

10.11
Supplementary Agreement to Construction Contract (Turbine Manufacturing Facilities), dated March 21, 2007, between Wuhan Blower Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 10-QSB filed on November 14, 2007)

10.12
Construction Contract (Administrative Building for Turbine Facilities), dated March 26, 2007, between Wuhan Generating Equipment Co., Ltd. and Hubei Gongchuang Real Estate Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to our Form 10-QSB filed on November 14, 2007)

10.13
Construction Contract for Thermal Electric Plant, dated July 8, 2007, between Wuhan Generating Equipment Co., Ltd. and Jiangsu Huangli Paper Industry Co., Ltd. (incorporated herein by reference to Exhibit 10.4 to our Form 10-QSB filed on November 14, 2007)

10.14†	Wuhan General Group (China), Inc. 2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on December 6, 2007)

10.15†	Form of Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed on December 6, 2007)

10.16†	Form of Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed on December 6, 2007)

10.17†	Wuhan General Group (China), Inc. Outside Director Compensation Package (incorporated herein by reference to Exhibit 10.4 to our Form 8-K filed on December 6, 2007)

10.18
Loan Facility Agreement, dated June 28, 2010, by and among Wuhan Blower Co., Ltd., Wuhan Generating Equipment Co., Ltd., Wuhan Sungreen Environment Protection Equipment Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on October 22, 2010)

10.19
Loan Agreement, dated June 29, 2010, by and between Wuhan Generating Equipment Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed on October 22, 2010)

10.20
Loan Agreement, dated June 29, 2010, by and between Wuhan Blower Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed on October 22, 2010)

10.21
Loan Agreement, dated July 27, 2010, by and between Wuhan Blower Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.4 to our Form 8-K filed on October 22, 2010)

10.22
Financial Consulting Service Agreement, dated June 29, 2010, by and between Wuhan Blower Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.5 to our Form 8-K filed on October 22, 2010)

10.23
Financial Consulting Service Agreement, dated June 29, 2010, by and between Wuhan Generating Equipment Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.6 to our Form 8-K filed on October 22, 2010)

10.24
Financial Consulting Service Agreement, dated June 29, 2010, by and between Wuhan Blower Co., Ltd. and Hankou Bank Limited (English Translation) (incorporated herein by reference to Exhibit 10.7 to our Form 8-K filed on October 22, 2010)

10.25
Early Loan Repayment and Termination Agreement, as supplemented, dated July 13, 2010, by and among Wuhan Blower Co., Ltd., Wuhan Generating Equipment Co., Ltd., Wuhan Sungreen Environment Protection Equipment Co., Ltd. and Standard Chartered Bank (China) Co., Ltd. (English Translation) (incorporated herein by reference to Exhibit 10.8 to our Form 8-K filed on October 22, 2010)

10.26
Warrant Purchase Agreement, dated December 13, 2010, by and among Wuhan General Group (China), Inc., Fame Good International Limited and certain Series A and B warrant holders (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on December 17, 2010)

10.27
Series A and B Warrant Exchange Agreement, dated December 13, 2010, by and among Wuhan General Group (China), Inc. and certain Series A and B warrant holders (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed on December 17, 2010)

10.28
Series C, AA, BB and JJ Warrant Exchange Agreement, dated December 13, 2010, by and among Wuhan General Group (China), Inc. and the Series C, AA, BB and JJ warrant holders (incorporated herein by reference to Exhibit 10.3 to our Form 8-K filed on December 17, 2010)

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

Wuhan General Group (China), Inc.

Audited Financial Statements

December 31, 2010 and 2009

(Stated in US Dollars)

Wuhan General Group (China), Inc.

Contents	Pages

Report of Registered Independent Public Accounting Firm	F-1

Consolidated Balance Sheets	F - 2 – F - 3

Consolidated Statements of Income	F - 4

Consolidated Statements of Stockholders’ Equity	F - 5 – F – 6

Consolidated Statements of Cash Flows	F - 7 – F – 8

Notes to the Financial Statements	F - 9 – F - 37

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Wuhan General Group (China), Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wuhan General Group (China), Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Samuel H. Wong & Co., LLP

San Mateo, California	Samuel H. Wong & Co., LLP
April 15, 2011	Certified Public Accountants

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At December 31, 2010 and 2009
(Stated in US Dollars)

		At	At
	Note	December 31,	December 31,
		2010	2009
ASSETS
Current Assets
Cash	2(e)	$26,856,317	$370,892
Restricted Cash	3	30,599,958	7,759,971
Notes Receivable	4	251,066	12,432
Accounts Receivable	2(f),5	49,485,978	53,791,489
Other Receivable		16,269,293	4,669,566
Inventory	2(g),6	9,867,301	14,776,600
Advances to Suppliers		35,433,751	24,610,722
Advances to Employees	7	322,205	342,829
Prepaid Expenses		517	926,959
Prepaid Taxes		1,351	546,050
Deferred Tax Asset		1,192,532	537,876
Current assets held for sale	2(bb) ,21	1,756,460	1,310,201
Total Current Assets		172,036,729	109,655,587
Non-Current Assets
Real Property Available for Sale		1,140,718	1,103,113
Property, Plant & Equipment, net	2(h),8	30,617,120	31,095,170
Land Use Rights, net	2(j),9	1,945,678	1,923,323
Construction in Progress	10	12,371,309	6,052,279
Intangible Assets, net	2(i),11	179,837	212,798
Long-term assets held for sale	2(bb) ,21	24,215,927	23,774,958
Total Assets		$242,507,318	$173,817,228
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Bank Loans & Notes	12	72,007,623	46,664,647
Accounts Payable		9,619,808	7,917,875
Taxes Payable		10,459,789	3,174,324
Other Payable		4,123,669	4,090,419
Dividend Payable		727,129	727,129
Accrued Liabilities	13	2,885,931	3,524,388
Customer Deposits		8,005,336	4,635,561
Current liabilities associated with assets held for sale	2(bb), 21	726,232	419,193
Total Current Liabilities		108,555,517	71,153,536

Long Term Liabilities
Bank Loans and Notes	12	21,627,999	-
Total Liabilities		130,183,516	71,153,536

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At December 31, 2010 and 2009
(Stated in US Dollars)

		At	At
	Note	December 31,	December 31,
		2010	2009
Stockholders' Equity
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,241,453 and 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at December 31, 2010 and 2009, respectively	14	$624	$624
Additional Paid in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid in Capital - Warrants		1,554,635	3,484,011
Additional Paid in Capital - Beneficial Conversion Feature		6,371,547	6,371,547
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 and 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at December 31, 2010 and 2009, respectively	14	635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital - Warrants		1,244,366	2,274,181
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 28,327,607 and 25,351,950 Shares Issued & Outstanding at December 31, 2010 and 2009, respectively	14	2,833	2,536
Additional Paid in Capital		35,895,190	29,793,996
Statutory Reserve	2(u),15	4,563,592	4,563,592
Retained Earnings		25,956,458	23,477,239
Accumulated Other Comprehensive Income	2(v)	11,902,657	7,864,066
Total Stockholders' Equity		112,323,802	102,663,692

Total Liabilities & Stockholders' Equity		$242,507,318	$173,817,228

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

	Note	December 31,	December 31,
		2010	2009
Sales	2(l)	110,312,439	92,336,584
Cost of Sales	2(m)	83,949,091	69,109,482
Gross Profit		26,363,348	23,227,102

Operating Expenses
Selling	2(n)	1,523,074	1,549,560
General & Administrative	2(p)	11,762,549	6,814,550
Warranty	2(w),13	541,533	371,764
Total Operating Expenses		13,827,156	8,735,874

Operating Income		12,536,192	14,491,228

Other Income (Expenses)
Other Income		511,223	226,798
Interest Income		178,053	341,071
Other Expenses		(78,397)	(22,491)
Interest Expense		(5,314,683)	(3,120,614)
Expense for warrant recapitalization		(3,103,919)	-
Stock Penalty for late listing on NASDAQ	14	-	(1,153,440)
Total Other Income (Loss) & Expenses		(7,807,723)	(3,728,676)

Earnings from Continuing Operations before Taxes		4,728,469	10,762,552
Income Taxes	2(t), 16	1,301,566	1,658,241
Income from Continuing Operations		3,426,903	9,104,311
Income (Loss) from Discontinued Operations, net of taxes		(220,555)	(642,105)

Net Income		$3,206,348	$8,462,206
Preferred Dividends Declared		727,129	727,129
Income Available to Common Stockholders		$2,479,219	$7,735,077
Earnings Per Share	17
Basic-Net Income/(Loss)		$0.10	$0.31
-Income from Continuing Operations		0.11	0.33
-Loss from Discontinued Operations		(0.01)	(0.02)
Diluted- Net Income/(Loss)		0.10	0.22
- Income from Continuing Operations		0.11	0.24
- Loss from Discontinued Operations		$(0.01)	$(0.02)
Weighted Average Shares Outstanding
Basic		25,531,305	25,176,026
Diluted		31,885,383	37,810,438

	December 31,	December 31,
	2010	2009
Comprehensive Income
Net Income	$3,206,348	$8,462,206
Other Comprehensive Income
Foreign Currency Translation Adjustment	4,038,588	185,737
Total Comprehensive Income	$7,244,936	$8,647,943

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2010 and 2009 (Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2010	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,793,996	$4,563,592	$23,477,239	$7,864,066	$102,663,692
Stock Option Compensation													38,382				38,382
Recapitalization of Warrants				(1,929,376)					(1,029,815)				2,959,191				-
Expense related to modification to recapitalization of warrants											2,975,657	297	3,103,621				3,103,918
Net Income															3,206,348		3,206,348
Preferred Dividends Declared															(727,129)		(727,129)
Appropriations of Retained Earnings														-	-		-
Foreign Currency Translation Adjustment																4,038,591	4,038,591
Balance, December 31, 2010	6,241,453	$624	$8,170,415	$1,554,635	$6,371,547	6,354,078	$635	$12,637,158	$1,244,366	$4,023,692	28,327,607	$2,833	$35,895,190	$4,563,592	$25,956,458	$11,902,657	$112,323,802

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2010 and 2009 (Stated in US Dollars)

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

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009
 (Stated in US Dollars)

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2010	2009
Cash Flow from Operating Activities
Cash Received from Customers	$106,198,578	$77,375,752
Cash Paid to Suppliers & Employees	(92,974,336)	(88,979,080)
Interest Received	178,060	341,071
Interest Paid	(5,314,683)	(3,120,614)
Taxes Paid	(563,826)	(943,810)
Miscellaneous Receipts	513,604	226,798
Cash Provided by operating activities – continuing operations	8,037,397	(15,099,883)
Cash Provided by operating activities – discontinued operations	531,029	(316,629)
Cash Sourced/(Used) in Operating Activities	8,568,426	(15,416,512)

Cash Flows from Investing Activities
Cash Released/(Invested in) Restricted Time Deposits	(22,839,987)	5,420,669
Payments for Purchases and Construction of Plant & Equipment	(8,285,290)	(1,862,110)
Payments for Deposits	(15,124)	-
Cash Used in investing activities – continuing operations	(31,140,401)	3,558,559
Cash Used in investing activities – discontinued operations	(546,066)	(636,360)
Cash Sourced/(Used) in Investing Activities	(31,686,467)	2,922,199

Cash Flows from Financing Activities
Proceeds from Bank Loans and Notes	93,635,621	45,299,293
(Repayment of Bank Loans and Notes)	(46,413,813)	(35,516,129)
Dividends Paid	(727,129)	(193,804)
Cash provided by financing activities – continuing operations	46,494,679	9,589,360
Cash provided by financing activities – discontinued operations	(344,439)	344,439
Cash Sourced/(Used) in Financing Activities	46,150,240	9,933,799

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – continuing operations	23,391,675	(1,951,964)
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – discontinued operations	(359,476)	(608,550)
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	23,032,199	(2,560,514)

Effect of Currency Translation – continuing operations	3,093,750	(176,370)
Effect of Currency Translation – discontinued operations	459,246	326,775
	3,552,995	150,405

Cash & Cash Equivalents at Beginning of Period - continuing operations	370,892	2,499,227
Cash & Cash Equivalents at Beginning of Period - discontinued operations	36,502	318,277
	407,394	2,817,504

Cash & Cash Equivalents at End of Period - continuing operations	26,856,317	370,892
Cash & Cash Equivalents at End of Period - discontinued operations	136,272	36,502
Cash & Cash Equivalents at End of Period	$26,992,589	$407,394
See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009
(Stated in US Dollars)

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2010	2009
Net Income	$3,206,348	$8,462,206

Adjustments to Reconcile Net Income to
Net Cash Provided by / <Used in> Operating Activities :

Stock Penalties	-	1,153,439
Stock Compensation	38,382	-
Expense for warrant recapitalization	3,103,919	-
Amortization	400,043	407,659
Depreciation	2,623,082	2,088,002
Decrease/(Increase) in Notes Receivable	(237,670)	(28,520)
Decrease/(Increase) in Accounts Receivable	4,257,483	(12,475,345)
Decrease/(Increase) in Other Receivable	(11,606,602)	(2,965,288)
Decrease/(Increase) in Inventory	4,691,087	(5,046,563)
Decrease/(Increase) in Advances to Suppliers	(10,825,245)	(4,341,647)
Decrease/(Increase) in Advances to Employees	20,624	(153,313)
Decrease/(Increase) in Prepaid Expenses	926,062	(836,350)
Decrease/(Increase) in Prepaid Taxes	544,699	58,560
Decrease/(Increase) in Deferred Tax Asset	(726,399)	(749,031)
Increase/(Decrease) in Accounts Payable	1,694,460	(371,621)
Increase/(Decrease) in Taxes Payable	7,331,147	2,060,400
Increase/(Decrease) in Other Payable	393,355	(3,480,280)
Increase/(Decrease) in Accrued Liabilities	(638,457)	718,830
Increase/(Decrease) in Customer Deposits	3,372,108	82,350

Total of all adjustments	5,362,078	(23,878,718)

Net Cash Provided by Operating Activities	$8,568,426	$(15,416,512)

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
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

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
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

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in the U.S. and the PRC.

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
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

Annually, the Company reviews the intangible assets for impairment, in accordance with ASC 350 Impairment of Long-Lived Assets.  The company considers whether the estimated future benefits of the technical licenses and trademarks will be fully realized over the course of their estimated useful lives.  If the technical licenses become obsolete, or trademarks are unsuccessfully defended against infringement by third-parties, the Company will consider future cash flows and relevant factors to quantify the level of impairment and record impairment adjustments accordingly.  The Company has not yet recognized any impairment upon the intangible assets.

(j)	Land Use Rights

The Company carries land use rights at cost less accumulated amortization.  Land use rights are amortized straight-line over the useful life of 50 years for the Wuhan Blower and Wuhan Generating campus, and of 30 years for the Wuhan Sungreen campus.

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type.  Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale.  The Company considers annually whether these assets are impaired.  The Company makes its determinations based on various factors that impact those assets.  For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future.  Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company.  Equipment used for production, which undergo regular maintenance, are assessed annually.  The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company.  Based on its review, the Company believes that, as of December 31, 2010 and 2009, there were no significant impairments of its long-lived assets.

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
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

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
 (Stated in US Dollars)

(o)	Advertising expenses

All advertising costs are expensed as incurred.

(p)	General & Administrative Expenses

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

	December 31,	December 31,
Exchange Rates	2010	2009
Year end RMB : US$ exchange rate	6.61180	6.83720
Average 12-month RMB : US$ exchange rate	6.77875	6.84088

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
 (Stated in US Dollars)

Effective January 1, 2009, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized.  For the year ended December 31, 2010, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
 (Stated in US Dollars)

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
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

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13,”Compensation-Stock Compensation” (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

(bb)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s Wuhan Sungreen operations as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information related to discontinued operations is included in Note 21 and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.

3.	RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure banking facilities, which are comprised of loans and notes payables in addition to other collateral.

4.	NOTES RECEIVABLE

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$251,066	$15,124
Less: Allowance for Bad Debts	-	-
	$251,066	$15,124

As of December 31, 2009	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$12,432	$16,088
Less: Allowance for Bad Debts	-	-
	$12,432	$16,088

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
 (Stated in US Dollars)

Notes Receivable are typically in the form of bank drafts from customers.  Bank drafts are liquid instruments that can be either (a) endorsed to the Company’s vendors, or (b) discounted to the Company’s own bank.  The Company chooses to carry these instruments as notes receivable instead of cash primarily because of the associated time element of these notes, as they typically mature in the future; therefore, these bank drafts represent different risk and reward characteristics.

5.      ACCOUNTS RECEIVABLE
As of December 31, 2010	Continuing	Discontinued
	Operations	Operations

Total Accounts Receivable-Trade	$52,090,503	$230,253
Less: Allowance for Bad Debt	(2,604,525)	(11,513)
	$49,485,978	$218,740

Allowance for Bad Debts
Beginning Balance	$(2,831,131)	$(8,985)
Allowance Provided	(4,423,656)	(2,528)
Less: Bad Debt Written Off	4,650,262	-
Ending Balance	$(2,604,525)	$(11,513)

As of December 31, 2009	Continuing	Discontinued
	Operations	Operations
Total Accounts Receivable-Trade	$56,622,620	$179,697
Less: Allowance for Bad Debt	(2,831,131)	(8,985)
	$53,791,489	$170,712

Allowance for Bad Debts
Beginning Balance	$(3,132,693)	$-
Allowance Provided	(1,564,550)	(8,985)
Less: Bad Debt Written Off	1,866,112	-
Ending Balance	$(2,831,131)	$(8,985)

6.	INVENTORY

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations

Raw Materials	$5,469,632	$348,202
Work in Progress	517,300	361,423
Finished Goods	3,880,369	362,457
	$9,867,301	$1,072,082

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
 (Stated in US Dollars)

As of December 31, 2009	Continuing	Discontinued
	Operations	Operations

Raw Materials	$4,756,742	$181,795
Work in Progress	8,150,520	168,833
Finished Goods	1,869,338	503,242
	$14,776,600	$853,870

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $322,205 and $342,829 as of December 31, 2010 and 2009, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts.  These advances are deducted from future sales commissions earned by these salespeople.  In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

As of December 31, 2010			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Buildings	$14,071,788	$8,989,251	$23,061,039	$-
Machinery & Equipment	2,023,674	12,907,608	14,931,282	2,090,150
Furniture & Fixtures	391,080	29,107	420,187	8,715
Auto	766,557	252,710	1,019,267	15,088
Other	77,185	-	77,185	-
	17,330,284	22,178,676	39,508,960	2,113,954
Less: Accumulated Depreciation
Buildings	(2,774,599)	(455,532)	(3,230,131)	-
Machinery & Equipment	(1,024,876)	(3,612,816)	(4,637,692)	(393,816)
Furniture & Fixtures	(320,101)	(9,396)	(329,497)	(3,449)
Auto	(579,450)	(78,998)	(658,448)	(3,109)
Other	(36,072)	-	(36,072)	-
	(4,735,098)	(4,156,742)	(8,891,840)	(400,374)

Property, Plant, & Equipment, Net	12,595,186	18,021,934	30,617,120	1,713,580

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

As of December 31, 2009			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Buildings	$13,192,892	$8,692,905	$21,885,797	$-
Machinery & Equipment	1,908,216	12,343,760	$14,251,976	2,020,846
Furniture & Fixtures	367,993	16,666	$384,659	6,607
Auto	678,290	267,044	$945,334	7,313
Other	74,933	-	$74,933	-
	16,222,324	21,320,375	$37,542,699	2,034,766
Less: Accumulated Depreciation
Buildings	(2,237,889)	(165,239)	(2,403,128)	-
Machinery & Equipment	(811,808)	(2,352,315)	(3,164,123)	(219,212)
Furniture & Fixtures	(278,719)	(6,047)	(284,766)	(1,811)
Auto	(487,616)	(86,651)	(574,267)	(579)
Other	(21,245)	-	(21,245)	-
	(3,837,277)	(2,610,252)	(6,447,529)	(221,602)

Property, Plant, & Equipment, Net	$12,385,047	$18,710,123	$31,095,170	$1,813,164

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

The Company’s original plans for the acquired campus of Wuhan Sungreen included the following buildings:

	Square Feet	Square Meters
Workshop 1	136,131	12,647.00
Workshop 2	90,363	8,395.00
Workshop 3	95,777	8,898.00
Dormitories	67,662	6,286.08
Commercial Shops	5,285	491.00
Warehouse	102,155	9,490.60
Office Buildings	152,994	14,213.64
	650,367	60,421.32

The local government approved the architectural plans for all of the buildings. Currently Workshop 1, Warehouse, Dormitories, and Commercial Shops have not been built.  The Office Building structure, Workshop 2 and Workshop 3 have been fully built.  As of December 31, 2010, the Company has ceased any further construction on the campus of Wuhan Sungreen in anticipation of the disposal of the subsidiary.

9.	LAND USE RIGHTS

At December 31, 2010		Wuhan	Total	Total
	Wuhan	Generating	Continuing	Discontinued
Category of Asset	Blower	Equipment	Operations	Operations
Land Use Rights	$2,274,350	$-	$2,274,350	$10,857,754
Less: Accumulated Amortization	(328,672)	-	(328,672)	(649,387)
Land Use Rights, Net	$1,945,678	$-	$1,945,678	$10,208,367

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

At December 31, 2009		Wuhan	Total	Total
	Wuhan	Generating	Continuing	Discontinued
Category of Asset	Blower	Equipment	Operations	Operations
Land Use Rights	$2,199,372	$-	$2,199,372	$10,499,810
Less: Accumulated Amortization	(276,049)	-	(276,049)	(349,994)
Land Use Rights, Net	$1,923,323	$-	$1,923,323	$10,149,816

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

The parcel of land purchased in the asset acquisition and now carried on the books of Wuhan Sungreen totals 792,547 square feet (73,630.05 square meters).  The land will be used for Wuhan Sungreen’s office building, workshops, and dormitories.  The land use right will be amortized over 30 years.

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

The assets reported under the construction in progress account relate to various projects at the Company’s operating subsidiaries.  All of the construction projects at Wuhan Blower have been substantially completed. The assets have been put into use.  Accordingly, the assets have been moved to the property, plant, and equipment account.  Construction projects at Wuhan Generating include a new workshop, office building and the installation of equipment in the workshop.  The workshop was completed in the beginning of 2009.  All equipment had been fully installed and operational by the end of the second quarter of 2010.  The structure of the office building has been substantially completed; however, the necessary construction of the interior to bring the building into use has been temporarily suspended.  The Company is evaluating its current resources and will provide an expected completion date when it believes sufficient resources are available to complete the construction.

The following table details the assets that are accounted for in the Construction-in-Progress account at December 31, 2010 and 2009:

December 31,		Total	Total
2010		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	7,562	-
Wuhan Blower	Testing Facility	907	-
Wuhan Blower	Badminton Courts	24,955	-
Wuhan Blower	Technological Remodeling	431,442
Wuhan Generating	Capitalized Interest	34,373	-
Wuhan Generating	Equipment Requiring Installation	5,897,878	-
Wuhan Generating	Generating Workshop	5,974,192	-
Wuhan Sungreen	Landscaping	-	151,266
Wuhan Sungreen	Workshop	-	5,016,504
Wuhan Sungreen	Office Building	-	6,052,372
Wuhan Sungreen	Utility Systems Setup	-	1,058,713
		$12,371,309	$12,278,855

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

December 31,		Total	Total
2009		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Badminton Courts	24,133	-
Wuhan Generating	Capitalized Interest	67,562	-
Wuhan Generating	Equipment Requiring Installation	2,528,256	-
Wuhan Generating	Generating Office Building	3,427,899	-
Wuhan Generating	Miscellaneous	4,429	-
Wuhan Sungreen	Landscaping	-	146,280
Wuhan Sungreen	Workshop	-	4,849,588
Wuhan Sungreen	Office Building	-	5,792,300
Wuhan Sungreen	Utility Systems Setup	-	1,023,810
		$6,052,279	$11,811,978

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	At	At
	December 31,	December 31,
	2010	2009
Category of Asset
Trademarks	$109,653	$106,038
Mitsubishi License	313,213	302,888
Tianyu CAD License	4,093	3,958
Sunway CAD License	17,393	16,820
Microsoft License	12,639	12,222
	456,991	441,926

Less: Accumulated Amortization
Trademarks	(69,761)	(62,160)
Mitsubishi License	(189,397)	(152,862)
Tianyu CAD License	(2,773)	(2,287)
Sunway CAD License	(5,787)	(3,915)
Microsoft License	(9,436)	(7,904)
	(277,154)	(229,128)

Intangible Assets, Net	$179,837	$212,798

The weighted average amortization period for the Company’s intangible assets at December 31, 2010 and 2009 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

The discontinued operations do not have any intangible assets.

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at December 31, 2010 and 2009 for the Company’s bank loans and notes payable.

Continuing Operations
				Interest	At	At
				Rate Per	December 31,	December 31,
Subsidiary	Type	Name of Creditor	Due Date	Annum	2010	2009
Short-term
Wuhan Blower	Bank Loans	Standard Chartered Bank	12/16/2013	9.40%	-	7,094,145
Wuhan Blower	Bank Loans	China Citic Bank	4/19/2010	5.31%	-	3,656,467
Wuhan Blower	Bank Loans	Bank of China Ltd.	3/2/2010	5.40%	-	804,423
Wuhan Blower	Bank Loans	Guangdong Development Bank	6/15/2010	6.37%	-	1,608,846
Wuhan Blower	Bank Loans	Agricultural Bank of China	8/6/2010	5.84%	-	7,312,935
Wuhan Blower	Bank Loans	Hankou Bank	7/5/2010	4.43%	-	833,675
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	19,298,829	-
Wuhan Blower	Bank Loans	Hankou Bank	7/27/2011	5.31%	6,049,790	-
Wuhan Blower	Bank Loans	Hankou Bank	9/30/2011	5.31%	756,224	-
Wuhan Blower	Bank Loans	Hankou Bank	10/11/2011	5.31%	2,268,671	-
Wuhan Blower	Bank Loans	Wuhan Rui Sheng Feng Investment Co., Ltd.	4/8/2011	9.60%	2,268,671	-
Wuhan Blower	Bank Loans	Wuhan Zhong Jing Petty Loan Co., Ltd.	5/31/2011	20.40%	1,134,336	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2011	18.00%	1,512,447	-
Wuhan Generating	Bank Loans	Standard Chartered Bank	12/17/2012	9.40%	-	2,925,714
Wuhan Generating	Bank Loans	Hankou Bank	10/13/2010	5.31%	-	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	1,462,587
Wuhan Generating	Bank Loans	Bank of Communications	12/23/2010	5.67%	-	1,462,587
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.36%	4,537,342	-
Wuhan Generating	Bank Loans	Hankou Bank	10/19/2011	5.36%	1,512,447	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	4/27/2011	6.37%	9,074,685	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/19/2011	5.35%	1,512,448	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/22/2011	5.35%	6,503,524	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/26/2011	5.35%	1,209,958	-

Total				Total	57,639,372	28,623,966

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

Notes Payable
Wuhan Blower	Notes Payable	Standard Chartered Bank	4/21/2010	-	1,828,234
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/3/2010	-	417,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	3/18/2010	-	1,462,047
Wuhan Blower	Notes Payable	Standard Chartered Bank	2/11/2010	-	731,294
Wuhan Blower	Notes Payable	Bank of Communications	1/24/2010	-	892,178
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	756,224	-
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	756,223	-
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	756,224	-
Wuhan Generating	Notes Payable	Bank of Communications	1/6/2010	-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/12/2010	-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/17/2010	-	1,462,587
Wuhan Generating	Notes Payable	Bank of Communications	1/22/2010	-	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/13/2010	-	1,462,587
Wuhan Generating	Notes Payable	Hankou Bank	4/21/2010	-	530,188
Wuhan Generating	Notes Payable	Hankou Bank	4/26/2010	-	917,773
Wuhan Generating	Notes Payable	Bank of Communications	4/8/2010	-	3,948,985
Wuhan Generating	Notes Payable	Hankou Bank	4/12/2011	1,512,447	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/8/2011	3,024,895	-
Wuhan Generating	Notes Payable	Hankou Bank	4/20/2011	1,512,448	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	3,024,895	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	3,024,895	-

Total				14,368,251	18,040,681

Total Short Term Bank Loans and Notes				$72,007,623	$46,664,647

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

Long-term
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,176,140	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	2,571,161	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/17/2012	5.40%	9,830,908	-
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	5.81%	4,537,342	-
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	5.81%	1,512,448	-

Total Long Term Bank Loans and Notes					21,627,999	-

Discontinued Operations
Wuhan Sungreen	Notes Payable	Various vendors and individuals	On Demand		-	93,066

Banking facilities extended by the Hankou Bank were secured by the Company’s and Wuhan Sungreen’s mortgage of real property and Hubei Di Long Industrial Group’s mortgage of real property in 2010.

The loan from Wuhan Rui Sheng Feng Investment Co., Ltd was guaranteed by Wuhan Generating and Wuhan Sungreen.

The loan from Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd was guaranteed by Wuhan Generating’s equity pledge, and guaranteed by Wuhan Generating, Wuhan Sungreen and Jie Xu.

The loan from Wuhan Zhong Jing Petty Loan Co Ltd is guaranteed by Wuhan Blower, Jie Xu, and Fengping Li.

The loan from China Construction Bank is secured by the company’s real property and land.

Wuhan Blower’s loan from Agricultural Bank of China is secured by the Company’s real property and the Company equity interest in Wuhan Generating.  To add further credit enhancements, Hubei Zhongzhou Investment Company has guaranteed $2,571,161 of this loan, the remaining balance of $9,830,908 has been guaranteed by Hubei Huaguang International Trade Co., Ltd.

Wuhan Generating’s loan from Agricultural Bank of China is secured by Hubei Libang Investment and Guaranty Co., Ltd, and Hubei Huaguang International Trade Co., Ltd.

Wuhan Generating’s loan from Industrial Bank Co., Ltd is guaranteed by Jie Xu, Hongsheng Xu, and Wuhan Blower.

Banking facilities extended by the CITIC Industrial Bank, Bank of Communication, Guangdong Development Bank and Agricultural Bank of China were secured by the Company’s mortgage of real property.

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

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

The following table summarizes the activity related to the Company’s product warranty liability for the years ended December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009

Balance at beginning of period	$1,469,358	$1,154,613
Adjustment
Accruals for current & pre-existing warranties issued during period	541,533	371,764
Less: Settlements made during period	(73,664)	(57,019)
Less: Reversals and warranty expirations	-	-
Balance at end of year	$1,937,227	$1,469,358

There was no outstanding warranty liability for discontinued operations.

14.	CAPITALIZATION

The Company’s outstanding securities at December 31, 2010 are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	28,327,607	N/A	N/A
Series A Preferred	6,241,453	2/7/2007	N/A
Series B Preferred	6,354,078	9/5/2009	N/A
Series A Warrants	2,240,085	2/7/2007	2/6/2012
Series B Warrants	1,802,575	2/7/2007	2/6/2012
Series C Warrants	635,710	2/7/2007	2/6/2017
Series AA Warrants	617,253	2/7/2007	2/6/2017
Series BB Warrants	382,145	2/7/2007	2/6/2017
Series JJ Warrants	636,908	2/7/2007	2/6/2017
Series J Warrants	-	2/7/2007	11/7/2008
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	1/2/2008	1/2/2018
Options Issued to Directors	160,000	3/10/2010	3/10/2020
Total Shares on Fully Diluted Basis	47,477,814

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock (the “Series A Preferred Stock”) is convertible into shares of the Company’s common stock on a one-for-one basis.  Holders of Series A Preferred Stock are entitled to a dividend equal to 5% per annum of the amount invested, subject to adjustment.  These dividends are payable quarterly.  In the event of a voluntary or involuntary liquidation, holders of Series A Preferred Stock are entitled to a liquidation preference of $2.33 per share.  This amount is in excess of the stock’s par value of $0.0001.  The Series A Preferred Stock is cumulative, non-participating, and non-redeemable, and as such, there is no related sinking fund.  On or after February 5, 2010, the Series A Preferred Stock will be mandatorily converted into common stock if the Company’s common stock achieves certain price and volume requirements.

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
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

Warrant Recapitalization

On December 13, 2010, the Company entered into a series of agreements designed to reduce the overhang of the Company’s Series A, B, C, AA, BB and JJ warrants and to simplify the Company’s capital structure.

With respect to the Series A and Series B warrants, each Series A and Series B warrant holder was given the option to (i) sell all or part of such holder’s warrant to Fame Good International Limited, the Company’s controlling stockholder (“Fame Good”), for $0.50 per share of warrant stock pursuant to a Warrant Purchase Agreement entered into by and among the Company, Fame Good and certain warrant holders (the “Warrant Purchase Agreement”) and/or (ii) exchange all or part of such holder’s warrant for the issuance by the Company of 0.5 shares of the Company’s common stock, par value $0.0001 per share, per share of warrant stock pursuant to a Warrant Exchange Agreement entered into by and among the Company and certain warrant holders (the “Series A and B Warrant Exchange Agreement”).  The director and controlling stockholder of Fame Good is Mr. Xu Jie, who currently serves as the Chairman of the Company.

The Series A and Series B warrant holders sold warrants to purchase an aggregate of 3,913,905 shares of common stock to Fame Good under the Warrant Purchase Agreement and exchanged warrants to purchase an aggregate of 9,865,222 shares of common stock with the Company under the Series A and B Warrant Exchange Agreement.  The warrant purchase closed on December 13, 2010, and the warrant exchange with the Series A and Series B warrant holders, other than Fame Good, closed on the same date.  In total, the Company issued 4,932,609 shares of common stock in connection with the recapitalization of the Series A and Series B warrants.  This amount includes 1,956,952 shares of common stock issued to Fame Good upon the exchange of the warrants that it purchased from certain Series A and B warrant holders.  The Company closed on the warrant exchange with Fame Good on January 21, 2011.

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

With respect to its Series C, AA, BB and JJ warrants, the Company entered into a Warrant Exchange Agreement with Fame Good and all of the Series C, AA, BB and JJ warrant holders (the “Series C, AA, BB and JJ Warrant Exchange Agreement”) pursuant to which the Company exchanged all of the outstanding Series C, AA, BB and JJ warrants for the issuance by the Company of (i) 1.372921615 shares of the Company’s common stock per share of Series C warrant stock; (ii) 0.8203 shares of the Company’s common stock per share of Series AA and Series BB warrant stock; and (iii) 0.8288 shares of the Company’s common stock per share of Series JJ warrant stock.  The Company closed on the warrant exchange with the Series C, AA, BB and JJ warrant holders on January 21, 2011.  The Company issued 2,220,456 shares of common stock to the Series C, AA, BB and JJ warrant holders at this closing.

Upon completion of the warrant recapitalization on January 21, 2011, the Company had 32,505,000 shares of common stock outstanding.  After the completion of the transactions, the Company had one Series A warrant outstanding representing the right to purchase 128,755 shares of the Company’s common stock.  The Company no longer has any Series B, C, AA, BB or JJ warrants outstanding.

15.	COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered Paid-in capital.  The Company had future unfunded commitments, as provided below.

	December 31,	December 31,
	2010	2009
Unadjusted Registered Capital in PRC	$52,575,256	$52,575,256
50% maximum thereof	26,287,628	26,287,628

Less: Amounts Appropriated to Statutory Reserve	(4,563,593)	(4,563,593)
Unfunded Commitment	$21,724,035	$21,724,035

16.	INCOME TAXES

On February 7, 2007, income from the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, this tax is deferred until foreign source income is repatriated to the Company from earnings and profits after foreign income taxes, which has not yet occurred.

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.  As a business incentive, the Company was approved as a foreign investment enterprise in March 2007, and in accordance with the relevant regulations regarding the favorable tax treatment for a foreign investment enterprise, the Company was entitled to a two-year tax exemption followed by a three-year half exemption.  For the years ended December 31, 2008 and 2007, the Company was still within the two year tax exemption period, and accordingly, made no provision for income taxes.  For the years ended December 31, 2010 and 2009, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

Income before taxes and the provision for taxes consists of the following:

	December 31, 2010	December 31, 2009
Income (loss) before taxes:
US Federal	$(5,681,700)	$(2,475,455)
US State
BVI	(2,360)	(27,927)
PRC	10,412,529	13,265,934
Total income before taxes from continuing operations	4,728,469	10,762,552

Income (Loss) before taxes from discontinued operation	(286,109)	(853,147)
Total income before taxes	$4,442,360	$9,909,405

Provision for taxes:
Current:
U.S. Federal	-	-
U.S. State	-	-
BVI	-	-
PRC	1,922,215	2,195,827
Provision for taxes from continuing operations	1,922,215	2,195,827

Provision for taxes from discontinued operations	-	-

Currency effect	-	404
	$1,922,215	$2,196,231

Deferred:
U.S. Federal	-	-
U.S. State	-	-
BVI	-	-
PRC	(620,649)	(537,876)
Deferred taxes from continuing operations	(620,649)	(537,876)
Total provision for taxes from continuing operations	1,301,566	1,658,241

Deferred taxes from discontinued operations	(70,986)	(211,155)
Currency effect	(1,792)	114
Total provision for taxes from discontinued operations	1,228,788	1,447,200

Total provision for taxes	$1,228,788	$1,447,200
Effective tax rate	27.71%	14.60%

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets
Beginning balance – continuing operations	$537,876	$-
Current year additions resulting bad debt expense & warranty accrual expense – continuing operations	620,649	537,876
Reversals – continuing operations	-	-
Valuation allowance – continuing operations	-	-
Foreign currency effect – continuing operations	34,007	-
Ending balance – continuing operations	1,192,532	537,876

Beginning balance – discontinued operations	211,155	-
Current year additions resulting bad debt expense & warranty accrual expense – discontinued operations	72,778	211,155
Reversals – discontinued operations	-	-
Valuation allowance – discontinued operations	(8,234)	-
Foreign currency effect – discontinued operations	7,199
Ending balance – discontinued operations	282,898	211,155

Beginning balance – continuing operations	$537,876	$-
Beginning balance – discontinued operations	211,155	-
Beginning balance	749,031	-

Ending balance – continuing operations	1,192,532	537,876
Ending balance – discontinued operations	282,898	211,155
Ending balance	1,475,430	749,031

Total deferred tax assets	1,475,430	749,031
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	$1,475,430	$749,031
Reported as:
Current deferred tax assets	1,475,430	749,031
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$1,475,430	$749,031

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the years ended December 31, 2010 and 2009 are shown in the following table:

	2010	2009
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	-9.00%	-9.00%
Accruals in foreign jurisdictions	15.26%	2.10%
Tax holiday	-12.50%	-12.50%
Effective tax rate	27.76%	14.60%

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2010	2009
Basic Earnings Per Share Numerator
Net Income	$3,206,348	$8,462,206
Income from Continuing Operations	3,426,903	9,104,311
Income (Loss) from Discontinued Operations	(220,555)	(642,105)
Less:
Preferred Dividends	727,129	727,129
Series A Constructive Preferred Dividend	-	-
Series B Constructive Preferred Dividend	-	-
Income Available to Common Stockholders	2,479,219	7,735,077
Income from Continuing Operations Available to Common Stockholders	2,699,774	8,374,182
Income (Loss) from Discontinued Operations Available to Common Stockholders	(220,555)	(642,105)

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$2,479,219	$7,735,077
Income from Continuing Operations Available to Common Stockholders	2,699,774	8,374,182
Income (Loss) from Discontinued Operations Available to Common Stockholders	(220,555)	(642,105)
Add:
Constructive Preferred Dividends	-	-
Preferred Dividends	727,129	727,129
Income Available to Common Stockholders on Converted Basis	$3,206,348	$8,462,206
Income from Continuing Operations Available to Common Stockholders on Converted Basis	3,426,903	9,101,311
Income (Loss) from Discontinued Operations Available to Common Stockholders on Converted Basis	(220,555)	(642,105)

Original Shares:
Additions from Actual Events
- Issuance of Common Stock	25,351,950	24,752,802
- Conversion of Series A Preferred Stock into Common Stock	118,512	-
- Conversion of Series B Preferred Stock into Common Stock	60,843	-
- Issuance of Common Stock resulting from the Exercise of Warrants	-	40,355
- Issuance of Penalty Shares	-	382,869
Basic Weighted Average Shares Outstanding	25,531,305	25,176,026

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock*	-	6,241,453
- Conversion of Series B Preferred Stock	6,354,078	6,354,078
- Exercise of Investor Warrants & Placement Agent Warrants	-	38,881
- Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	31,885,383	37,810,438

Earnings Per Share
Basic-Net Income	$0.10	$0.31
-Income from Continuing Operations	0.11	0.33
-Income (Loss) from Discontinued Operations, net of taxes	(0.01)	(0.02)
Diluted-Net Income (Loss)	0.10	0.22
-Income from Continuing Operations	0.11	0.24
-Income (Loss) from Discontinued Operations, net of taxes	$(0.01)	$(0.02)

Weighted Average Shares Outstanding
- Basic	25,531,305	25,176,026
- Diluted	31,885,383	37,810,438

* Potentially anti-dilutive

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

18.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating, and Wuhan Sungreen.  Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers.  Wuhan Generating is primarily engaged in the design, manufacture, installation, and service of power generating equipment.  Wuhan Sungreen is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.  Below is a presentation of the Company’s results of operations and financial position for its operating subsidiaries at December 31, 2010 and 2009, and for the years then ended.

Results of Operations	Continuing Operations				Discontinued Operations
For the year ended			Company,
December 31, 2010	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Sales	$61,224,509	$49,560,941	$(473,011)	$110,312,439	$913,564
Cost of Sales	46,647,067	37,775,035	(473,011)	$83,949,091	688,498
Gross Profit	14,577,442	11,785,906	-	26,363,348	225,066

Operating Expenses	9,735,401	2,852,069	4,343,605	16,931,075	587,418

Other Income (Expenses)	(2,883,616)	(479,732)	(1,340,456)	(4,703,804)	69,019

Earnings before Taxes	1,958,425	8,454,105	(5,684,061)	4,728,469	(293,333)

Taxes	244,803	1,056,763	-	1,301,566	(72,778)

Net Income	$1,713,622	$7,397,342	$(5,684,061)	$3,426,903	$(220,555)

Financial Position	Continuing Operations				Discontinued Operations
At			Company,
December 31, 2010	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	108,416,229	78,574,662	(16,710,623)	170,280,268	1,756,460
Non Current Assets	49,946,631	29,928,377	(33,620,345)	46,254,663	24,215,927
Total Assets	158,362,860	108,503,039	(50,330,968)	216,534,931	25,972,387

Current Liabilities	60,311,282	56,290,083	(9,315,323)	107,286,042	726,232
Total Long Term Liabilities	15,578,209	6,049,790	-	21,627,999	-
Total Liabilities	75,889,491	62,339,873	(9,315,323)	128,914,041	726,232

Net Assets	82,473,369	46,163,166	(41,015,645)	87,620,890	25,246,155

Total Liabilities & Net Assets	158,362,860	108,503,039	(50,330,968)	216,534,931	25,972,387

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

Results of Operations	Continuing Operations				Discontinued Operations
			Company,
For the year ended	Wuhan	Wuhan	UFG,		Wuhan
December 31, 2009	Blower	Generating	Adjustments	Total	Sungreen
Sales	$48,160,348	$44,176,236	$-	92,336,584	$743,171
Cost of Sales	36,981,602	32,127,881	-	69,109,483	611,145
Gross Profit	11,178,746	12,048,356	-	23,227,102	132,026

Operating Expenses	5,467,358	1,918,573	1,349,943	8,735,874	838,357

Other Income (Expenses)	(2,080,210)	(495,027)	(1,153,439)	(3,728,676)	(146,816)

Earnings before Taxes	3,631,178	9,634,756	-	13,265,934	(853,147)

Taxes/(Deferred Tax Benefit)	453,897	1,204,345	-	1,658,242	(211,042)

Net Income	$3,177,281	$8,430,412	$(2,503,382)	9,104,311	$(642,105)

Financial Position	Continuing Operations				Discontinued Operations
At			Company,
December 31, 2009	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	76,072,289	58,026,006	(26,049,354)	108,048,941	1,606,646
Non Current Assets	48,160,407	24,738,269	(32,511,993)	40,386,683	23,774,958
Total Assets	124,232,696	82,764,275	(58,561,347)	148,435,624	25,381,604

Current Liabilities	39,083,033	41,069,298	(21,760,479)	58,391,852	1,279,778
Total Long Term Liabilities	7,094,145	4,387,761	-	11,481,906	-
Total Liabilities	46,177,178	45,457,059	(21,760,479)	69,873,758	1,279,778

Net Assets	78,055,518	37,307,216	(36,800,868)	78,561,866	24,101,826

Total Liabilities & Net Assets	124,232,696	82,764,275	(58,561,347)	148,435,624	$25,381,604

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

The amounts carried in the column for the Company, UFG and adjustments reflect the corporate expenses of the Company and its wholly owned subsidiary, Universe Faith Group Limited, which has no operations and only serves to hold the Company’s operating subsidiaries. The corporate expenses include the costs for professional fees related to corporate matters and compliance efforts.  The majority of the costs are directly a result of the Company being a U.S. public company.  The Company believes that these costs are not costs which are directly attributable to the operations of our operating segments and thus any allocation of these costs would be discretionary and may misrepresent the performance of the Company’s operating segments.  Intercompany eliminations have not been applied to each individual operating segment for the purposes of reporting the results of operations and the financial position of each operating segment.  The adjustments represent the eliminations necessary to consolidate the financial statements.  See Note 2(b) - Consolidation.

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

For the years ended December 31, 2010 and 2009, the Company recorded $38,382 and $0 of stock compensation expense, respectively.  The entire stock option compensation expenses were recorded as general and administrative expenses given the nature of the work contribution of the grantees.

The range of the exercise prices of the outstanding stock options are shown in the following table:

Price Range	Number of Shares
$ 0 - $9.99	240,000 shares
$ 10.00 - $19.99	0 shares
$ 20.00 - $29.99	0 shares

The Company has not accrued or realized tax benefit related to the expense of stock options in the United States because it does not currently have a plan to repatriate its earnings.

The Company used the Black-Scholes Model to value the options granted.  The following shows the weighted average fair value of the grants as of December 31, 2010 and 2009 and the assumptions that were employed in the model:

	2010	2009
Weighted-average fair value of grants:	$0.27	$0.00
Risk-free interest rate:	3.30%	2.69%
Expected volatility:	4.07%	7.51%
Expected life in months:	114.00	95.50

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

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

21.	DISCONTINUED OPERATIONS

In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet requirements of its business plan. On December 29, 2010, the Company classified its subsidiary Wuhan Sungreen as a discontinued operation.  Accordingly, Wuhan Sungreen’s operations have been classified as discontinued operations in the consolidated statements of income and cash flows and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets. The Company reviewed its Wuhan Sungreen assets and plans to sell these assets for approximately $20 million before 2012.  Proceeds from the sales of Wuhan Sungreen assets will be used for working capital for Wuhan Blower and Wuhan Generating and potentially purchasing of equipment.

In accordance with SFAS No. 144 (ASC 360-10), “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), the results of Wuhan Sungreen operations have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. Furthermore, the assets of Wuhan Sungreen have been reclassified as held for sale in the Balance Sheet for prior periods. On December 29, 2010, the Company assessed its long-lived assets in Wuhan Sungreen based on the best estimation per the revenue guidance and current profit gross margin and determined that no write-down is necessary because undiscounted cash flow is substantially more than the carrying values of the assets.

The following table summarizes the amounts included in income/(loss) from discontinued operations for all periods presented. These revenues and expenses were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Discontinued Operations	2010	2009
For the year ended	Wuhan	Wuhan
	Sungreen	Sungreen
Sales	$913,564	$743,171
Cost of Sales	688,498	611,145
Gross Profit	225,066	132,026

Operating Expenses	587,418	838,357

Other Income (Expenses)	69,019	(146,816)

Earnings before Taxes	(293,333)	(853,147)

Taxes	(72,778)	(211,042)

Net Income	$(220,555)	$(642,105)

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

The following table summarizes the amounts included in financial position from discontinued operations for all periods presented. These amounts included in financial position were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Financial Position	December 31, 2010	December 31, 2009
At	Wuhan	Wuhan
	Sungreen	Sungreen
Current Assets	$1,756,460	$1,606,646
Non Current Assets	24,215,927	23,774,958
Total Assets	25,972,387	25,381,604

Current Liabilities	726,232	1,279,778
Total Long Term Liabilities	-	-
Total Liabilities	726,232	1,279,778

Net Assets	25,246,155	24,101,826

Total Liabilities & Net Assets	$25,972,387	$25,381,604

The tax effects of temporary differences caused the deferred assets/(liabilities) associated with assets held for sale at December 31, 2010 and 2009 are as follows:

	2010	2009
Non-current deferred tax assets	$291,132	$211,155
Loss carryover items net of valuation allowance	(8,234)	-
Total deferred tax assets	282,898	211,155
Non-current deferred tax liabilities	-	-
Total deferred tax liabilities	-	-
Net deferred tax liabilities	$282,898	$211,155

22.	SUBSEQUENT EVENT

(a.)
The Company entered into a property sales agreement on March 2, 2011 to sell its available for sale real property for an aggregate amount of $1,140,718 (RMB 7,542,202).  The Company received a non-refundable deposit of RMB 4,000,000 on March 2, 2011.  The outstanding balance of RMB 3,542,202 is payable within three months from the contract date.  In the event that the buyer does not consummate the sales transaction, the buyer will be penalized 1% of the outstanding balance daily.

(b.)
On December 13, 2010, the Company entered into a series of agreements designed to reduce the overhang of the Company’s Series A, B, C, AA, BB and JJ warrants and to simplify the Company’s capital structure.  The first closing of the warrant recapitalization occurred on December 13, 2010; the second and final closing occurred on January 21, 2011.  The accompanying financial statements reflect the accounting ramifications of the first closing only.  See Note 14 – Capitalization.

Wuhan General Group (China), Inc.
For the years ended December 31, 2010 and 2009
Notes to Financial Statements
(Stated in US Dollars)

23.	CONTINGENT LIABILITIES

The Company’s Chairman, Mr. Xu Jie, has procured a loan in the amount of USD $7.56 million (RMB 50,000,000) from Huaxia Bank.  The Company’s subsidiary, Wuhan Blower has guaranteed the loan.  The loan is due in May of 2011.  Mr. Xu Jie is responsible to repay the principal and related interest for the loan.