Form 10-K/A
period 2010-12-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2011-05-02
CIK 842694

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

		Page

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	1

Item 11.	Executive Compensation.	8

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	9

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	13

Item 14.	Principal Accountant Fees and Services.	15

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	16

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) of Wuhan General Group (China), Inc. (the “Company”) is being filed with the Securities and Exchange Commission (the “SEC”) to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.  No changes have been made to the Original Report other than the addition of the Part III information and updates to the Exhibit Index.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.  Accordingly, this Amendment should be read in conjunction with the Original Report and our other SEC filings subsequent to the filing of the Original Report. The reference on the cover of the Original Filing to the incorporation by reference of portions of the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders into Part III of the Original Filing is hereby deleted.

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

iii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages as of May 2, 2011 and the positions held by them:

Name	Age	Position
Qi Ruilong	48	Chief Executive Officer, President, Secretary and Director
Philip Lo	44	Chief Financial Officer and Treasurer
Ge Zengke	56	General Manager
Huang Zhaoqi	48	Vice General Manager (Turbine) and Director
Chen Juntao	32	Vice President and
		Vice General Manager (Blower)
Xu Jie	49	Chairman of the Board
David K. Karnes	62	Director
Brian Lin	46	Director
Shi Yu	40	Director
Zheng Qingsong	37	Director

Qi Ruilong, age 48. Chief Executive Officer, President, Secretary and Director of the Company.  Mr. Qi has served as Chief Executive Officer, President, Secretary and director since April 2010.  Mr. Qi has more than 14 years of experience serving as Chief Executive Officer and a senior manager at several multi-million dollar manufacturing organizations in China.  From May 2005 to April 2010, Mr. Qi served as the Chairman and Chief Executive Officer of Zhong Xin Guo Lian Investment LLC, an investment and asset management company based in Beijing, China. From December 2000 to September 2004, Mr. Qi served as Chief Executive Officer of Wuhan Li Nuo Solar Energy LLC, which mainly produces solar thermal conversion materials and solar photovoltaic generation materials. From December 1997 to December 2000, Mr. Qi was employed as the Chief Executive Officer and Vice President of Wuhan Cable (Group) LLC, which was the predecessor company of China Aerospace Times Electronics Co., Ltd. Mr. Qi also served as Vice President of Tian Jing New Giant International Trade LLC from April 1996 to August 1997 and as Manager of China Mechanical Equipment LLC from July 1986 to March 1996. Mr. Qi received a Bachelor’s Degree of Science in mechanical engineering from Tsinghua University in 1986.  As Chief Executive Officer of the Company, Mr. Qi provides the Board with an intimate understanding of the Company’s operations and industry.

Philip Lo, age 44. Chief Financial Officer and Treasurer of the Company.  Mr. Lo has served as Chief Financial Officer and Treasurer of the Company since January 2010.  From April 2009, Mr. Lo has served as an independent non-executive director of Styland Holdings Limited, which engages in the businesses of brokerage and financing, trade, property investment and infrastructure. Also from December 2007, Mr. Lo served as the Managing Director of AW Financial Consultancy Limited, which is in the business of providing financial consulting services. Also, from December 2007 to January 2009, Mr. Lo served as the Chief Financial Officer of Wuhan Zhongye Yangluo Heavy Machinery Co., Ltd., which produces and manufactures steel products in China. From June 2006 to December 2007, Mr. Lo was employed as an Auditing Senior Manager at Albert Wong & Co., a professional accounting firm based in Hong Kong. From December 2005 to April 2006, Mr. Lo served as the Accounting Manager at Ligo Silicone Rubber Technology China, Ltd. Mr. Lo served as the Financial Director of Hang Chi Enterprise Co., Ltd., the holding company of the Wah Fung Group, which is in the knitted fabric manufacturing business, from 1994 to 2005. Mr. Lo received his diploma in accountancy from Hong Kong Shue Yan College in 1989 and a Degree of Bachelor of Commerce in Accountancy with Merit from the University of Wollongong in Australia in 1992. In 1994, Mr. Lo received his CPA Programme of Australian Society of CPAs, Core I, Core II, Management Accounting, Management Information System & Treasury.  Mr. Lo is a member of CPA Australia and the Hong Kong Institute of Certified Public Accountants.  He is fluent in English, Mandarin and Cantonese.

Ge Zengke, age 56. Mr. Ge has served as General Manager of Wuhan General since February 2007. He has served as an executive at Wuhan Generating since January 2006.  Mr. Ge also served as a director of Wuhan General from April 2007 to April 2010.  From 2002 until 2006, Mr. Ge served as General Manager of Wuhan Changli Power Station Equipment Co. Ltd. Throughout his career, Mr. Ge has served as General Manager with several other companies, including Wuhan Qihong Enterprises Development Co., Ltd (a foreign venture) and Wuhan Xiangshuo Science and Technology Co., Ltd. Mr. Ge has served as a Manufacturing Planner, Dispatcher and Director of Wuhan Steam Turbine Generator Plant. He also has served as head of a Generator Plant with Changjiang Energy Group and as Director of Generator Works with the China Chang Jiang Energy Corporation, which later became Wuhan Turbine Works.  Mr. Ge served as a director of the Company from April 2007 to April 23, 2010.

Huang Zhaoqi, age 48.  Mr. Huang has served as a director since April 2009.  Mr. Huang also became Vice General Manager (Turbine) in April 2009.  Prior to this, Mr. Huang held various executive positions, including Assistant President, Director of Administration and Vice General Manager, at Wuhan Blower Co. Ltd. from October 2006 until April 2009.  From 2004 until 2006, Mr. Huang served as the Manager of the Enterprise Administration Department of Kingway Brewery Holdings Limited, a Chinese brewery company listed on the Hong Kong Stock Exchange.  Mr. Huang has over 20 years of engineering and managerial experience.  Mr. Huang holds an MBA from Macau University of Science and Technology.  Mr. Huang’s management and board level experience provides our Board with valuable insight on risk management and our industry.

Chen Juntao, age 32.  Mr. Chen has served as Vice President and Vice General Manager (Blower) since March 2008.  From 2007 to 2008, Mr. Chen served as the Assistant Chairman of the Board of Hubei Bingjing Group and the Administration Director of Wuzhou Construction Material Co., Ltd.  From 2005 to 2007, Mr. Chen served as the Assistant President of Guangdong Lianguan Industry Holding, where he was responsible for the administrative affairs of the company and assisting the President with various marketing, management and financial functions.  From 2003 to 2005, Mr. Chen served as the Executive Assistant to the President and the Vice General Manager of Xiangfan Baimeng Investment Co., Ltd.  Mr. Chen was responsible for work relating to the early development of Huazong Guangcai Great Market, one of the largest real estate businesses in Central China, and for overseeing external affairs with Chinese government authorities during his tenure.  Prior to these positions, Mr. Chen worked with various Chinese law firms and government offices as a lawyer.  Mr. Chen received his law degree from China University of Political Science and Law in 1998 and completed graduate studies in civil law and management of administrative affairs in 2003.

Xu Jie, age 49.  Chairman of the Board.  Mr. Xu has served as Chairman of the Board since February 2007.  From February 2007 to April 2010, Mr. Xu also served as President, Chief Executive Officer and Secretary of the Company. He has over 20 years of production experience, and worked in the Wuhan Blower Works sales department from 1979 until 1998. Mr. Xu is also the controlling stockholder and Director of Fame Good International Limited, which is our controlling stockholder.  As the founder of the Company, Mr. Xu provides the Board with considerable institutional knowledge and an important long-term perspective on the Company and the industry as a whole.

David K. Karnes, age 62. Mr. Karnes has served as a director since April 2007.  Since 1989, Mr. Karnes has served as Of Counsel at the law firm of Kutak Rock, LLP, a multipurpose U.S.-based law firm. His practice areas include banking, finance, governmental relations, real estate, securities, administrative and regulatory law. Since 1989, Mr. Karnes has also served as President and Chief Executive Officer of The Fairmont Group, Inc., a merchant banking and consulting firm. Mr. Karnes is a former U.S. Senator from Nebraska, serving as a member of the Banking, Housing and Urban Affairs Committee, the Agriculture, Nutrition and Forestry Committee and the Small Business Committee. Mr. Karnes also was Chairman and a member of the board of directors of the Federal Home Loan Bank of Topeka.  He is a member of the board of directors and audit committee of Western Community Bancshares, Inc.  Mr. Karnes’ experience in business and government provides the Board with valuable insight in the areas of governmental, regulatory and community affairs.

Brian Lin, age 46. Mr. Lin has served as a director since April 2007. Since October 2006, Mr. Lin has served in various executive positions and on the board of directors of China Fire & Security Group, Inc., a developer and manufacturer of fire safety products in China.  Currently, Mr. Lin serves as Chief Executive Officer at China Fire & Security.  Since January 2006, Mr. Lin has served as Vice President of Sureland Industrial Fire Safety Limited, a leading provider of industrial fire protection systems for industrial clients in China, and a subsidiary of China Fire & Security Group, Inc. Prior to joining Sureland, from 2001 to 2005, Mr. Lin served as Chief Executive Officer and Executive Director of Beijing Linkhead Technologies, a value-added reseller of telecommunications products in China.  Mr. Lin has served as a director of eFuture Information Technology, Inc. since July 2008 and currently serves as the Chairman of its Audit Committee.  Mr. Lin provides the Board and Audit Committee with expertise in the areas of finance, financial reporting, accounting, corporate governance and risk management.

Shi Yu, age 40.  Mr. Shi has served as a director since March 2009.  He has over 20 years of banking and financial management experience.  Since October 2008, Mr. Shi has served as the General Manager of Wuhan Zhong Sheng Credit Union, which is a private company in the business of providing small loans to small companies and individuals.  From May 2006 to October 2008, Mr. Shi served Hubei Zongkun Zhaofu Investment Guaranty Co., Ltd. as its legal representative, President and General Manager and he was responsible for the daily operations and management of the company.  Hubei Zongkun is in the business of providing financial and investment advice as well as small loans and loan guarantees to small businesses and individuals. From March 2003 to May 2006, Mr. Shi served as the President of the Hannan branch of the Bank of China, which is a state-owned commercial bank.  Mr. Shi holds an MBA from North Jiaotong University.  Mr. Shi’s extensive experience in the banking industry provides the Board with a greater understanding of the banking industry and valuable financial reporting and risk management expertise.

Zheng Qingsong, age 37. Mr. Zheng has served as a director since March 2008. Mr. Zheng has practiced law in China since 1998, and he is currently Vice Director and a partner at Hubei Junlin Law Firm. Mr. Zheng received his law degrees from Wuhan Jianhan University and Zhongnan University of Economics and Law. In 2006, Mr. Zheng was selected as a member of the Chinese People’s Political Consultative Committee of Wuhan Hongshan District.  Mr. Zheng’s extensive legal experience provides valuable insight to the Board.

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

Code of Ethics.  Our Code of Business Conduct and Ethics (the “Code of Ethics”) applies to all of our directors, executive officers and employees.  The Code of Ethics is available on our website at www.wuhangeneral.com under the heading “Investor Relations.”  We intend to disclose any amendments to our Code of Ethics, and any waiver from a provision of the Code of Ethics granted to our Chief Executive Officer, Chief Financial Officer or Controller, on our website within four business days following such amendment or waiver.

Executive Sessions of Independent Directors.  The Board of Directors is responsible for scheduling regular executive sessions of our independent directors.  At executive sessions, our independent directors meet without management or any non-independent directors present.  The independent directors are responsible for establishing the agenda at executive sessions.  The Board believes that executive sessions foster open and frank communication among the independent directors, which will ultimately add to the effectiveness of the Board, as a whole.

Committee Authority to Retain Independent Advisors.  Each of the Audit Committee and the Compensation Committee has the authority to retain independent advisors and consultants, with all fees and expenses to be paid by Wuhan General.

Accounting Complaint Policy.  The Audit Committee has established procedures for the treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for confidential and anonymous submission by our employees of concerns regarding questionable accounting, internal accounting controls or auditing matters.

No Executive Loans.  We do not extend loans to executive officers or directors, and we have no such loans outstanding.

Policy for Director Attendance at Annual Meetings.  It is the policy of Wuhan General and our Board of Directors that all directors attend the Annual Meeting of Stockholders and be available for questions from stockholders, except in the case of unavoidable conflicts.  All of our directors attended our 2010 Annual Meeting of Stockholders.

Process for Security Holders to Send Communications to the Board.  We encourage security holder communication with the Board of Directors.  Any security holder who wishes to communicate with the Board or with any particular director, including any independent director, may send a letter to the Secretary of Wuhan General at our principal executive offices.  Any communication should indicate that you are a Wuhan General security holder and clearly specify whether it is intended to be made to the entire Board or to one or more particular director(s).

Policy for Consideration of Director Candidates Recommended by Security Holders.  We welcome recommendations for director candidates from security holders.  In order to make a recommendation, a security holder should submit the following information to the Board of Directors:

•	a resume for the candidate detailing the candidate’s work experience and academic credentials;
•
written confirmation from the candidate that he or she (1) would like to be considered as a candidate and would serve if nominated and elected, (2) consents to the disclosure of his or her name, (3) has read our Code of Ethics and that during the prior three years has not engaged in any conduct that, had he or she been a director, would have violated the Code of Ethics or required a waiver, (4) is, or is not, “independent” as that term is defined by Nasdaq and SEC rules, and (5) has no plans to change or influence the control of Wuhan General;

•
the name of the recommending stockholder as it appears in our books, the number of shares of Common Stock that is owned by the stockholder and written confirmation that the stockholder consents to the disclosure of his or her name (if the recommending person is not a stockholder of record, he or she should provide proof of share ownership);

•	personal and professional references, including contact information; and
•	any other information relating to the candidate required to be disclosed in a proxy statement for election of directors under Regulation 14A of the Securities Exchange Act of 1934, as amended.

This information should be sent to the Board of Directors, c/o Secretary at our principal executive offices, who will forward it to the Board of Directors.  The Board of Directors does not necessarily respond to security holder recommendations.

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

Audit Committee.  The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to our financial matters.  The Audit Committee operates under a written charter, a copy of which is available on our website at www.wuhangeneral.com under the heading “Investor Relations.”  Under the charter, the committee’s principal responsibilities include reviewing our financial statements, reports and releases; reviewing with the independent auditor all critical accounting policies and alternative treatments of financial information under generally accepted accounting principles; and appointing, compensating, and retaining and overseeing the work of the independent auditor.

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

For information regarding director nominations by security holders, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance—Policy for Consideration of Director Candidates Recommended by Security Holders.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of Wuhan General.  Our insiders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of the forms furnished to us, we believe that during the 2010 fiscal year our insiders complied with all applicable filing requirements, except that Mr. Qi made a single late filing reporting his initial statement of beneficial ownership.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth information concerning the annual compensation earned by our named executive officers for the periods specified. None of our other executive officers received total compensation in excess of $100,000 for 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	All Other Compensation ($)(1)	Total ($)(1)
Qi Ruilong(2) Chief Executive Officer, President and Secretary	2010	$82,500	$-	$82,500

Philip Lo(3) Chief Financial Officer and Treasurer	2010	$116,000	$11,658	$127,658

(1)
The amounts shown in this table were paid in RMB and were translated into U.S. dollars at the rate of $0.14752 per RMB for 2010, which is the average 12 month exchange rate that the Company used in its audited financial statements for such year.

(2)	Qi Ruilong became Chief Executive Officer, President and Secretary in April 2010. Pursuant to his employment agreement, Mr. Qi receives an annual base salary of $120,000.
(3)	Philip Lo became Chief Financial Officer, President and Secretary in January 2010. Pursuant to his employment agreement, Mr. Lo receives an annual base salary of $120,000.

Other than our Chief Executive Officer and Chief Financial Officer, our executive officers receive an annual salary and a monthly bonus.  The annual salaries range from approximately $15,800 to $18,000.  The monthly bonuses vary depending on the performance of the Company.  In 2010, each executive officer other than Qi Ruilong and Philip Lo received bonuses of up to $1,000.

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

Stock Option Plan

On November 30, 2007, our Board of Directors adopted the Wuhan General Group (China), Inc. 2007 Stock Option Plan, which we refer to as the “2007 Plan.”  The 2007 Plan, which became effective on November 30, 2007, is intended to assist us in recruiting and retaining individuals with ability and initiative by enabling such persons to participate in our future success by aligning their interests with those of the Company and its stockholders. The 2007 Plan provides that the maximum number of shares of the Company’s Common Stock that may be issued under the 2007 Plan is 3,000,000 shares. The 2007 Plan will expire on November 30, 2017.  The above description is qualified in its entirety by reference to the Wuhan General Group (China), Inc. 2007 Stock Option Plan, a copy of which was filed as Exhibit 10.1 to our Form 8-K filed on December 6, 2007.

No stock options or other equity compensation awards were awarded to executive officers during the fiscal years ended December 31, 2010 and 2009.

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

The following table sets forth information concerning the compensation of our non-management directors for the year ended December 31, 2010.

2010 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)
David K. Karnes	$23,000	$9,200	$32,200
Brian Lin	$26,000	$9,200	$35,200
Shi Yu	$21,000	$9,200	$30,200
Zheng Qingsong	$21,000	$9,200	$30,200

(1)	As of December 31, 2010, our non-management directors held the following stock options:

Name	Stock Options
David K. Karnes	80,000
Brian Lin	80,000
Shi Yu	40,000
Zheng Qingsong	40,000

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

In addition, we have a separate employment agreement with Qi Ruilong, our Chief Executive Officer, President and Secretary; and Philip Lo, our Chief Financial Officer and Treasurer.  Mr. Qi receives a monthly salary of $10,000 and will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with his services.  Mr. Qi also is eligible for benefits customarily available to employees in comparable positions with the Company.  In addition, at the discretion of the Board’s Compensation Committee, Mr. Qi may receive an option to purchase stock in the Company.  Mr. Lo receives a monthly salary of $10,000 and will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with his services.  Mr. Lo also is eligible for benefits customarily available to employees in comparable positions with the Company.  In addition, at the discretion of the Board’s Compensation Committee, Mr. Lo may receive an option to purchase stock in the Company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Karnes, Lin and Shi.  None of the members of the Compensation Committee is a current or former officer or employee of Wuhan General or any of our subsidiaries.  There are no compensation committee interlocks or insider participation in compensation decisions that are required to be disclosed in this Amendment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

We maintain one stock-based employee compensation plan — the 2007 Plan, pursuant to which we may grant options to purchase shares of Common Stock to eligible persons.  The maximum aggregate number of shares of Common Stock that may be issued under the 2007 Plan and to which awards may relate is 3,000,000 shares.

The following table provides information about option awards under the Plan as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans previously approved by security holders	240,000	$3.82	2,760,000
Equity compensation plans not approved by security holders	—	—	—
Total	240,000	$3.82	2,760,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 28, 2011 by (i) each person known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) our directors, (iii) our named executive officers and (iv) our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock Owned (1)
Five Percent Stockholders (other than directors and named executive officers):
Citigroup Inc.(2)(3)	3,402,586	9.9%
NewQuest Capital Management (Cayman) Limited(2)(4)	3,363,820	9.9%
Adam Benowitz and Vision Capital Advisors, LLC(2)(5)	3,317,446	9.9%
The TCW Group, Inc.(2)(6)	2,356,915	6.9%

Directors and Principal Executive Officers:
Qi Ruilong	0	*
Philip Lo	0	*
Huang Zhaoqi	0	*
David K. Karnes(7)	90,000	*
Brian Lin(8)	80,000	*
Xu Jie(9)	19,844,398	61.1%
Shi Yu(10)	40,000	*
Zheng Qingsong(11)	40,000	*
Directors and Executive Officers as a group (10 persons)(12)	20,094,398	61.8%

*	Less than 1%.

(1)
Applicable percentage ownership is based on 32,505,000 shares of Common Stock outstanding as of April 28, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently issuable upon conversion or exercisable within 60 days of April 28, 2011, are deemed to be beneficially owned by the person holding such convertible securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
These holders received shares of our Series A Convertible Preferred Stock in a private placement transaction on February 7, 2007. In addition, we issued Series B Convertible Preferred Stock to certain of these holders in connection with the exercise of Series J Warrants, which expired on November 7, 2008. Until the preferred stock is converted, these holders have only limited voting rights with respect to the preferred stock. Because the preferred stock is presently convertible into or exercisable for shares of Common Stock, the holders are deemed to beneficially own such shares of Common Stock.

(3)
Based on a Schedule 13G/A filed by Citigroup Inc. and its affiliates (collectively, “Citigroup”) with the SEC on February 11, 2011.  Citigroup owns 1,353,031 shares of Series A Convertible Preferred Stock and 2,062,232 shares of Series B Convertible Preferred Stock, which collectively are convertible into 3,415,263 shares of our Common Stock. The preferred stock is not convertible, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by Citigroup at such time, the number of shares of Common Stock which would result in Citigroup beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. Citigroup may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, Citigroup beneficially owns 3,402,586 shares of our Common Stock. If Citigroup waived this ownership cap, it would beneficially own 4,953,292 shares of our Common Stock or approximately 13.8% of our outstanding Common Stock.  Citigroup is deemed to beneficially own these securities, although record ownership of the securities is in the name of Old Lane Cayman Master Fund, L.P., Old Lane US Master Fund, L.P. and Old Lane HMA Master Fund, L.P. The address of Citigroup is 399 Park Avenue, New York, New York 10043.

(4)
Based on a Schedule 13G filed by NewQuest Capital Management (Cayman) Limited and its affiliates (“NewQuest”) with the SEC on April 25, 2011.  Bank of America owns 1,272,779 shares of Series A Convertible Preferred Stock and 429,185 shares of Series B Convertible Preferred Stock, which collectively are convertible into 1,701,964 shares of our Common Stock. The preferred stock is not convertible, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by NewQuest at such time, the number of shares of Common Stock which would result in NewQuest beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. NewQuest may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, NewQuest beneficially owns 3,363,820 shares of our Common Stock. If NewQuest waived this ownership cap, it would beneficially own 3,592,798 shares of our Common Stock or approximately 10.5% of our outstanding Common Stock. NewQuest is deemed to beneficially own these securities, although record ownership of the securities is in the name of NewQuest Asia Investments Limited. The address of NewQuest is Walker House, 87 Mary Street, George Town, Grand Cayman, Cayman Islands KY1-9005.

(5)
Based on a Schedule 13G/A filed by Adam Benowitz, Vision Capital Advisors, LLC and its affiliates (collectively, “Vision”) with the SEC on February 16, 2010.  Vision owns 1,971,117 shares of Series A Convertible Preferred Stock and 3,004,292 shares of Series B Convertible Preferred Stock, which collectively are convertible into 4,975,409 shares of our Common Stock. The preferred stock is not convertible, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by Vision at such time, the number of shares of Common Stock which would result in Vision beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. Vision may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, Vision beneficially owns 3,317,446 shares of our Common Stock. If Vision waived this ownership cap, it would beneficially own 7,288,291 shares of our Common Stock or approximately 19.4% of our outstanding Common Stock. Vision is deemed to beneficially own these securities, although record ownership of the securities is in the name of Vision Capital Advantage Fund, L.P. and Vision Opportunity Master Fund, Ltd. The address of Vision is 20 West 55th Street, 5th Floor, New York, New York 10019.

(6)
Based on a Schedule 13G/A filed by The TCW Group, Inc. (“TCW”) with the SEC on February 10, 2011. TCW owns 563,176 shares of Series A Convertible Preferred Stock and 858,369 shares of Series B Convertible Preferred Stock, which collectively are convertible into 1,421,545 shares of our Common Stock. The preferred stock is not convertible, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of Common Stock owned by TCW at such time, the number of shares of Common Stock which would result in TCW beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. TCW may waive this ownership cap on 61 days’ prior notice to us.  TCW is deemed to beneficially own these securities, although record ownership of the securities is in the name of TCW Americas Development Association L.P. The address of TCW is 865 South Figueroa Street, Los Angeles, California 90017.

(7)
Includes 7,000 shares held in an IRA account, 2,000 shares held by a corporation controlled by Mr. Karnes, and options to purchase 80,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 28, 2011.

(8)	Includes options to purchase 80,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 28, 2011.

(9)
Includes 19,844,398 shares of Common Stock held by Fame Good International Limited (“Fame Good”). Xu Jie, our Chairman of the Board, is also the Director and controlling stockholder of Fame Good and as a result is deemed to be the beneficial owner of the securities held by Fame Good. Mr. Xu does not directly own any shares of our Common Stock. Mr. Xu’s business address is Canglongdao Science Park of Wuhan, East Lake Hi-Tech Development Zone, Wuhan, Hubei 430200, People’s Republic of China.

(10)	Includes options to purchase 40,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 28, 2011.

(11)	Includes options to purchase 40,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 28, 2011.

(12)	Includes options to purchase 240,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 28, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The amounts shown below that were originally denominated in RMB have been translated into U.S. dollars at the rate of $0.1538 per RMB.

Related Transactions

On December 13, 2010, the Company entered into a series of agreements designed to reduce the overhang of the Company’s Series A, B, C, AA, BB and JJ warrants and to simplify the Company’s capital structure.

With respect to the Series A and Series B warrants, each Series A and Series B warrant holder was given the option to (i) sell all or part of such holder’s warrant to Fame Good International Limited (“Fame Good”) for $0.50 per share of warrant stock pursuant to the Warrant Purchase Agreement and/or (ii) exchange all or part of such holder’s warrant for the issuance by the Company of 0.5 shares of the Company’s Common Stock, par value $0.0001 per share, per share of warrant stock pursuant to the Series A and B Warrant Exchange Agreement.  Fame Good is the Company’s controlling stockholder; our Chairman of the Board, Xu Jie is the controlling stockholder and Director of Fame Good.

The Series A and Series B warrant holders sold warrants to purchase an aggregate of 3,913,905 shares of Common Stock to Fame Good under the Warrant Purchase Agreement and exchanged warrants to purchase an aggregate of 9,865,222 shares of Common Stock with the Company under the Series A and B Warrant Exchange Agreement. The warrant purchase closed on December 13, 2010, and the warrant exchange with the Series A and Series B warrant holders, other than Fame Good, closed on the same date.  The warrant exchange with Fame Good closed on January 21, 2011. In total, Wuhan General issued 4,932,609 shares of Common Stock in connection with the recapitalization of the Series A and Series B warrants. This amount included 1,956,952 shares of Common Stock issued to Fame Good upon the exchange of the warrants that it purchased from certain Series A and B warrant holders.  Fame Good was a party to the Warrant Purchase Agreement and the Series A and B Warrant Exchange Agreement.

With respect to its Series C, AA, BB and JJ warrants, the Company entered into the Series C, AA, BB and JJ Warrant Exchange Agreement pursuant to which the Company exchanged all of the outstanding Series C, AA, BB and JJ warrants for the issuance by the Company of (i) 1.372921615 shares of the Company’s Common Stock per share of Series C warrant stock; (ii) 0.8203 shares of the Company’s Common Stock per share of Series AA and Series BB warrant stock; and (iii) 0.8288 shares of the Company’s Common Stock per share of Series JJ warrant stock. Upon the closing of this transaction on January 21, 2011, the Company issued an additional 2,220,456 shares of Common Stock to the Series C, AA, BB and JJ warrant holders.  Fame Good was a party to the Series C, AA, BB and JJ Warrant Exchange Agreement.

After the completion of the transactions described above, the Company has one Series A warrant outstanding representing the right to purchase 128,755 shares of the Company’s Common Stock. The Company no longer has any Series B, C, AA, BB or JJ warrants outstanding.

Under the Warrant Purchase Agreement and the Series A and B Warrant Exchange Agreement, each warrant holder agreed to enter into (i) a Waiver (the “Waiver Agreement”) to that certain Lock-Up Agreement, dated February 7, 2007, between the Company and Fame Good (the “Lock-Up Agreement”) and that certain Series A Convertible Preferred Stock Purchase Agreement, dated February 7, 2007, among the Company and the purchasers listed thereunder (the “Stock Purchase Agreement”) and (ii) a Stockholders Agreement with the Company, Fame Good and Mr. Xu (the “Stockholders Agreement”).  Under the Waiver Agreement, the parties agreed to waive those rights under the Stock Purchase Agreement and the Lock-Up Agreement that prevent the disposition of shares of the Company’s Common Stock by Fame Good, subject to the satisfaction of certain conditions, including the condition that the bid price of the Company’s Common Stock must equal or exceed $4.00 per share.  Under the Stockholders Agreement, Fame Good agreed (i) to grant to the stockholders party thereto tag-along rights if Fame Good transfers an aggregate of 10% or more of its shares of the Company’s Common Stock, based on the number of shares held by Fame Good as of February 1, 2010, to a purchaser or affiliated group of purchasers and (ii) to not transfer or otherwise dispose of 50% or more of its shares to a proposed purchaser.  The Waiver Agreement and Stockholders Agreement were entered into on December 13, 2010, and the Lock-Up Agreement and the Stockholders Agreement terminated on February 5, 2011.

The foregoing descriptions of the Warrant Purchase Agreement, Series A and B Warrant Exchange Agreement, Series C, AA, BB and JJ Warrant Exchange Agreement, Waiver Agreement and Stockholders Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, which are included as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to the Current Report on Form 8-K filed with the SEC on December 17, 2010.  The Lock-Up Agreement and Stock Purchase Agreement were included as Exhibits 10.6 and 10.1, respectively, to the Current Report on Form 8-K filed with the SEC on February 13, 2007.

In connection with our February 2007 private placement, we entered into the Lock-Up Agreement with Fame Good.  Under the terms of the lock-up agreement, Fame Good agreed not to sell any shares of our Common Stock, unless permitted by the February 2007 private placement investors. The Lock-Up Agreement expired in February 2011.

On November 11, 2009, Wuhan Blower Co., Ltd. (“Wuhan Blower”), Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating”) and Wuhan Sungreen Environment Protection Equipment Co., Ltd. (“Wuhan Sungreen”) entered into a Loan Agreement with Standard Chartered Bank (China) Limited, Guangzhou Branch.  The Loan Agreement provided for a loan facility totaling RMB 303,100,000 (approximately $46.6 million) in senior secured debt financing consisting of a term loan facility for up to RMB 211,600,000 (approximately $32.5 million) and a term loan facility for up to RMB 91,500,000 (approximately $14.1 million).  Subsequently, the Company borrowed a maximum of RMB 157.6 million (approximately $24.2 million) under these loan facilities.  The interest rate on these loans was 9.40%.  In July 2010, the Company repaid all amounts owed to Standard Chartered and terminated the loan facilities with this bank.  During the term of the loan, the Company paid an aggregate of RMB 157.6 million (approximately $24.2 million) in principal and RMB 6.3 million (approximately $1.0 million) in interest.  The obligations under the Loan Agreement were guaranteed by the Company, Universe Faith Group Limited, a wholly owned subsidiary of the Company, and Mr. Xu, personally.  Each of the guarantors also was a party to the Loan Agreement.

On April 28, 2010, Wuhan Generating entered into a loan agreement with Industrial Bank Co., Ltd. (“IBC”).  Pursuant to this loan agreement, Wuhan Generating borrowed RMB 60 million (approximately $9.2 million).  Wuhan Generating repaid this loan on April 27, 2011.  The interest rate on this loan was 6.37%.  During the term of the loan, the Company paid an aggregate of RMB 60 million (approximately $9.2 million) in principal and RMB 3.8 million (approximately $0.6 million) in interest.  The obligations under the loan agreement were guaranteed by Wuhan Blower and Mr. Xu and his son, personally.

On August 28, 2010, Wuhan Blower entered into a loan agreement with Wuhan Zhong Jing Petty Loan Co., Ltd. (“WZJ”).  Pursuant to this loan agreement, Wuhan Blower borrowed RMB 7.5 million (approximately $1.2 million).  The interest rate on this loan is 20.40%.  Wuhan Blower must repay this loan by May 31, 2011.  During the term of the loan, the Company has paid no principal and RMB 0.9 million (approximately $138,000) in interest.  As of April 28, 2011, Wuhan Blower owed WZJ RMB 7.5 million (approximately $1.2 million) under this loan.  The obligations under the loan agreement are guaranteed by Mr. Xu, personally.

On November 10, 2010, Wuhan Blower entered into a loan agreement with Wuhan Jiang Han District Bang Petty Loan Co., Ltd. (“WJH”).  Pursuant to this loan agreement, Wuhan Blower borrowed RMB 10 million (approximately $1.5 million).  The interest rate on this loan is 18.00%.  Wuhan Blower must repay this loan by December 9, 2011.  During the term of the loan, the Company has paid no principal and RMB 0.6 million (approximately $92,000) in interest.  As of April 28, 2011, Wuhan Blower owed WJH RMB 10 million (approximately $1.5 million) under this loan.  The obligations under the loan agreement are guaranteed by Wuhan Generating, Wuhan Sungreen and Mr. Xu, personally.

In October 2008, Mr. Xu entered into a loan agreement with Huaxia Bank Co., Ltd. (“Huaxia”).  Pursuant to this loan agreement, Mr. Xu borrowed RMB 50,000,000 (approximately $7.7 million).  The interest rate on this loan is 6.75%.  The loan agreement requires Mr. Xu to make an installment payment of RMB 10 million (approximately $1.5 million) on June 30, 2011 and each of the following four months.  During the term of the loan, Mr. Xu has paid no principal and RMB 8.4 million (approximately $1.3 million) in interest.  As of April 28, 2011, Mr. Xu owed Huaxia RMB 50,000,000 (approximately $7.7 million) under this loan.  The obligations under the loan agreement are guaranteed by Wuhan Blower.

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

The Audit Committee selected Samuel H. Wong & Co., LLP (“SHW”) to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2010.  We first engaged SHW in March 2007, and it has served as our principal accounting firm since that time.  The fees paid or payable for services rendered by SHW for fiscal 2010 and 2009 were as follows:

Audit Fees.  The aggregate fees billed by SHW for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $165,583 for the fiscal year ended December 31, 2010 and $190,248 for the fiscal year ended December 31, 2009.

Audit-Related Fees.  There were no fees billed by SHW related to assurance and similar services for the fiscal years ended December 31, 2010 and 2009.

Tax Fees.  There were no fees billed by SHW for professional services rendered for tax compliance, tax advice or tax planning for the fiscal years ended December 31, 2010 and 2009.

All Other Fees.  There were no other fees for services provided by SHW for the fiscal years ended December 31, 2010 and 2009.

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

WUHAN GENERAL GROUP (CHINA), INC.

Date: May 2, 2011	By:	/s/ Qi Ruilong
Name: Qi Ruilong
Title: President and Chief Executive Officer