Form 10-Q
period 2011-03-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2011-05-16
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file number 001-34125

WUHAN GENERAL GROUP (CHINA), INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1092589
(State or Other Jurisdiction	(I.R.S. Employer Identification
of Incorporation or	No.)
Organization)

Canglongdao Science Park of Wuhan East Lake Hi-Tech Development Zone
Wuhan, Hubei, People’s Republic of China	430200
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☒

As of May 12, 2011, the registrant had a total of 32,505,000 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At March 31, 2011 and December 31, 2010
(Stated in US Dollars)

		At	At
		March 31,	December 31,
	Note	2011	2010
ASSETS
Current Assets
Cash	2(e)	$19,210,340	$26,856,317
Restricted Cash	3	44,890,780	30,599,958
Notes Receivable	4	364,074	251,066
Accounts Receivable	2(f),5	51,681,195	49,485,978
Other Receivable		16,330,855	16,269,293
Inventory	2(g),6	13,093,328	9,867,301
Advances to Suppliers		34,854,077	35,433,751
Advances to Employees	7	323,984	322,205
Prepaid Expenses		-	517
Prepaid Taxes		593,455	1,351
Deferred Tax Asset		1,200,101	1,192,532
Current assets held for sale	2(bb) ,21	1,732,912	1,756,460
Total Current Assets		184,275,101	172,036,729
Non-Current Assets
Real Property Available for Sale		1,147,959	1,140,718
Property, Plant & Equipment, net	2(h),8	30,435,948	30,617,120
Land Use Rights, net	2(j),9	1,947,155	1,945,678
Construction in Progress	10	12,653,253	12,371,309
Intangible Assets, net	2(i),11	170,860	179,837
Long-term assets held for sale	2(bb) ,21	24,308,721	24,215,927
Total Assets		$254,938,997	$242,507,318
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Bank Loans & Notes	12	$74,548,461	$72,007,623
Accounts Payable		14,940,004	9,619,808
Taxes Payable		6,819,601	10,459,789
Other Payable		6,439,105	4,123,669
Dividend Payable		906,421	727,129
Accrued Liabilities	13	3,161,051	2,885,931
Customer Deposits		9,769,948	8,005,336
Current liabilities associated with assets held for sale	2(bb), 21	705,239	726,232
Total Current Liabilities		117,289,830	108,555,517

Long Term Liabilities
Bank Loans and Notes	12	21,765,270	21,627,999
Total Liabilities		$139,055,100	$130,183,516

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
At March 31, 2011 and December 31, 2010
(Stated in US Dollars)

		At	At
		March 31,	December 31,
	Note	2011	2010
Stockholders' Equity
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at March 31, 2011 and December 31, 2010	14	$624	$624
Additional Paid in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid in Capital - Warrants		63,171	1,554,635
Additional Paid in Capital - Beneficial Conversion Feature		6,371,547	6,371,547
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at March 31, 2011 and December 31, 2010	14	635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital - Warrants		-	1,244,366
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 32,505,000 and 28,327,607 Shares Issued & Outstanding at March 31, 2011 and December 31, 2010, respectively	14	3,251	2,833
Additional Paid in Capital		42,090,417	35,895,190
Statutory Reserve	2(u),15	4,563,592	4,563,592
Retained Earnings		24,365,372	25,956,458
Accumulated Other Comprehensive Income	2(v)	13,594,023	11,902,657
Total Stockholders' Equity		115,883,897	112,323,802

Total Liabilities & Stockholders' Equity		$254,938,997	$242,507,318

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

		Three Months	Three Months
		Ended	Ended
	Note	March 31, 2011	March 31, 2010
Sales	2(l)	$27,388,120	$17,752,476
Cost of Sales	2(m)	20,808,619	12,871,868
Gross Profit		6,579,501	4,880,608

Operating Expenses
Selling	2(n)	432,696	396,334
General & Administrative	2(p)	2,176,493	961,353
Warranty	2(w),13	174,030	180,829
Total Operating Expenses		2,783,219	1,538,516

Operating Income		3,796,282	3,342,092

Other Income (Expenses)
Other Income		50,412	82
Interest Income		8,763	18,504
Other Expenses		(47,208)	(226)
Interest Expense		(1,269,896)	(1,027,783)
Expense for warrant recapitalization		(3,455,260)	-
Total Other Income (Loss) & Expenses		(4,713,189)	(1,009,423)

Earnings (Loss) from Continuing Operations before Taxes		(916,907)	2,332,669
Income Taxes	2(t), 16	387,412	306,785
Income (Loss) from Continuing Operations		(1,304,319)	2,025,884
Income (Loss) from Discontinued Operations, net of taxes		(107,475)	(106,019)

Net Income (Loss)		$(1,411,794)	$1,919,865
Preferred Dividends Declared		(179,292)	(177,300)
Income (Loss) Available to Common Stockholders		(1,232,503)	1,742,565
Earnings Per Share	17
Basic-Net Income/(Loss)		$(0.05)	$0.07
-Income (Loss) from Continuing Operations		(0.05)	0.07
-Loss from Discontinued Operations		(0.00)	(0.00)
Diluted- Net Income/(Loss)		$(0.04)	$0.05
- Income (Loss) from Continuing Operations		(0.04)	0.05
- Loss from Discontinued Operations		(0.00)	(0.00)
Weighted Average Shares Outstanding
Basic		31,530,275	25,351,950
Diluted		31,530,275	37,947,481

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Comprehensive Income
Net Income (Loss)	$(1,411,795)	$1,919,865
Other Comprehensive Income
Foreign Currency Translation Adjustment	1,691,366	26,055
Total Comprehensive Income	$279,571	$1,945,920

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the periods ended March 31, 2011 and December 31, 2010
 (Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2011	6,241,453	$624	$8,170,415	$1,554,635	$6,371,547	6,354,078	$635	$12,637,158	$1,244,366	$4,023,692	28,327,607	$2,833	$35,895,190	$4,563,592	$25,956,458	$11,902,657	$112,323,802
Stock Option Compensation	-	-	-	-	-	-	-	-	-	-	-	-	4,555	-	-	-	4,555
Recapitalization of Warrants	-	-	-	(1,491,464)	-	-	-	-	(1,244,366)	-	-	-	2,735,830	-	-	-	-
Expense related to recapitalization of warrants	-	-	-	-	-	-	-	-	-	-	4,177,393	418	3,454,842	-	-	-	3,455,260
Net Income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,411,794)	-	(1,411,794)
Preferred Dividends Declared	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(179,292)	-	(179,292)
Appropriations of Retained Earnings	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,691,366	1,691,366
Balance, March 31, 2011	6,241,453	$624	$8,170,415	$63,171	$6,371,547	6,354,078	$635	$12,637,158	$-	$4,023,692	32,505,000	$3,251	$42,090,417	$4,563,592	$24,365,372	$13,594,023	$115,883,897

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the periods ended March 31, 2011 and December 31, 2010 (Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2010	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,793,996	$4,563,592	$23,477,239	$7,864,066	$102,663,692
Stock Option Compensation	-	-	-	-	-	-	-	-	-	-	-	-	38,382	-	-	-	38,382
Recapitalization of Warrants	-	-	-	(1,929,376)	-	-	-	-	(1,029,815)	-	-	-	2,959,191	-	-	-	-
Expense related to recapitalization of warrants	-	-	-	-	-	-	-	-	-	-	2,975,657	297	3,103,621	-	-	-	3,103,918
Net Income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,206,348	-	3,206,348
Preferred Dividends Declared	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(727,129)	-	(727,129)
Appropriations of Retained Earnings	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,038,591	4,038,591
Balance, December 31, 2010	6,241,453	$624	$8,170,415	$1,554,635	$6,371,547	6,354,078	$635	$12,637,158	$1,244,366	$4,023,692	28,327,607	$2,833	$35,895,190	$4,563,592	$25,956,458	$11,902,657	$112,323,802

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
 (Stated in US Dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities
Cash Received from Customers	$26,782,266	$29,124,013
Cash Paid to Suppliers & Employees	(19,190,945)	(20,271,267)
Interest Received	8,762	18,504
Interest Paid	(1,269,895)	(2,070,074)
Taxes Paid	(3,108,288)	(308,742)
Miscellaneous Receipts	50,412	82
Cash Provided by operating activities – continuing operations	3,272,312	6,492,516
Cash Provided by operating activities – discontinued operations	10,124	54,404
Cash Sourced/(Used) in Operating Activities	3,282,436	6,546,920

Cash Flows from Investing Activities
Cash Released/(Invested in) Restricted Time Deposits	(14,290,822)	200,213
Payments for Purchases and Construction of Plant & Equipment	(902,770)	(577,390)
Payments for Purchases of Land Use Rights	-	-
Cash Used in investing activities – continuing operations	(15,193,552)	(377,177)
Cash Used in investing activities – discontinued operations	(57,619)	(5,554)
Cash Sourced/(Used) in Investing Activities	(15,251,171)	(382,731)

Cash Flows from Financing Activities
Proceeds from Bank Loans and Notes	2,540,838	35,457,003
(Repayment of Bank Loans and Notes)	-	(37,757,185)
Dividends Paid	-	-
Cash provided by financing activities – continuing operations	2,540,838	(2,300,182)
Cash provided by financing activities – discontinued operations	-	-
Cash Sourced/(Used) in Financing Activities	2,540,838	(2,300,182)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – continuing operations	(9,380,402)	3,815,157
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – discontinued operations	(47,495)	48,850
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(9,427,898)	3,864,007

Effect of Currency Translation – continuing operations	1,599,258	23,886
Effect of Currency Translation – discontinued operations	135,894	(121)

Cash & Cash Equivalents at Beginning of Period - continuing operations	26,991,484	370,893
Cash & Cash Equivalents at Beginning of Period - discontinued operations	1,103	36,501

Cash & Cash Equivalents at End of Period - continuing operations	19,210,340	4,207,625
Cash & Cash Equivalents at End of Period - discontinued operations	89,502	87,541
Cash & Cash Equivalents at End of Period	$19,299,842	$4,295,166

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three months ended March 31, 2011 and 2010
 (Stated in US Dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Net Income	$(1,411,795)	$1,919,865

Adjustments to Reconcile Net Income to
Net Cash Provided by / <Used in> Operating Activities :

Prepaid Interest in Other Non Current Assets	-	(1,042,290)
Stock Compensation	4,555	-
Expense for warrant recapitalization	3,455,260	-
Amortization	107,378	105,277
Depreciation	753,153	576,844
Decrease/(Increase) in Notes Receivable	(113,104)	(211,041)
Decrease/(Increase) in Accounts Receivable	(2,175,853)	6,913,906
Decrease/(Increase) in Other Receivable	(56,658)	2,648,529
Decrease/(Increase) in Inventory	(3,255,988)	(44,118)
Decrease/(Increase) in Advances to Suppliers	566,347	(4,788,473)
Decrease/(Increase) in Advances to Employees	(6,138)	(340,417)
Decrease/(Increase) in Prepaid Expenses	2,567	83,275
Decrease/(Increase) in Prepaid Taxes	(592,104)	27,390
Decrease/(Increase) in Deferred Tax Asset	(9,365)	(25,064)
Increase/(Decrease) in Accounts Payable	5,287,366	1,247,935
Increase/(Decrease) in Taxes Payable	(3,633,386)	81,397
Increase/(Decrease) in Other Payable	2,332,067	(2,332,731)
Increase/(Decrease) in Related Party Payable	-	(58,503)
Increase/(Decrease) in Accrued Liabilities	275,118	(219,470)
Increase/(Decrease) in Customer Deposits	1,753,016	2,004,609

Total of all adjustments	4,694,231	4,627,055

Net Cash Provided by Operating Activities	$3,282,436	$6,546,920

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
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

The assets that were purchased from the Seller were re-appraised by an independent appraisal firm Zhuhai GongPingSiYuan Appraising Co Ltd  (“Zhuhai”).  The re-appraisal found that the purchase price of the assets was not materially unfair.  Zhuhai concluded that when the entire construction of the workshop and buildings is completed, the purchase price should be considered fair. However, due to the limitation of insufficient resources and the Company’s plan to dispose of Wuhan Sungreen, the Company has ceased any further construction of the workshop and buildings.  See also Note 8 – Property, Plant and Equipment, and Note 10 – Construction in Progress.

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
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

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
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

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type.  Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale.  The Company considers annually whether these assets are impaired.  The Company makes its determinations based on various factors that impact those assets.  For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future.  Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company.  Equipment used for production, which undergo regular maintenance, are assessed annually.  The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company.  Based on its review, the Company believes that, as of March 31, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
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

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
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

	March 31,	December 31,	March 31,
Exchange Rates	2011	2010	2010
Period end RMB : US$ exchange rate	6.57010	6.61180	6.83610
Average period RMB : US$ exchange rate	6.58940	6.77875	6.83603

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

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

Effective January 1, 2009, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized.  For the period ended March 31, 2011, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

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

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
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

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

4.	NOTES RECEIVABLE

As of March 31, 2011	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$364,074	$15,220
Less: Allowance for Bad Debts	-	-
	$364,074	15,220

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$251,066	$15,124
Less: Allowance for Bad Debts	-	-
	$251,066	$15,124

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

5.	ACCOUNTS RECEIVABLE

As of March 31, 2011	Continuing	Discontinued
	Operations	Operations

Total Accounts Receivable-Trade	$54,401,257	$209,870
Less: Allowance for Bad Debt	(2,720,063)	(10,494)
	$51,681,195	$199,377

Allowance for Bad Debts
Beginning Balance	$(2,604,525)	$(11,513)
Allowance Provided	(115,538)	-
Reversal	-	1,019
Less: Bad Debt Written Off	-	-
Ending Balance	$(2,720,063)	$(10,494)

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations
Total Accounts Receivable-Trade	$52,090,503	$230,253
Less: Allowance for Bad Debt	(2,604,525)	(11,513)
	$49,485,978	$218,740

Allowance for Bad Debts
Beginning Balance	$(2,831,131)	$(8,985)
Allowance Provided	(4,423,656)	(2,528)
Reversal	-	-
Less: Bad Debt Written Off	4,650,262	-
Ending Balance	$(2,604,525)	$(11,513)

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

6.	INVENTORY

As of March 31, 2011	Continuing	Discontinued
	Operations	Operations

Raw Materials	$7,383,972	$105,979
Work in Progress	2,011,074	372,632
Finished Goods	3,698,282	623,432
	$13,093,328	$1,102,043

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations

Raw Materials	$5,469,632	$348,202
Work in Progress	517,300	361,423
Finished Goods	3,880,369	362,457
	$9,867,301	$1,072,082

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $328,343 and $322,205 as of March 31, 2011 and December 31, 2010, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople.  In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

As of March 31, 2011			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Buildings	$14,312,750	$9,077,721	$23,390,471	$-
Machinery & Equipment	2,035,529	12,989,531	15,025,060	2,106,198
Furniture & Fixtures	394,943	30,342	425,285	10,248
Auto	771,422	348,214	1,119,636	15,184
Other	77,675	-	77,675	-
	17,592,319	22,445,808	40,038,127	2,131,630
Less: Accumulated Depreciation
Buildings	(2,982,750)	(530,039)	(3,512,789)	$-
Machinery & Equipment	(1,078,047)	(3,944,362)	(5,022,409)	(435,385)
Furniture & Fixtures	(330,744)	(10,672)	(341,416)	(3,951)
Auto	(599,642)	(86,299)	(685,941)	(3,850)
Other	(39,624)	-	(39,624)	-
	(5,030,807)	(4,571,372)	(9,602,179)	(443,186)

Property, Plant, & Equipment, Net	$12,561,512	$17,874,436	$30,435,948	$1,688,444

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

As of December 31, 2010			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Buildings	$14,071,788	$8,989,251	$23,061,039	$-
Machinery & Equipment	2,023,674	12,907,608	14,931,282	2,090,150
Furniture & Fixtures	391,080	29,107	420,187	8,715
Auto	766,557	252,710	1,019,267	15,088
Other	77,185	-	77,185	-
	17,330,284	22,178,676	39,508,960	2,113,954
Less: Accumulated Depreciation
Buildings	(2,774,599)	(455,532)	(3,230,131)	-
Machinery & Equipment	(1,024,876)	(3,612,816)	(4,637,692)	(393,816)
Furniture & Fixtures	(320,101)	(9,396)	(329,497)	(3,449)
Auto	(579,450)	(78,998)	(658,448)	(3,109)
Other	(36,072)	-	(36,072)	-
	(4,735,098)	(4,156,742)	(8,891,840)	(400,374)

Property, Plant, & Equipment, Net	$12,595,186	$18,021,934	$30,617,120	$1,713,580

The shared campus of Wuhan Blower and Wuhan Generating consists of approximately 440,000 square feet (44,233 square meters) of building floor space.  The Company’s turbine manufacturing workshops provide approximately 401,622 square feet (37,312 square meters) of floor space. The office buildings that house the business operations of Wuhan Generating and Wuhan Sungreen provide an additional 287,650 square feet (26,723 square meters) of floor space.

The Company’s original plans for the acquired campus of Wuhan Sungreen included the following buildings:

	Square Feet	Square Meters
Workshop 1	136,131	12,647
Dormitories	67,662	6,286
Commercial Shops	5,285	491
Warehouse	102,155	9,491
	311,233	28,915

The local government approved the architectural plans for all of the buildings. Currently Workshop 1, Warehouse, Dormitories, and Commercial Shops have not been built.  In 2010, the Company ceased any further construction on the campus of Wuhan Sungreen in anticipation of the disposal of the subsidiary.

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

9.	LAND USE RIGHTS

At March 31, 2011			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	$2,288,785	$-	$2,288,785	$10,926,668
Less: Accumulated Amortization	(341,630)	-	(341,630)	(731,930)
Land Use Rights, Net	$1,947,155	$-	$1,947,155	$10,194,738

At December 31, 2010			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	$2,274,350	$-	$2,274,350	$10,857,754
Less: Accumulated Amortization	(328,672)	-	(328,672)	(649,387)
Land Use Rights, Net	$1,945,678	$-	$1,945,678	$10,208,367

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

The parcel of land purchased in the asset acquisition and now carried on the books of Wuhan Sungreen totals 792,547 square feet (73,630.05 square meters).  The land has been used for Wuhan Sungreen’s operations. The land use right will be amortized over 30 years.

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

The assets reported under the construction in progress account relate to various projects at the Company’s operating subsidiaries.  All of the construction projects at Wuhan Blower have been substantially completed. The assets have been put into use.  Accordingly, the assets have been moved to the property, plant, and equipment account.  Construction projects at Wuhan Generating include a new workshop, office building and the installation of equipment in the workshop.  The workshop was completed in the beginning of 2009.  By the end of the second quarter of 2010, all equipment had been fully installed and the workshop was operational.  The structure of the office building has been substantially completed; however, the necessary construction of the interior to bring the building into use has been temporarily suspended.  The Company is evaluating its current resources and will provide an expected completion date when it believes sufficient resources are available to complete the construction.

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

The following table details the assets that are accounted for in the Construction-in-Progress account at March 31, 2011 and December 31, 2010:

March 31,		Total	Total
2011		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	$7,610	-
Wuhan Blower	Testing Facility	913	-
Wuhan Blower	Badminton Courts	25,114	-
Wuhan Blower	Technological Remodeling	434,179	-
Wuhan Blower	Lighting	114,154	-
Wuhan Blower	Dining Hall	13,168	-
Wuhan Generating	Capitalized Interest	34,591	-
Wuhan Generating	Equipment Requiring Installation	5,935,311	-
Wuhan Generating	Generating Workshop	6,088,213	-
Wuhan Sungreen	Landscaping	-	152,226
Wuhan Sungreen	Workshop	-	5,048,602
Wuhan Sungreen	Office Building	-	6,098,397
Wuhan Sungreen	Utility Systems Setup	-	1,065,433
		$12,653,253	12,364,658

December 31,		Total	Total
2010		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	7,562	-
Wuhan Blower	Testing Facility	907	-
Wuhan Blower	Badminton Courts	24,955	-
Wuhan Blower	Technological Remodeling	431,442
Wuhan Generating	Capitalized Interest	34,373	-
Wuhan Generating	Equipment Requiring Installation	5,897,878	-
Wuhan Generating	Generating Workshop	5,974,192	-
Wuhan Sungreen	Landscaping	-	151,266
Wuhan Sungreen	Workshop	-	5,016,504
Wuhan Sungreen	Office Building	-	6,052,372
Wuhan Sungreen	Utility Systems Setup	-	1,058,713
		$12,371,309	$12,278,855

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	At	At
	March 31,	December 31,
	2011	2010
Category of Asset
Trademarks	$110,348	$109,653
Mitsubishi License	315,201	313,213
Tianyu CAD License	4,119	4,093
Sunway CAD License	17,504	17,393
Microsoft License	12,719	12,639
	459,891	456,991

Less: Accumulated Amortization
Trademarks	(71,583)	(69,761)
Mitsubishi License	(198,479)	(189,397)
Tianyu CAD License	(2,894)	(2,773)
Sunway CAD License	(6,261)	(5,787)
Microsoft License	(9,814)	(9,436)
	(289,031)	(277,154)

Intangible Assets, Net	$170,860	$179,837

The weighted average amortization period for the Company’s intangible assets at March 31, 2011 and December 31, 2010 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

The discontinued operations do not have any intangible assets.

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at March 31, 2011 and December 31, 2010 for the Company’s bank loans and notes payable.

Continuing Operations
				Interest	At	At
				Rate Per	March 31,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2011	2010
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	$19,421,319	$19,298,829
Wuhan Blower	Bank Loans	Hankou Bank	7/27/2011	5.31%	6,088,187	6,049,790
Wuhan Blower	Bank Loans	Hankou Bank	9/30/2011	5.31%	761,023	756,224
Wuhan Blower	Bank Loans	Hankou Bank	10/11/2011	5.31%	2,283,070	2,268,671
Wuhan Blower	Bank Loans	Wuhan Rui Sheng Feng Investment Co., Ltd.	4/8/2011	9.60%	2,283,070	2,268,671
Wuhan Blower	Bank Loans	Wuhan Zhong Jing Petty Loan Co., Ltd.	5/31/2011	20.40%	1,141,535	1,134,336
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2011	18.00%	1,522,047	1,512,447
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.36%	4,566,141	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/19/2011	5.36%	1,522,047	1,512,447
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	4/27/2011	6.37%	9,132,282	9,074,685
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/19/2011	5.35%	1,522,047	1,512,448
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/22/2011	5.35%	6,544,801	6,503,524
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/26/2011	5.35%	1,217,637	1,209,958
Wuhan Generating	Bank Loans	Wuhan Zhong Jing Petty Loan Co., Ltd.	5/20/2011	20.40%	761,023	-

Total				Total	$58,766,229	$57,639,372

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	$761,023	$756,224
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	761,023	756,223
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	761,023	756,224
Wuhan Blower	Notes Payable	Shenzhen Development Bank	9/30/2011	-	71,600	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	9/22/2011	-	337,960	-
Wuhan Generating	Notes Payable	Hankou Bank	4/12/2011	-	1,522,047	1,512,447
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/8/2011	-	3,044,094	3,024,895
Wuhan Generating	Notes Payable	Hankou Bank	4/20/2011	-	1,522,047	1,512,448
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	3,044,094	3,024,895
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	3,044,094	3,024,895
Wuhan Generating	Notes Payable	Agricultural Bank of China	9/10/2011	-	913,227	-

Total					$15,782,232	$14,368,251

Total Short Term Bank Loans and Notes					$74,548,461	$72,007,623

Long-term
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,196,298	3,176,140
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	2,587,480	2,571,161
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/17/2012	5.40%	9,893,305	9,830,908
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	5.81%	4,566,140	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	5.81%	1,522,047	1,512,448

Total Long Term Bank Loans and Notes					$21,765,270	$21,627,999

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

Wuhan Blower’s loan from Agricultural Bank of China is secured by the Company’s real property and the Company’s equity interest in Wuhan Generating. To add further credit enhancements, Hubei Zhongzhou Investment Company has guaranteed $2,571,161 of this loan, the remaining balance of $9,830,908 has been guaranteed by Hubei Huaguang International Trade Co., Ltd.

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

Wuhan Generating’s loan from Agricultural Bank of China is secured by Hubei Libang Investment and Guaranty Co., Ltd, and Hubei Huaguang International Trade Co., Ltd.

Wuhan Generating’s loan from Industrial Bank Co., Ltd is guaranteed by Jie Xu, Hongsheng Xu, and Wuhan Blower.

Banking facilities extended by the Agricultural Bank of China were secured by the Company’s mortgage of real property.

Certain notes payable, as indicated above, do not have a stated rate of interest.  These notes are payable on demand to the Company’s creditors.  The creditors have given extended credit terms secured by pledge of the Company’s restricted cash.

As of March 31, 2011, there were no bank loans or notes associated with the discontinued operations.

13.	WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet as a component of Accrued Liabilities.  The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary.  The Company’s typical sales contracts provide for a warranty period of 12-24 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the three months ended March 31, 2011 and the year ended December 31, 2010:

	March 31,	December 31,
	2011	2010

Balance at beginning of period	$1,937,227	$1,469,358
Adjustment
Accruals for current & pre-existing warranties issued during period	174,030	541,533
Less: Settlements made during period	(26,845)	(73,664)
Less: Reversals and warranty expirations	-	-
Balance at end of period	$2,084,412	$1,937,227

There was no outstanding warranty liability for discontinued operations.

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

14.  CAPITALIZATION

The Company’s outstanding securities at March 31, 2011 are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	32,505,000	N/A	N/A
Series A Preferred	6,241,453	02/07/2007	N/A
Series B Preferred	6,354,078	09/05/2009	N/A
Series A Warrants	128,755	02/07/2007	02/06/2012
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	01/02/2008	01/02/2018
Options Issued to Directors	160,000	03/10/2010	03/10/2020
Total Shares on Fully Diluted Basis	45,469,286

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) is convertible into shares of the Company’s common stock on a one-for-one basis.  Holders of Series A Preferred Stock are entitled to a dividend equal to 5% per annum of the amount invested, subject to adjustment.  These dividends are payable quarterly.  In the event of a voluntary or involuntary liquidation, holders of Series A Preferred Stock are entitled to a liquidation preference of $2.33 per share.  This amount is in excess of the stock’s par value of $0.0001.  The Series A Preferred Stock is cumulative, non-participating, and non-redeemable, and as such, there is no related sinking fund.  On or after February 5, 2010, the Series A Preferred Stock will be mandatorily converted into common stock if the Company’s common stock achieves certain price and volume requirements.

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

Investors holding the amended Series J Warrants exercised their right to purchase Series B Preferred Stock at $2.33 per share.  In 2008, certain investors exercised their amended Series J Warrants for a total of 6,369,078 shares of Series B Preferred Stock. The Company received gross proceeds of $14,839,952 for the issuance of those shares in connection with the exercise of the Series J Warrants.  The total amount of commission paid to the placement agent, 1st BridgeHouse Securities, was 10% of the gross proceeds, or $1,483,995.  The Company also paid a total of $274,480 for other financing related expenses.  The net proceeds from the transactions, after accounting for placement agent commissions and other related financing expenses, was $13,081,477.

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

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

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

Upon completion of the warrant recapitalization on January 21, 2011, the Company had 32,505,000 shares of common stock outstanding.  After the completion of the transactions, the Company had one Series A warrant outstanding representing the right to purchase 128,755 shares of the Company’s common stock.  The Company no longer has any Series B, C, AA, BB or JJ warrants outstanding.

15.  COMMITMENTS OF STATUTORY RESERVE

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of the Company’s registered Paid-in capital.  The Company had future unfunded commitments, as provided below.

	March 31,	December 31,
	2011	2010
Unadjusted Registered Capital in PRC	$52,575,256	$52,575,256
50% maximum thereof	26,287,628	26,287,628

Less: Amounts Appropriated to Statutory Reserve	(4,563,592)	(4,563,592)
Unfunded Commitment	$21,724,036	$21,724,036

16.  INCOME TAXES

On February 7, 2007, income from the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, this tax is deferred until foreign source income is repatriated to the Company from earnings and profits after foreign income taxes, which has not yet occurred.

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.  As a business incentive, the Company was approved as a foreign investment enterprise in March 2007, and in accordance with the relevant regulations regarding the favorable tax treatment for a foreign investment enterprise, the Company was entitled to a two-year tax exemption followed by a three-year half exemption.  For the years ended December 31, 2008 and 2007, the Company was still within the two year tax exemption period, and accordingly, made no provision for income taxes.  For the years ended December 31, 2010 and 2009, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate. The Company expects the tax rates to remain the same in 2011.

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

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

Income before taxes and the provision for taxes consists of the following:

	March 31, 2011	December 31, 2010
Income (loss) before taxes:
US Federal	$(3,719,225)	$(5,681,700)
US State	-	-
BVI	(58)	(2,360)
PRC	2,802,376	10,412,529
Total income before taxes from continuing operations	(916,907)	4,728,469

Income (Loss) before taxes from discontinued operation	(107,475)	(286,109)
Total income before taxes	$(1,024,382)	$4,442,360

Provision for taxes:
Current:
U.S. Federal	-	-
U.S. State	-	-
BVI	-	-
PRC	387,412	1,922,215
Provision for taxes from continuing operations	387,412	1,922,215

Provision for taxes from discontinued operations	-	-

Currency effect	-	-
	$387,412	$1,922,215

Deferred:
U.S. Federal	-	-
U.S. State	-	-
BVI	-	-
PRC	-	(620,649)
Deferred taxes from continuing operations	-	(620,649)
Total provision for taxes from continuing operations	387,412	1,301,566

Deferred taxes from discontinued operations	-	(70,986)
Currency effect	-	(1,792)
Total provision for taxes from discontinued operations	-	1,228,788

Total provision for taxes	$387,412	$1,228,788
Effective tax rate	(37.82)%	27.76%

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Deferred tax assets
Beginning balance – continuing operations	$1,192,532	$537,876
Current year additions resulting bad debt expense & warranty accrual expense – continuing operations	-	620,649
Reversals – continuing operations	-	-
Valuation allowance – continuing operations	-	-
Foreign currency effect – continuing operations	7,569	34,007
Ending balance – continuing operations	1,200,101	1,192,532

Beginning balance – discontinued operations	282,898	211,155
Current year additions resulting bad debt expense & warranty accrual expense – discontinued operations	-	72,778
Reversals – discontinued operations	-	-
Valuation allowance – discontinued operations	-	(8,234)
Foreign currency effect – discontinued operations	1,796	7,199
Ending balance – discontinued operations	284,694	282,898

Beginning balance – continuing operations	$1,192,532	$537,876
Beginning balance – discontinued operations	282,898	211,155
Beginning balance	1,475,430	749,031

Ending balance – continuing operations	1,200,101	1,192,532
Ending balance – discontinued operations	284,694	282,898
Ending balance	1,484,795	1,475,430

Total deferred tax assets	1,484,795	1,475,430
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	$1,484,795	$1,475,430
Reported as:
Current deferred tax assets	1,484,795	1,475,430
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$1,484,795	$1,475,430

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the three months ended March 31, 2011 and the year ended December 31, 2010 are shown in the following table:

	3/31/2011	12/31/2010
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00)%	(9.00)%
Accruals in foreign jurisdictions	(25.32)%	15.26%
Tax holiday	(12.50)%	(2.50)%
Effective tax rate	(37.82)%	27.76%

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

17.  EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months	3 months
	ended	ended
	March 31,	March 31,
	2011	2010
Basic Earnings Per Share Numerator
Net Income (Loss)	$(1,411,794)	$1,919,865
Income (Loss) from Continuing Operations	(1,304,319)	2,025,884
Income (Loss) from Discontinued Operations	(107,475)	(106,019)
Less:
Preferred Dividends	179,292	177,300
Income (Loss) Available to Common Stockholders	(1,591,086)	1,742,565
Income (Loss) from Continuing Operations Available to Common Stockholders	(1,483,611)	1,848,584
Income (Loss) from Discontinued Operations Available to Common Stockholders	(107,475)	(106,019)

Diluted Earnings Per Share Numerator
Income (Loss) Available to Common Stockholders	$(1,591,086)	$1,742,565
Income (Loss) from Continuing Operations Available to Common Stockholders	(1,483,611)	1,848,584
Income (Loss) from Discontinued Operations Available to Common Stockholders	(107,475)	(106,019)
Add:
Preferred Dividends	179,292	177,300
Income (Loss) Available to Common Stockholders on Converted Basis	$(1,411,794)	$1,919,865
Income (Loss) from Continuing Operations Available to Common Stockholders on Converted Basis	(1,304,319)	2,025,884
Income (Loss) from Discontinued Operations Available to Common Stockholders on Converted Basis	(107,475)	(106,019)

Original Shares:
Additions from Actual Events
- Issuance of Common Stock	28,327,607	25,351,950
- Issuance of Common Stock resulting from the Recapitalization of Warrants	3,202,668	-
Basic Weighted Average Shares Outstanding	31,530,275	25,351,950

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock*	-	6,241,453
- Conversion of Series B Preferred Stock*	-	6,354,078
Diluted Weighted Average Shares Outstanding:	31,530,275	37,947,481

Earnings Per Share
Basic-Net Income (Loss)	$(0.05)	$0.07
-Income (Loss) from Continuing Operations	(0.05)	0.07
-Income (Loss) from Discontinued Operations, net of taxes	(0.00)	(0.00)
Diluted-Net Income (Loss)	$(0.04)	$0.05
-Income from Continuing Operations	(0.04)	0.05
-Income (Loss) from Discontinued Operations, net of taxes	(0.00)	(0.00)

Weighted Average Shares Outstanding
- Basic	31,530,275	25,351,950
- Diluted	31,530,275	37,947,481

* Potentially anti-dilutive

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

18.  OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating, and Wuhan Sungreen.  Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers.  Wuhan Generating is primarily engaged in the design, manufacture, installation, and service of power generating equipment.  Wuhan Sungreen is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.  Below is a presentation of the Company’s results of operations for the three months ended March 31, 2011 and 2010, and financial position at March 31, 2011 and December 31, 2010. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

	Continuing Operations				Discontinued Operations
Results of Operations			Company,
For the three months ended	Wuhan	Wuhan	UFG,		Wuhan
March 31, 2011	Blower	Generating	Adjustments	Total	Sungreen
Sales	$14,226,238	$13,161,882	$-	$27,388,120	$207,484
Cost of Sales	10,783,765	10,024,854	-	20,808,619	154,755
Gross Profit	3,442,473	3,137,028	-	6,579,501	52,729

Operating Expenses	1,330,810	1,188,386	264,023	2,783,219	183,261

Other Income (Expenses)	(769,770)	(488,159)	(3,455,260)	(4,713,189)	23,056

Earnings before Taxes	1,341,893	1,460,483	(3,719,283)	(916,907)	(107,476)

Taxes	(183,098)	(204,314)	-	(387,412)	-

Net Income	$1,158,795	$1,256,169	$(3,719,283)	$(1,304,319)	$(107,476)

	Continuing Operations				Discontinued Operations
Financial Position			Company,
At	Wuhan	Wuhan	UFG,		Wuhan
March 31, 2011	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	$115,139,027	$82,819,894	$(15,727,223)	$182,231,698	$2,043,403
Non Current Assets	50,256,355	29,932,551	(33,833,731)	46,355,175	24,308,721
Total Assets	165,395,382	112,752,445	(49,560,954)	228,586,873	26,352,124

Current Liabilities	65,559,279	58,948,238	(8,817,900)	115,689,617	1,600,213
Total Long Term Liabilities	15,677,083	6,088,187	-	21,765,270	-
Total Liabilities	81,236,362	65,036,425	(8,817,900)	137,454,887	1,600,213

Net Assets	84,159,020	47,716,020	(40,743,054)	91,131,986	24,751,911

Total Liabilities & Net Assets	$165,395,382	$112,752,445	$(49,560,954)	$228,586,873	$26,352,124

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

	Continuing Operations				Discontinued Operations
Results of Operations			Company,
For the three months ended	Wuhan	Wuhan	UFG,		Wuhan
March 31, 2010	Blower	Generating	Adjustments	Total	Sungreen
Sales	$12,055,287	$5,697,189	$-	$17,752,476	$198,818
Cost of Sales	8,599,926	4,271,942	-	12,871,868	140,630
Gross Profit	3,455,361	1,425,247	-	4,880,608	58,188

Operating Expenses	1,038,381	365,694	134,441	1,538,516	163,233

Other Income (Expenses)	(886,435)	(122,988)	-	(1,009,423)	(974)

Earnings before Taxes	1,530,545	936,565	(134,441)	2,332,669	(106,019)

Taxes/(Deferred Tax Benefit)	(148,509)	(158,276)	-	(306,785)	-

Net Income	$1,382,036	$778,289	$(134,441)	$2,025,884	$(106,019)

	Continuing Operations				Discontinued Operations
Financial Position			Company,
At	Wuhan	Wuhan	UFG,		Wuhan
December 31, 2010	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	$108,416,229	$78,574,662	$(16,710,623)	$170,280,268	$1,756,460
Non Current Assets	49,946,631	29,928,377	(33,620,345)	46,254,663	24,215,927
Total Assets	158,362,860	108,503,039	(50,330,968)	216,534,931	25,972,387

Current Liabilities	60,311,282	56,290,083	(9,315,323)	107,286,042	726,232
Total Long Term Liabilities	15,578,209	6,049,790	-	21,627,999	-
Total Liabilities	75,889,491	62,339,873	(9,315,323)	128,914,041	726,232

Net Assets	82,473,369	46,163,166	(41,015,645)	87,620,890	25,246,155

Total Liabilities & Net Assets	$158,362,860	$108,503,039	$(50,330,968)	$216,534,931	$25,972,387

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
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

For the three months ended March 31, 2011 and year ended December 31, 2010, the Company recorded $4,555 and $38,382 of stock compensation expense, respectively.  The entire stock option compensation expenses were recorded as general and administrative expenses given the nature of the work contribution of the grantees.

The range of the exercise prices of the outstanding stock options at March 31, 2011 are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	240,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

The Company has not accrued or realized tax benefit related to the expense of stock options in the United States because it does not currently have a plan to repatriate its earnings.

The Company used the Black-Scholes Model to value the options granted.  The following table shows the weighted average fair value of the grants as of March 31, 2011 and December 31, 2010, and the assumptions that were employed in the model:

	March 31, 2011	December 31, 2010
Weighted-average fair value of grants:	$0.27	$0.27
Risk-free interest rate:	3.47%	3.30%
Expected volatility:	2.21%	4.07%
Expected life in months:	111.00	114.00

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
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

The Company is subject to the concentration of supply risk because it contracted with a single vendor, Hubei Gongchuang Real Estate Co., Ltd. to perform all of the construction on its main campus, as detailed in Note 8 - Property, Plant and Equipment.

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

The following table summarizes the amounts included in income/(loss) from discontinued operations for all periods presented. These revenues and expenses were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

	3/31/2011	3/31/2010
Discontinued Operations	Wuhan	Wuhan
For the period ended	Sungreen	Sungreen
Sales	207,484	198,818
Cost of Sales	154,755	140,630
Gross Profit	52,729	58,188

Operating Expenses	183,261	163,233

Other Income (Expenses)	(23,056)	(974)

Earnings before Taxes	(107,476)	(106,019)

Taxes	-	-

Net Income	$(107,476)	$(106,019)

Wuhan General Group (China), Inc.
As of March 31, 2011 and December 31, 2010
Notes to Financial Statements
 (Stated in US Dollars)

The following table summarizes the amounts included in financial position from discontinued operations for all periods presented. These amounts included in financial position were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

	March 31, 2011	December 31, 2010
Financial Position	Wuhan	Wuhan
At	Sungreen	Sungreen
Current Assets	$2,043,403	$1,756,460
Non Current Assets	24,308,721	24,215,927
Total Assets	26,352,124	25,972,387

Current Liabilities	1,600,213	726,232
Total Long Term Liabilities	-	-
Total Liabilities	1,600,213	726,232

Net Assets	24,751,911	25,246,155

Total Liabilities & Net Assets	$26,352,124	$25,972,387

The tax effects of temporary differences caused the deferred assets/(liabilities) associated with assets held for sale at March 31, 2011 and December 31, 2010 are as follows:

	3/31/2011	12/31/2010
Non-current deferred tax assets	$292,980	$291,132
Loss carryover items net of valuation allowance	(8,286)	(8,234)
Total deferred tax assets	284,694	282,898
Non-current deferred tax liabilities	-	-
Total deferred tax liabilities	-	-
Net deferred tax liabilities	$284,694	$282,898

22.  CONTINGENT LIABILITIES

In October 2008, the Company’s Chairman, Xu Jie, entered into a loan agreement with Huaxia Bank Co., Ltd. Pursuant to the loan agreement, Mr. Xu borrowed RMB 50,000,000 (approximately $7.6 million). The loan agreement requires Mr. Xu to make an installment payment of RMB 10 million (approximately $1.5 million) on June 30, 2011 and each of the following four months. The obligations under the loan agreement are guaranteed by the Company’s subsidiary, Wuhan Blower.

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of March 31, 2011 and December 31, 2010, and the related statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP

San Mateo, California	Samuel H. Wong & Co., LLP
May 11, 2011	Certified Public Accountants

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

These risks and uncertainties, along with others, are also described in the Risk Factors section in Part II, Item 1A of this Form 10-Q and in our other SEC filings.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Recent Developments

Effective December 29, 2010, we decided to sell the assets and business of Wuhan Sungreen.  Accordingly, the results of Wuhan Sungreen’s operations have been excluded from continuing operations and reported as discontinued operations in the financial statements for the three month periods ended March 31, 2011 and 2010. Wuhan Sungreen is continuing its operations pending further action.  As of March 31, 2011, we estimate that the fair market value of Wuhan Sungreen’s assets is approximately $18 to 24 million.  We anticipate that all of the Wuhan Sungreen assets will be sold prior to January 1, 2012, and that any proceeds from the sale of such assets will be used to meet the working capital needs of Wuhan Blower and Wuhan Generating and/or to purchase new equipment for Wuhan Blower and Wuhan Generating.

Unless otherwise indicated, information presented in this Quarterly Report on Form 10-Q relates only to the Company’s continuing operations, which include the businesses conducted by Wuhan Blower and Wuhan Generating. See Note 21 to the financial statements included in “Part I Financial Information—Item 1. Financial Statements” for information related to the business we have classified as discontinued operations, which includes the business conducted by Wuhan Sungreen.

Overview

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through our wholly owned subsidiary, Universe Faith Group Limited (“UFG”), which has no operations of its own and only serves to hold our Chinese operating subsidiaries, Wuhan Blower Co., Ltd. (“Wuhan Blower”), Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating”) and Wuhan Sungreen Environment Protection Equipment Co., Ltd. (“Wuhan Sungreen”).  Wuhan Blower is a manufacturer of industrial blowers that are principally components of steam-driven electrical power generation plants. Wuhan Generating manufactures industrial steam and water turbines, which also are principally used in electrical power generation plants. Wuhan Sungreen manufactures silencers, connectors and other general parts for industrial blowers and electrical equipment, and it produces general machinery equipment. Wuhan Blower, Wuhan Generating and Wuhan Sungreen conduct all of their operations in the People’s Republic of China, which we refer to in this report as the PRC or China. Prior to our acquisition of UFG in February 2007, we were a publicly held shell company with no operations other than efforts to identify suitable parties for a merger transaction.  Our corporate structure is as follows:

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results for the three month periods ended March 31, 2011 and 2010 and the financial condition at March 31, 2011.  The amounts shown below that were originally denominated in RMB were translated into U.S. dollars at the rate of 6.57010 RMB per 1 U.S. dollar, which is the March 31, 2011 period end exchange rate that the Company used in the accompanying financial statements.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Sales.  Sales increased $9.64 million, or 54.28%, to $27.39 million for the three months ended March 31, 2011 from $17.75 million for the same period in 2010.  This increase was mainly attributable to the economic recovery in China.

 Cost of Sales.  Our cost of sales increased $7.94 million, or 61.66%, to $20.81 million for the three months ended March 31, 2011 from $12.87 million during the same period in 2010.  As a percentage of sales, the cost of sales was 75.98% during the three months ended March 31, 2011 compared to 72.51% in the same period of 2010.  This increase was primarily attributable to inflationary pressures related to the overall cost of production.

Gross Profit.  Our gross profit increased $1.70 million, or 34.81%, to $6.58 million for the three months ended March 31, 2011 from $4.88 million for the same period in 2010.  Gross profit as a percentage of sales was 24.02% for the three months ended March 31, 2011 compared to 27.49% during the same period in 2010.

Selling Expenses.  Our selling expenses for the three months ended March 31, 2011 increased by $36,362 from the same period in 2010.  As a percentage of sales, selling expenses were 1.58% for the three months ended March 31, 2011 and 2.23% for the three months ended March 31, 2010.  This decrease was primarily attributable to smaller commissions being paid in connection with our lower gross margin as described above.

General and Administrative Expenses.  Our general and administrative expenses increased approximately $1.22 million, or 126.40%, to $2.18 million for the three months ended March 31, 2011 from $961,353 for the same period in 2010.  As a percentage of sales, general and administrative expenses were 7.95% for the three months ended March 31, 2011 compared to 5.42% for the same period in 2010.  This increase as a percentage of sales was primarily attributable to (i) a one-time financing consultancy fee in connection with the rearrangement of the Company’s loan facilities, and (ii) the general effects of inflation on our business.

Warranty Expense.  Our warranty expense decreased to $174,030 for the three months ended March 31, 2011 from approximately $180,829 for the same period in 2010.  As a percentage of sales, warranty expense was 0.64% for the three months ended March 31, 2011 compared to 1.02% for the same period in 2010.

Operating Income.  Our operating income increased by $454,190, or 13.59%, to $3.80 million for the three months ended March 31, 2011 from $3.34 million for the same period in 2010.  As a percentage of sales, operating income was 13.86% for the three months ended March 31, 2011 compared to 18.83% for the same period in 2010.  This decrease as a percentage of sales was primarily attributable to an increase in general and administrative expenses as mentioned above.

Interest Income.  Our interest income decreased to $8,763 for the three months ended March 31, 2011 from $18,504 for the same period in 2010.  This decrease was due to a decrease in interest earning bank deposits.

Interest Expense.  Our interest expense increased $242,113, or 23.56%, to approximately $1.27 million for the three months ended March 31, 2011 from approximately $1.03 million for the same period in 2010.  This increase was due to the significant increase in loans from banks and other financial institutions.

Income Tax.  Our income tax liability for the three months ended March 31, 2011 was $387,412, which is an increase of $80,627, or 26.28% over the prior year period.  Wuhan Blower and Wuhan Generating were subject to 12.5% PRC income tax during the three months ended March 31, 2011 and March 31, 2010.  Wuhan General did not incur any U.S. income tax liability during the three months ended March 31, 2011 and March 31, 2010.

Net Income.  Net income decreased approximately $3.33 million, or 173.54%, to a loss of approximately $1.41 million during the three months ended March 31, 2011 from income of approximately $1.92 million during the same period in 2010.  This decrease was primarily the result of a non-cash charge of approximately $3.46 million in connection with the Company’s warrant recapitalization.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities.  We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions.  As of March 31, 2011, we had cash and cash equivalents of approximately $64.10 million, including restricted cash of approximately $44.89 million.

The collection of our accounts receivable and other receivables is important to solidifying our liquidity position. Although we are still experiencing payment delays, we continue to focus on the collection of accounts receivable.  Our accounts receivable ratio decreased to 166 days at March 31, 2011, compared to 182 days at March 31, 2010.  This decrease resulted primarily from our continuing efforts in debt collection, which were implemented by our credit control team.  Our working capital at March 31, 2011 was sufficient primarily due to our collection of accounts receivable.

The majority of our customers pay us in installments at various stages of project completion. The percentage of the purchase price due at the various stages varies somewhat between contracts. In our standard sales contract, our customers are required to pay us 60% of the purchase price of a piece of equipment at the time of delivery. Alternatively, some sales contracts provide for 15% due upon signing and 45% due upon delivery. Our customers are generally required to pay us an additional 30% of the purchase price when the equipment has been installed and has performed properly for 72 hours. However, since our equipment is generally a component of a larger project, there are times that customers do not allow us to install the equipment immediately upon delivery. Our standard sales contract generally requires payment of the remaining 10% no later than 18 months following the installation.  Some customers have not strictly adhered to the contractual payment terms. This has increased our accounts receivable, which is discussed in detail below. Although the payment terms in our standard sales contract result in a long payment cycle, we believe our payment terms are typical in our industry in China.  Nonetheless, we are seeking more aggressive payment schedules on new sales contracts in order to improve our liquidity position.

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. Pursuant to the Company’s accounting policies, the allowance for doubtful accounts is determined by applying a rate of 5% on outstanding accounts receivable. In addition, the Company uses a specific review process to determine if any additional allowances for doubtful accounts are required. Bad debts are charged against the allowance when outstanding accounts receivable have been determined to be uncollectible. We provide for bad debts principally based upon the aging of accounts receivable, the collectability of specific customer accounts, our experience in the collection of bad debts and the general condition of the industry.

Accounts receivable increased from approximately $49.49 million to $51.68 million from March 31, 2010 to March 31, 2011. The allowance for bad debt provided in accordance with the Company’s accounting policy was approximately $2.72 million at March 31, 2011. The Company applied a rate of 5% on outstanding accounts receivable, which results in an ending balance of approximately $51.68 million. Our accounts receivable are currently at an appropriate level considering the Company’s recent increase in sales.  However, we remain committed to a sustained focus on debt collection and management of our accounts receivable levels.

We have devoted increased resources to our collection efforts with respect to our outstanding accounts receivable.  We have also aligned more closely the sales commission structure with the collection on sales. The accounts receivable balance increased by approximately $2.20 million from December 31, 2010 to March 31, 2011.

At March 31, 2011, we had approximately $16.33 million in other receivables, which is an increase of $61,562 compared to the balance at December 31, 2010.

We also had advances to suppliers of approximately $34.85 million at March 31, 2011, which decreased by $579,674 compared to the balance at December 31, 2010.  We typically need to place a deposit in advance with our suppliers on a portion of the purchase price, and for some suppliers, we must maintain a deposit for future orders.

We had inventory turnover of 2.39 times for the quarter ended March 31, 2011.  We calculate inventory turnover as sales divided by average inventory. Inventory increased approximately $1.91 million in raw materials, $1.49 million in work in progress and decreased $182,087 in finished goods for the quarter ended March 31, 2011.  The raw materials increase resulted from the Company’s increase in sales.

Net cash provided by operating activities for the quarter ended March 31, 2011 was approximately $3.28 million, as compared to approximately $6.55 million for the quarter ended March 31, 2010. This change was primarily due to lower collections from customers compared to the same period last year, and a significant increase in tax payments.

Net cash used in investing activities for the quarter ended March 31, 2011 was approximately $15.25 million, as compared to approximately $382,731 used for the quarter ended March 31, 2010.  This change was mainly the result of an increase in restricted cash and an increase in plant and equipment expenditures.

Net cash provided by financing activities for the quarter ended March 31, 2011 was approximately $2.54 million, as compared to approximately $2.30 million used for the quarter ended March 31, 2010.  This change was primarily due to the increase in bank loans and notes.

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

Bank Loans and Notes Generally

As of March 31, 2011, we had bank loans and debt from other non-bank entities totaling approximately $96.31 million (based on an exchange rate of 6.57010 RMB per 1 U.S. dollar).  The Company had approximately $8.0 million available under its bank facilities and loan facilities as of March 31, 2011.  The Company will be eligible to draw on these additional funds if the Company satisfies certain requirements under its Loan Agreement with Hankou Bank.  Information regarding these loans and notes is set forth below in U.S. dollars.

Continuing Operations
				Interest		At
				Rate Per	At March 31,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2011	2010
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	$19,421,319	$19,298,829
Wuhan Blower	Bank Loans	Hankou Bank	7/27/2011	5.31%	6,088,187	6,049,790
Wuhan Blower	Bank Loans	Hankou Bank	9/30/2011	5.31%	761,023	756,224
Wuhan Blower	Bank Loans	Hankou Bank	10/11/2011	5.31%	2,283,070	2,268,671
Wuhan Blower	Bank Loans	Wuhan Rui Sheng Feng Investment Co., Ltd.	4/8/2011	9.60%	2,283,070	2,268,671
Wuhan Blower	Bank Loans	Wuhan Zhong Jing Petty Loan Co., Ltd.	5/31/2011	20.40%	1,141,535	1,134,336
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2011	18.00%	1,522,047	1,512,447
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.36%	4,566,141	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/19/2011	5.36%	1,522,047	1,512,447
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	4/27/2011	6.37%	9,132,282	9,074,685
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/19/2011	5.35%	1,522,047	1,512,448
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/22/2011	5.35%	6,544,801	6,503,524
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/26/2011	5.35%	1,217,637	1,209,958
Wuhan Generating	Bank Loans	Wuhan Zhong Jing Petty Loan Co., Ltd.	5/20/2011	20.40%	761,023	-

Total				Total	$58,766,229	$57,639,372

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	$761,023	$756,224
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	761,023	756,223
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	761,023	756,224
Wuhan Blower	Notes Payable	Shenzhen Development Bank	9/30/2011	-	71,600	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	9/22/2011	-	337,960	-
Wuhan Generating	Notes Payable	Hankou Bank	4/12/2011	-	1,522,047	1,512,447
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/8/2011	-	3,044,094	3,024,895
Wuhan Generating	Notes Payable	Hankou Bank	4/20/2011	-	1,522,047	1,512,448
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	3,044,094	3,024,895
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	3,044,094	3,024,895
Wuhan Generating	Notes Payable	Agricultural Bank of China	9/10/2011	-	913,227	-

Total					$15,782,232	$14,368,251

Total Short Term Bank Loans and Notes					$74,548,461	$72,007,623

Long-term
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,196,298	3,176,140
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	2,587,480	2,571,161
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/17/2012	5.40%	9,893,305	9,830,908
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	5.81%	4,566,140	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	5.81%	1,522,047	1,512,448

Total Long Term Bank Loans and Notes					$21,765,270	$21,627,999

We plan to either repay this debt as it matures or refinance this debt with other debt.

Loan Facilities with Hankou Bank

On June 28, 2010, Wuhan Blower, Wuhan Generating and Wuhan Sungreen (collectively, the “Borrowers”), entered into a Loan Facility Agreement with Hankou Bank for a loan facility totaling RMB 320,000,000 (approximately $48.71 million) in secured debt financing.  The Borrowers, upon application, may access this loan facility from June 28, 2010 to June 28, 2013.  Pursuant to certain Financial Consulting Service Agreements entered into between the Borrowers and Hankou Bank, dated June 29, 2010, the Borrowers must pay financial consultancy fees that aggregate to approximately RMB 2.84 million (approximately $0.43 million) in connection with the loan facility with Hankou Bank.

Under this loan facility, Wuhan Generating entered into a Loan Agreement with Hankou Bank for a short-term loan for RMB 30,000,000 (approximately $4.57 million) on June 29, 2010.  On the same date, Wuhan Blower entered into a Loan Agreement with Hankou Bank for a short-term loan for RMB 127,600,000 (approximately $19.42 million).  These short-term loans were obtained for the purpose of repaying the Borrowers’ debt with Standard Chartered Bank.  These short-term loans mature on June 29, 2011 and have a floating interest rate, which was 5.31% per annum as of March 31, 2011.  If either Wuhan Generating or Wuhan Blower fails to make timely payments on these loans, then it will be subject to a penalty rate of 150% of the effective interest rate.  In addition, Wuhan Generating and Wuhan Blower are subject to a penalty rate of the effective interest rate plus 100% if they fail to use the loan for the agreed upon purpose.  Upon Hankou Bank’s request, Wuhan Generating and Wuhan Blower must provide copies of financial statements and other requested information.  If Wuhan Generating or Wuhan Blower breach the terms of the short-term loan, among other rights, Hankou Bank may charge compound interest and penalty interest, accelerate the maturity date of the loan and withhold or deduct such amounts from Wuhan Generating’s or Wuhan Blower’s other accounts with Hankou Bank.  These short-term loans are subject to an early repayment fee.

On July 27, 2010, Wuhan Blower executed a Loan Agreement for a short-term loan for RMB 40,000,000 (approximately $6.09 million) under its loan facility with Hankou Bank.  This short-term loan was obtained for working capital purposes.  This short-term loan matures on July 28, 2011 and has a floating interest rate, which was 5.31% per annum as of March 31, 2011.  If Wuhan Blower fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate.  In addition, Wuhan Blower is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose.  Upon Hankou Bank’s request, Wuhan Blower must provide copies of financial statements and other requested information.  If Wuhan Blower breaches the terms of the short-term loan, among other rights, Hankou Bank may charge compound interest and penalty interest, accelerate the maturity date of the loan and withhold or deduct such amounts from Wuhan Blower’s other accounts with Hankou Bank.  This short-term loan is subject to an early repayment fee.

The obligations under the Loan Facility Agreement and Loan Agreements with Hankou Bank are secured by the real property of the Borrowers and guaranteed by Wuhan Blower and Wuhan Sungreen.  The Loan Facility Agreement and the Loan Agreements are governed by the laws of the People’s Republic of China.

As of March 31, 2011, the Company had received approximately $40.73 million under the term loan facility with Hankou Bank.  We have used this amount to repay the bank loans with Standard Chartered Bank and to fund our ongoing construction projects.

The foregoing is only a summary of the agreements and is qualified by the exact terms of the Loan Facility Agreement, the Loan Agreements and the Financial Consulting Service Agreements, which were filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7 to our Current Report on Form 8-K filed with the SEC on October 22, 2010.

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

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale. The Company considers annually whether these assets are impaired. The Company makes its determinations based on various factors that impact those assets. For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future. Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company. Equipment used for production, which undergo regular maintenance, are assessed annually. The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company. Based on its review, the Company believes that, as of March 31, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

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

Exchange Rates	March 31, 2011	December 31, 2010	March 31, 2010
Period-end RMB: US$ exchange rate	6.57010	6.61180	6.83610
Average period RMB: US$ exchange rate	6.58940	6.77875	6.83603

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

Effective January 1, 2009, PRC government implemented a new 25% tax rate for all domestic and foreign enterprises and abolishing any tax holiday, which was defined as “two-year exemption followed by three-year half exemption” enjoyed by many foreign-invested enterprises. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, the PRC government established transition rules allowing enterprises already benefiting from tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized. For the quarter ended March 31, 2011, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

The Company also is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of:

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Statutory Reserve

In accordance with PRC laws, the Company maintains statutory reserves, which are appropriations from net income, to the account “statutory reserve” to be used for future company development, recovery of losses, and increase of capital, as approved, to expand production or operations.  PRC laws require that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit.  Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.  The Company cannot pay dividends from statutory reserves or paid in capital registered in the PRC.

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

Retirement Plan

The employees of the Company participate in the defined contribution retirement plans managed by the local government authorities whereby the Company is required to contribute to the schemes at fixed rates of the employees’ salary. The Company’s contributions to this plan are charged to profit or loss when incurred. The Company has no obligations for the payment of retirement and other post-retirement benefits of staff other than the contributions described in the Company’s financial statements.

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

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon this evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses.  Therefore, our management concluded that our disclosure controls and procedures were not effective.  We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which are described under “Item 9A. Controls and Procedures. Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2011.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, the Company had no significant changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

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

We have incurred substantial debt to finance our growth. As of March 31, 2011, we had approximately $96.31 million of outstanding bank loans and notes.  This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of March 31, 2011, we had an aggregate amount of $51.68 million in accounts receivable. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected.  The recent economic downturn has resulted in longer payment cycles and increased collection costs in excess of management’s expectations.

Our management has identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In conjunction with the preparation of the Company’s Form 10-K for the year ended December 31, 2010, our management carried out an evaluation of the effectiveness of the design and operation of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2010. Based upon this evaluation, our CEO and CFO concluded that our internal control over financial reporting and disclosure controls and procedures contained significant deficiencies and material weaknesses and therefore were not effective.  For more detailed information regarding our internal control over financial reporting and our disclosure controls and procedures, see Part II, Item 9A. Controls and Procedures in the Company’s Form 10-K for the year ended December 31, 2010.  If the remedial policies and procedures we implement are insufficient to address the identified material weaknesses, or if additional significant deficiencies or material weaknesses in our internal control over financial reporting or disclosure controls and procedures are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure also could adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting.

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

We are consistently evaluating the design and operating effectiveness of our internal controls, a process which sometimes leads to modifications in such controls. As a result of such evaluations, we have instituted certain remedial measures designed to address certain material weaknesses in our internal control procedures.  For more detailed information regarding our internal control over financial reporting and our disclosure controls and procedures, see Part II, Item 9A. Controls and Procedures in the Company’s Form 10-K for the year ended December 31, 2010.  These modifications could affect the overall effectiveness or evaluation of the control system in the future by us. If the remedial policies and procedures we implement are insufficient to address the identified material weaknesses, or if additional significant deficiencies or material weaknesses in our internal controls are discovered in the future, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

As of May 12, 2011, there were 12,964,286 shares of our common stock issuable upon conversion of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. capital markets. Our management team, which has limited experience managing a U.S. public company, will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Date:  May 16, 2011

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