Form 10-Q
period 2011-06-30
WUHAN GENERAL GROUP (CHINA), INC
filed 2011-08-22
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

or

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
Yes ☐ No ☒

As of August 15, 2011, the registrant had a total of 32,505,000 shares of common stock outstanding.

i

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

		At	At
		June 30,	December 31,
	Note	2011	2010
ASSETS
Current Assets
Cash	2(e)	$55,251,887	$26,856,317
Restricted Cash	3	24,076,390	30,599,958
Short Term Investment		154,703	-
Notes Receivable	4	72,710	251,066
Accounts Receivable	2(f),5	57,862,257	49,485,978
Other Receivable		27,676,744	16,269,293
Inventory	2(g),6	15,384,444	9,867,301
Advances to Suppliers		27,375,466	35,433,751
Advances to Employees	7	296,776	322,205
Prepaid Expenses		1,834,090	517
Prepaid Taxes		412,317	1,351
Deferred Tax Asset		1,219,800	1,192,532
Current assets held for sale	2(bb), 22	1,835,464	1,756,460
Total Current Assets		213,453,048	172,036,729
Non-Current Assets
Real Property Available for Sale		-	1,140,718
Property, Plant & Equipment, net	2(h),8	30,367,724	30,617,120
Land Use Rights, net	2(j),9	1,968,066	1,945,678
Construction in Progress	10	14,978,941	12,371,309
Other Assets		7,000	-
Intangible Assets, net	2(i),11	163,381	179,837
Long-term assets held for sale	2(bb), 22	24,528,890	24,215,927
Total Assets		$285,467,050	$242,507,318
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Bank Loans & Notes	12	$99,652,003	$72,007,623
Accounts Payable		9,022,777	9,619,808
Taxes Payable		8,355,936	10,459,789
Other Payable		5,736,818	4,123,669
Related Party Payable	13	2,287,549	-
Dividend Payable		1,087,706	727,129
Accrued Liabilities	14	3,093,625	2,885,931
Customer Deposits		13,723,483	8,005,336
Current liabilities associated with assets held for sale	2(bb), 22	718,672	726,232
Total Current Liabilities		143,678,569	108,555,517
Long Term Liabilities
Bank Loans and Notes	12	22,122,525	21,627,999
Total Liabilities		$165,801,094	$130,183,516

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

		At	At
		June 30,	December 31,
	Note	2011	2010
STOCKHOLDERS' EQUITY
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at June 30, 2011 and December 31, 2010	15	$624	$624
Additional Paid in Capital – Preferred Stock		8,170,415	8,170,415
Additional Paid in Capital – Warrants		63,171	1,554,635
Additional Paid in Capital – Beneficial Conversion Feature		6,371,547	6,371,547
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at June 30, 2011 and December 31, 2010	15	635	635
Additional Paid in Capital – Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital – Warrants		-	1,244,366
Additional Paid in Capital – Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 32,505,000 and 28,327,607 Shares Issued & Outstanding at June 30, 2011 and December 31, 2010, respectively	15	3,251	2,833
Additional Paid in Capital		42,090,418	35,895,190
Statutory Reserve	2(u),16	4,563,592	4,563,592
Retained Earnings		27,175,361	25,956,458
Accumulated Other Comprehensive Income	2(v)	14,566,092	11,902,657
Total Stockholders' Equity		119,665,956	112,323,802

Total Liabilities & Stockholders' Equity		$285,467,050	$242,507,318

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the three and six months ended June 30, 2011 and 2010
(Stated in US Dollars)

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
	Note	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Sales	2(l)	$32,255,783	$22,451,331	$59,643,903	$40,203,807
Cost of Sales	2(m)	22,741,366	17,673,889	43,549,985	30,545,757
Gross Profit		9,514,417	4,777,442	16,093,918	9,658,050

Operating Expenses
Selling	2(n)	267,446	240,169	700,143	636,503
General & Administrative	2(p)	2,897,838	492,083	5,074,326	1,453,436
Warranty	2(w),14	21,674	195,721	195,705	376,550
Total Operating Expenses		3,186,958	927,973	5,970,174	2,466,489

Operating Income		6,327,459	3,849,469	10,123,744	7,191,561

Other Income (Expenses)
Other Income		87,776	132,311	138,188	132,393
Interest Income		80,404	7,363	89,166	25,867
Other Expenses		(2,398)	(1,335)	(49,605)	(1,561)
Interest Expense		(2,954,482)	(3,106,994)	(4,224,378)	(4,134,777)
Expense for warrant recapitalization		-	-	(3,455,260)	-
Total Other Income (Loss) & Expenses		(2,788,700)	(2,968,655)	(7,501,889)	(3,978,078)

Earnings from Continuing Operations before Taxes		3,538,759	880,814	2,621,855	3,213,483
Income Taxes	2(t), 17	456,593	160,897	844,005	467,682
Income from Continuing Operations		3,082,166	719,917	1,777,850	2,745,801
Income (Loss) from Discontinued Operations, net of taxes		(90,893)	(40,818)	(198,370)	(146,837)

Net Income		$2,991,273	$679,099	$1,579,480	$2,598,964
Preferred Dividends Declared		(181,284)	(177,300)	(360,577)	(354,600)
Income Available to Common Stockholders		$2,809,989	$501,799	$1,218,903	$2,244,364
Earnings Per Share	18
Basic – Net Income		$0.09	$0.02	$0.04	$0.09
– Income from Continuing Operations		0.09	0.02	0.05	0.10
– Loss from Discontinued Operations		(0.00)	(0.00)	(0.01)	(0.01)

Diluted – Net Income		0.06	0.02	0.04	0.08
– Income from Continuing Operations		0.06	0.02	0.05	0.09
– Loss from Discontinued Operations		$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding
Basic		32,505,000	25,351,950	32,040,845	25,351,950
Diluted		45,100,531	31,799,321	38,394,923	31,799,321

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Comprehensive Income
Net Income	$2,991,273	$679,099	$1,579,480	$2,598,964
Other Comprehensive Income
Foreign Currency Translation Adjustment	972,071	(395,865)	2,663,435	(369,809)
Total Comprehensive Income	$3,963,344	$283,234	$4,242,915	$2,229,155

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the periods ended June 30, 2011 and December 31, 2010
(Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compre
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2011	6,241,453	$624	$8,170,415	$1,554,635	$6,371,547	6,354,078	$635	$12,637,158	$1,244,366	$4,023,692	28,327,607	$2,833	$35,895,190	$4,563,592	$25,956,458	$11,902,657	$112,323,802
Stock Option Compensation	-	-	-	-	-	-	-	-	-	-	-	-	4,555	-	-	-	4,555
Recapitalization of Warrants	-	-	-	(1,491,464)	-	-	-	-	(1,244,366)	-	-	-	2,735,830	-	-	-	-
Expense related to recapitalization of warrants	-	-	-	-	-	-	-	-	-	-	4,177,393	418	3,454,843	-	-	-	3,455,261
Net Income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,579,480	-	1,579,480
Preferred Dividends Declared	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(360,577)	-	(360,577)
Appropriations of Retained Earnings	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,663,435	2,663,435
Balance, June 30, 2011	6,241,453	$624	$8,170,415	$63,171	$6,371,547	6,354,078	$635	$12,637,158	$-	$4,023,692	32,505,000	$3,251	$42,090,418	$4,563,592	$27,175,361	$14,566,092	$119,665,956

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the periods ended June 30, 2011 and December 31, 2010
 (Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compre
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2010	6,241,453	$624	$8,170,415	$3,484,011	$6,371,547	6,354,078	$635	$12,637,158	$2,274,181	$4,023,692	25,351,950	$2,536	$29,739,996	$4,563,592	$23,477,239	$7,864,066	$102,663,692
Stock Option Compensation	-	-	-	-	-	-	-	-	-	-	-	-	38,382	-	-	-	38,382
Recapitalization of Warrants	-	-	-	(1,929,376)	-	-	-	-	(1,029,815)	-	-	-	2,959,191	-	-	-	-
Expense related to recapitalization of warrants	-	-	-	-	-	-	-	-	-	-	2,975,657	297	3,103,621	-	-	-	3,103,918
Net Income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,206,348	-	3,206,348
Preferred Dividends Declared	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(727,129)	-	(727,129)
Appropriations of Retained Earnings	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,038,591	4,038,591
Balance, December 31, 2010	6,241,453	$624	$8,170,415	$1,554,635	$6,371,547	6,354,078	$635	$12,637,158	$1,244,366	$4,023,692	28,327,607	$2,833	$35,895,190	$4,563,592	$25,956,458	$11,902,657	$112,323,802

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2011 and 2010
 (Stated in US Dollars)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cash Flows from Operating Activities
Cash Received from Customers	$18,968,445	$11,273,068	$45,750,713	$40,397,013
Cash Paid to Suppliers & Employees	(24,136,911)	(11,146,068)	(43,327,856)	(31,417,189)
Interest Received	80,404	7,362	89,166	25,866
Interest Paid	(2,954,483)	(2,064,703)	(4,224,378)	(4,134,777)
Taxes Paid	(685,878)	(1,818,418)	(3,794,166)	(2,127,194)
Miscellaneous Receipts	87,777	132,252	138,188	132,334
Cash Provided by operating activities – continuing operations	(8,640,646)	(3,616,507)	(5,368,333)	2,876,053
Cash Provided by operating activities – discontinued operations	(105,412)	(13,881)	(95,289)	40,479
Cash Sourced/(Used) in Operating Activities	(8,746,058)	(3,630,388)	(5,463,622)	2,916,532

Cash Flows from Investing Activities
Cash Released/(Invested in) Restricted Time Deposits	20,814,390	(2,855,657)	6,523,568	(2,655,444)
Purchase of Short Term Investment Fund or Investment Property	986,015	-	986,015	-
Payments for Purchases and Construction of Plant & Equipment	(3,324,976)	(354,386)	(4,227,475)	(934,004)
Payments for Deposits	(7,712)	-	(7,943)	-
Cash Used in investing activities – continuing operations	18,467,717	(3,210,043)	3,274,165	(3,589,448)
Cash Used in investing activities – discontinued operations	58,838	(9,466)	1,219	(12,792)
Cash Sourced/(Used) in Investing Activities	18,526,555	(3,219,509)	3,275,384	(3,602,240)

Cash Flows from Financing Activities
Proceeds from Bank Loans and Notes	25,598,068	33,026,008	28,138,906	68,483,013
(Repayment of Bank Loans and Notes)	-	(4,715,310)	-	(42,472,495)
Dividends Paid	-	(727,129)	-	(727,129)
Cash provided by financing activities – continuing operations	25,598,068	27,583,569	28,138,906	25,283,389
Cash provided by financing activities – discontinued operations	-	-	-	-
Cash Sourced/(Used) in Financing Activities	25,598,068	27,583,569	28,138,906	25,283,389

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – continuing operations	35,425,139	20,757,019	26,044,738	24,569,994
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – discontinued operations	(46,574)	(23,347)	(94,070)	27,687
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	35,378,565	20,733,672	25,950,668	24,597,681

Effect of Currency Translation – continuing operations	616,407	(453,555)	2,353,949	(429,797)
Effect of Currency Translation – discontinued operations	1,166	148	(1,225)	153
	617,573	(453,407)	2,352,724	(429,644)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2011 and 2010
 (Stated in US Dollars)
Cash & Cash Equivalents at Beginning of Period – continuing operations	19,210,341	4,207,625	26,853,200	370,893
Cash & Cash Equivalents at Beginning of Period – discontinued operations	89,502	87,541	139,389	36,501
	19,299,843	4,295,166	26,992,589	407,394

Cash & Cash Equivalents at End of Period – continuing operations	55,251,887	24,511,089	55,251,887	24,511,089
Cash & Cash Equivalents at End of Period – discontinued operations	44,094	64,342	44,094	64,341
Cash & Cash Equivalents at End of Period	$55,295,981	$24,575,431	$55,295,981	$24,575,431

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three and six months ended June 30, 2011 and 2010
(Stated in US Dollars)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Income	$2,991,273	$679,099	$1,579,480	$2,598,964

Adjustments to Reconcile Net Income to
Net Cash Provided by / <Used in> Operating Activities :

Prepaid Interest in Other Non Current Assets	-	1,042,290	-	-
Stock Compensation	-	16,573	4,555	16,573
Expense for warrant recapitalization	-		3,455,260
Amortization	123,408	85,899	230,786	191,176
Depreciation	876,846	637,453	1,629,999	1,214,297
Decrease/(Increase) in Notes Receivable	286,472	66,985	173,368	(144,056)
Decrease/(Increase) in Accounts Receivable	(6,188,269)	(7,142,021)	(8,364,122)	(228,115)
Decrease/(Increase) in Other Receivable	(11,354,559)	(5,029,606)	(11,411,215)	(2,381,078)
Decrease/(Increase) in Inventory	(2,432,879)	(998,066)	(5,688,867)	(1,042,184)
Decrease/(Increase) in Advances to Suppliers	7,494,248	(2,328,244)	8,060,595	(7,116,718)
Decrease/(Increase) in Advances to Employees	31,567	(261,558)	25,429	(601,975)
Decrease/(Increase) in Prepaid Expenses	(1,834,090)	698,544	(1,831,524)	781,819
Decrease/(Increase) in Prepaid Taxes	180,385	(37,458)	(411,719)	(10,068)
Decrease/(Increase) in Deferred Tax Asset	(24,371)	(1,127)	(33,736)	(26,191)
Increase/(Decrease) in Accounts Payable	(5,878,874)	4,181,975	(591,511)	5,429,915
Increase/(Decrease) in Taxes Payable	1,548,472	(55,641)	(2,084,914)	25,756
Increase/(Decrease) in Other Payable	(737,334)	3,730,594	1,594,733	1,397,862
Increase/(Decrease) in Related Party Payable	2,287,549	-	2,287,549	(58,503)
Increase/(Decrease) in Accrued Liabilities	(67,424)	185,036	207,694	(34,433)
Increase/(Decrease) in Customer Deposits	3,951,522	898,885	5,704,538	2,903,491

Total of all adjustments	(11,737,331)	(4,309,487)	(7,043,104)	317,568

Net Cash Provided by Operating Activities	$(8,746,058)	$(3,630,388)	$(5,463,622)	$2,916,532

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
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

On December 25, 2008, Wuhan Blower, entered into an Asset Purchase Agreement with Wuhan Gongchuang Real Estate Co., Ltd. (the “Seller”, also known as “Hubei Gongchuang Real Estate Co., Ltd.”) pursuant to which Wuhan Blower acquired certain assets owned by Seller, including certain buildings, equipment, land use rights, and construction in progress.  An 8-K filed with the U.S. Securities and Exchange Commission on February 5, 2009 further details the transaction.  Title of the assets purchased under the above agreement has been recorded under Wuhan Sungreen.  Wuhan Blower currently owns 100% beneficial interest in Wuhan Sungreen.  Wuhan Sungreen is incorporated under the laws of the PRC.  The purchased assets have been accounted for on Wuhan Sungreen’s books as contributed capital.

The assets that were purchased from the Seller were re-appraised by an independent appraisal firm Zhuhai GongPingSiYuan Appraising Co., Ltd. (“Zhuhai”).  The re-appraisal found that the purchase price of the assets was not materially unfair.  Zhuhai concluded that when the entire construction of the workshop and buildings is completed, the purchase price should be considered fair. However, due to the limitation of insufficient resources and the Company’s plan to dispose of Wuhan Sungreen, the Company has ceased any further construction of the workshop and buildings.  See also Note 8 – Property, Plant and Equipment, and Note 10 – Construction in Progress.

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
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

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
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

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type.  Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale.  The Company considers annually whether these assets are impaired.  The Company makes its determinations based on various factors that impact those assets.  For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future.  Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company.  Equipment used for production, which undergo regular maintenance, are assessed annually.  The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company.  Based on its review, the Company believes that, as of June 30, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
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

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
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

	June 30,	December 31,	June 30,
Exchange Rates	2011	2010	2010
Period end RMB : US$ exchange rate	6.46400	6.61180	6.80860
Average period RMB : US$ exchange rate	6.54818	6.77875	6.83475

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

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

Effective January 1, 2009, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized.  For the period ended June 30, 2011, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
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

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

In June 2011, the FASB issued an Accounting Standard Update (“ASU” No. 2011-05, “Comprehensive Income (Topic 220)). Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

(bb)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s Wuhan Sungreen operations as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information related to discontinued operations is included in Note 22 and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.

3.	RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure banking facilities, which are comprised of loans and notes payables in addition to other collateral.

4.	NOTES RECEIVABLE

As of June 30, 2011	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$72,710	$20,111
Less: Allowance for Bad Debts	-	-
	$72,710	$20,111

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$251,066	$15,124
Less: Allowance for Bad Debts	-	-
	$251,066	$15,124

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

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

5.	ACCOUNTS RECEIVABLE

As of June 30, 2011	Continuing	Discontinued
	Operations	Operations

Total Accounts Receivable-Trade	$60,907,639	$217,456
Less: Allowance for Bad Debt	(3,045,382)	(10,873)
	$57,862,257	$206,584

Allowance for Bad Debts
Beginning Balance	$(2,604,525)	$(11,513)
Allowance Provided	(440,857)	-
Reversal	-	640
Less: Bad Debt Written Off	-	-
Ending Balance	$(3,045,382)	$(10,873)

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations
Total Accounts Receivable-Trade	$52,090,503	$230,253
Less: Allowance for Bad Debt	(2,604,525)	(11,513)
	$49,485,978	$218,740

Allowance for Bad Debts
Beginning Balance	$(2,831,131)	$(8,985)
Allowance Provided	(4,423,656)	(2,528)
Reversal	-	-
Less: Bad Debt Written Off	4,650,262	-
Ending Balance	$(2,604,525)	$(11,513)

6.	INVENTORY

As of June 30, 2011	Continuing	Discontinued
	Operations	Operations

Raw Materials	$8,153,955	$346,272
Work in Progress	2,811,945	388,038
Finished Goods	4,418,544	509,496
	$15,384,444	$1,243,806

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations

Raw Materials	$5,469,632	$348,202
Work in Progress	517,300	361,423
Finished Goods	3,880,369	362,457
	$9,867,301	$1,072,082

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $296,776 and $322,205 as of June 30, 2011 and December 31, 2010, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople.  In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

As of June 30, 2011				Total	Total
	Wuhan	Wuhan	Other	Continuing	Discontinued
Category of Asset	Blower	Generating	Subsidiaries	Operations	Operations
Buildings	$14,393,541	$9,226,722	$-	$23,620,263	$-
Machinery & Equipment	2,068,940	13,202,741	-	15,271,682	2,076,365
Furniture & Fixtures	403,527	30,841	1,433	435,801	10,417
Auto	1,039,696	353,930	-	1,393,625	15,275
Other	78,950	-	-	78,950	-
	17,984,653	22,814,234	1,433	40,800,320	2,102,056
Less: Accumulated Depreciation
Buildings	(3,237,351)	(608,121)	-	(3,845,472)	-
Machinery & Equipment	(1,143,200)	(4,312,718)	-	(5,455,918)	(480,956)
Furniture & Fixtures	(339,414)	(13,203)	(72)	(352,688)	(4,290)
Auto	(626,323)	(106,272)	-	(732,595)	(4,369)
Other	(45,923)	-	-	(45,923)	-
	(5,392,211)	(5,040,314)	(72)	(10,432,597)	(489,615)

Property, Plant, & Equipment, Net	$12,592,442	$17,773,920	$1,362	$30,367,724	$1,612,441

As of December 31, 2010			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Buildings	$14,071,788	$8,989,251	$23,061,039	$-
Machinery & Equipment	2,023,674	12,907,608	14,931,282	2,090,150
Furniture & Fixtures	391,080	29,107	420,187	8,715
Auto	766,557	252,710	1,019,267	15,088
Other	77,185	-	77,185	-
	17,330,284	22,178,676	39,508,960	2,113,954
Less: Accumulated Depreciation
Buildings	(2,774,599)	(455,532)	(3,230,131)	-
Machinery & Equipment	(1,024,876)	(3,612,816)	(4,637,692)	(393,816)
Furniture & Fixtures	(320,101)	(9,396)	(329,497)	(3,449)
Auto	(579,450)	(78,998)	(658,448)	(3,109)
Other	(36,072)	-	(36,072)	-
	(4,735,098)	(4,156,742)	(8,891,840)	(400,374)

Property, Plant, & Equipment, Net	$12,595,186	$18,021,934	$30,617,120	$1,713,580

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
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

9.	LAND USE RIGHTS

At June 30, 2011			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	$2,326,354	$-	$2,326,354	$11,106,018
Less: Accumulated Amortization	(358,288)	-	(358,288)	(823,652)
Land Use Rights, Net	$1,968,066	$-	$1,968,066	$10,282,366

At December 31, 2010			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	$2,274,350	$-	$2,274,350	$10,857,754
Less: Accumulated Amortization	(328,672)	-	(328,672)	(649,387)
Land Use Rights, Net	$1,945,678	$-	$1,945,678	$10,208,367

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

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
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

The assets reported under the construction in progress account relate to various projects at the Company’s operating subsidiaries.  All of the construction projects at Wuhan Blower have been substantially completed. The assets have been put into use.  Accordingly, the assets have been moved to the property, plant, and equipment account.  Construction projects at Wuhan Generating include a new workshop, office building and the installation of equipment in the workshop.  The workshop was completed in the beginning of 2009.  By the end of the second quarter of 2010, all equipment had been fully installed and the workshop was operational.  The structure of the office building has been substantially completed; however, the necessary construction of the interior to bring the building into use has been suspended. The Company plans to complete the office building when its operations necessitate and there is sufficient working capital to do so.

The following table details the assets that are accounted for in the Construction-in-Progress account at June 30, 2011 and December 31, 2010:

June 30,		Total	Total
2011		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	161,874	-
Wuhan Blower	Testing Facility	928	-
Wuhan Blower	Badminton Courts	25,526	-
Wuhan Blower	Technological Remodeling	441,306	-
Wuhan Blower	Lighting	116,027	-
Wuhan Blower	Dining Hall	32,927	-
Wuhan Generating	Capitalized Interest	35,159	-
Wuhan Generating	Equipment Requiring Installation	6,032,733	-
Wuhan Generating	Generating Workshop	6,193,930	-
Wuhan Generating	Construction Materials	1,938,530	-
Wuhan Sungreen	Landscaping	-	154,725
Wuhan Sungreen	Workshop	-	5,131,207
Wuhan Sungreen	Office Building	-	6,202,827
Wuhan Sungreen	Utility Systems Setup	-	1,083,442
		14,978,941	12,572,201

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

December 31,		Total	Total
2010		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	7,562	-
Wuhan Blower	Testing Facility	907	-
Wuhan Blower	Badminton Courts	24,955	-
Wuhan Blower	Technological Remodeling	431,442
Wuhan Generating	Capitalized Interest	34,373	-
Wuhan Generating	Equipment Requiring Installation	5,897,878	-
Wuhan Generating	Generating Workshop	5,974,192	-
Wuhan Sungreen	Landscaping	-	151,266
Wuhan Sungreen	Workshop	-	5,016,504
Wuhan Sungreen	Office Building	-	6,052,372
Wuhan Sungreen	Utility Systems Setup	-	1,058,713
		$12,371,309	$12,278,855

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	At	At
	June 30,	December 31,
	2011	2010
Category of Asset
Trademarks	$112,160	$109,653
Mitsubishi License	320,375	313,213
Tianyu CAD License	4,187	4,093
Sunway CAD License	17,791	17,393
Microsoft License	12,928	12,639
	467,441	456,991

Less: Accumulated Amortization
Trademarks	(74,160)	(69,761)
Mitsubishi License	(209,746)	(189,397)
Tianyu CAD License	(3,046)	(2,773)
Sunway CAD License	(6,809)	(5,787)
Microsoft License	(10,299)	(9,436)
	(304,059)	(277,154)

Intangible Assets, Net	$163,381	$179,837

The weighted average amortization period for the Company’s intangible assets at June 30, 2011 and December 31, 2010 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.
The discontinued operations do not have any intangible assets.

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at June 30, 2011 and December 31, 2010 for the Company’s bank loans and notes payable.

Continuing Operations
				Interest	At	At
				Rate Per	June 30,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2011	2010
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	$-	$19,298,829
Wuhan Blower	Bank Loans	Hankou Bank	7/27/2011	5.31%	6,188,119	6,049,790
Wuhan Blower	Bank Loans	Hankou Bank	9/30/2011	5.31%	773,515	756,224
Wuhan Blower	Bank Loans	Hankou Bank	10/11/2011	5.31%	2,320,545	2,268,671
Wuhan Blower	Bank Loans	Wuhan Rui Sheng Feng Investment Co., Ltd.	4/8/2012	9.60%	2,320,545	2,268,671
Wuhan Blower	Bank Loans	Wuhan Zhong Jing Petty Loan Co., Ltd.	5/31/2012	20.40%	1,160,272	1,134,336
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2011	18.00%	1,547,030	1,512,447
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	10/26/2011	18.00%	1,581,799	-
Wuhan Blower	Bank Loans	Wuhan Jinyinhu Easten Fuel Co., Ltd.	7/3/2011	0.00%	1,547,030	-
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.36%	-	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/19/2011	5.36%	1,547,030	1,512,447
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.31%	4,641,089	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	4/27/2011	6.37%	-	9,074,685
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.20%	7,735,149	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.20%	4,641,089	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.20%	6,188,119	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/19/2011	5.35%	1,547,030	1,512,448
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/22/2011	5.35%	-	6,503,524
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/26/2011	5.35%	1,237,624	1,209,958
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	6,652,228	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	4,641,089	-

Total				Total	$56,269,302	$57,639,372

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2012	-	$9,282,178	$756,224
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2012	-	12,376,238	756,223
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2012	-	365,341	756,224
Wuhan Blower	Notes Payable	Shenzhen Development Bank	9/30/2011	-	72,775	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	9/22/2011	-	343,507	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	10/23/2011	-	334,272	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	11/10/2011	-	426,275	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	11/25/2011	-	689,545	-
Wuhan Generating	Notes Payable	Hankou Bank	4/12/2011	-	-	1,512,447
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/8/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Hankou Bank	4/20/2011	-	-	1,512,448
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Hankou Bank	9/10/2011	-	928,218	-
Wuhan Generating	Notes Payable	Hankou Bank	12/23/2011	-	15,470,297	-
Wuhan Generating	Notes Payable	Shenzhen Development Bank	12/8/2011	-	3,094,055	-

Total					$43,382,701	$14,368,251

Total Short Term Bank Loans and Notes					$99,652,003	$72,007,623

Long-term
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	$3,248,762	$3,176,140
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	2,629,950	2,571,161
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/17/2012	5.40%	10,055,694	9,830,908
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	5.81%	4,641,089	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	5.81%	1,547,030	1,512,448

Total Long Term Bank Loans and Notes					$22,122,525	$21,627,999

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

Banking facilities extended by the Hankou Bank were secured by the Company’s and Wuhan Sungreen’s mortgage of real property and Hubei Di Long Industrial Group’s mortgage of real property in 2010.

The loan from Wuhan Rui Sheng Feng Investment Co., Ltd. was guaranteed by Wuhan Generating and Wuhan Sungreen.

The loan from Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd. was guaranteed by Wuhan Generating’s equity pledge, and guaranteed by Wuhan Generating, Wuhan Sungreen and Jie Xu.

The loan from Wuhan Zhong Jing Petty Loan Co., Ltd. is guaranteed by Wuhan Blower, Jie Xu, and Fengping Li.

The loan from Wuhan Jinyinhu Easten Fuel Co., Ltd. does not carry a stated interest rate, and is not securitized with collateral.

The loan from China Construction Bank is secured by the company’s real property and land.

Wuhan Blower’s loan from Agricultural Bank of China is secured by the Company’s real property and the Company’s equity interest in Wuhan Generating. To add further credit enhancements, Hubei Zhongzhou Investment Company has guaranteed $2,629,950 of this loan, the remaining balance of $10,055,694 has been guaranteed by Hubei Huaguang International Trade Co., Ltd.

Wuhan Generating’s loan from Agricultural Bank of China is secured by Hubei Libang Investment and Guaranty Co., Ltd, and Hubei Huaguang International Trade Co., Ltd. The $6,652,228 loan with due date on June 15, 2012 has covenants that require the company to maintain asset to liability ratio over 80% during the entire term of the loan, and to maintain a positive cash flow from operating activities for three years.

Wuhan Generating’s loan from Industrial Bank Co., Ltd. is secured by the Company’s equipment and guaranteed by Jie Xu, Hongsheng Xu, Wuhan Blower, and Wuhan Sungreen.

Wuhan Generating’s loan from Shenzhen Development Bank is guaranteed by Jie Xu, Hongsheng Xu, and Wuhan Blower.

Certain notes payable, as indicated above, do not have a stated rate of interest.  These notes are payable on demand to the Company’s creditors.  The creditors have given extended credit terms secured by pledge of the Company’s restricted cash.

As of June 30, 2011, there were no bank loans or notes associated with the discontinued operations.

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

13.	RELATED PARTY PAYABLE

As of June 30, 2011, the related party payable of $2,287,549 was due to the Company’s chairman, Xu Jie. Xu Jie obtained the authorization from the board of directors of Wuhan Blower to borrow a total of RMB 120,000,000 loans in his own name on behalf of Wuhan Blower with Wuhan Rui Seng Feng Investment Management Co., Ltd. (“Rui Seng Feng Investment”) via a financial consultant agent Wuhan Dou Xi Li Consulting Co., Ltd for thirty days. On June 7, Xu Jie borrowed RMB 60,000,000 loan from Rui Seng Feng Investment. On June 9, Xu Jie repaid the full principal. Pursuant to the loan agreement between Xu Jie and Rui Seng Feng Investment, Xu Jie borrowed additional RMB 30,000,000 and RMB 30,000,000 loans on June 13 and June 14 respectively.  The obligations under the loan agreement were guaranteed by the Company’s subsidiaries, Wuhan Blower and Wuhan Generating. The balance of RMB 60,000,000 (approximately $9.3 million) loans was directly deposited into Wuhan Blower’s bank account. Wuhan Blower transferred $5,447,600 to Xu Jie. The remaining balance $2,287,549 owed to Xu Jie is interest free. As of July 1, Xu Jie has settled the entire loans with Rui Seng Feng Investment.

14.	WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet as a component of Accrued Liabilities.  The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary.  The Company’s typical sales contracts provide for a warranty period of 12-24 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the six months ended June 30, 2011 and the year ended December 31, 2010:

	June 30,	December 31,
	2011	2010

Balance at beginning of period	$1,937,227	$1,469,358
Adjustment	-	-
Accruals for current & pre-existing warranties issued during period	195,705	541,533
Less: Settlements made during period	(29,940)	(73,664)
Less: Reversals and warranty expirations	-	-
Balance at end of period	$2,102,992	$1,937,227

There was no outstanding warranty liability for discontinued operations.

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

15.	CAPITALIZATION

The Company’s outstanding securities at June 30, 2011 are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	32,505,000	N/A	N/A
Series A Preferred	6,241,453	02/07/2007	N/A
Series B Preferred	6,354,078	09/05/2009	N/A
Series A Warrants	128,755	02/07/2007	02/06/2012
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	01/02/2008	01/02/2018
Options Issued to Directors	160,000	03/10/2010	03/10/2020
Total Shares on Fully Diluted Basis	45,469,286

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

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
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

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
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

Income before taxes and the provision for taxes consists of the following:

	June 30, 2011	December 31, 2010
Income (loss) before taxes:
US Federal	$(4,125,855)	$(5,681,700)
US State	-	-
BVI	(4,332)	(2,360)
PRC	6,752,042	10,412,529
Total income before taxes from continuing operations	2,621,855	4,728,469

Income (Loss) before taxes from discontinued operation	(198,370)	(286,109)
Total income before taxes	$2,423,485	$4,442,360

Provision for taxes:
Current:
U.S. Federal	$-	$-
U.S. State	-	-
BVI	-	-
PRC	844,005	1,922,215
Provision for taxes from continuing operations	844,005	1,922,215

Provision for taxes from discontinued operations	-	-

Currency effect	-	-
	$844,005	$1,922,215

Deferred:
U.S. Federal	$-	$-
U.S. State	-	-
BVI	-	-
PRC		(620,649)
Deferred taxes from continuing operations	-	(620,649)
Total provision for taxes from continuing operations	-	1,301,566

Deferred taxes from discontinued operations	-	(70,986)
Currency effect	-	(1,792)
Total provision for taxes from discontinued operations	844,005	1,228,788

Total provision for taxes	$844,005	$1,228,788
Effective tax rate	34.83%	27.76%

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Deferred tax assets
Beginning balance – continuing operations	$1,192,532	$537,876
Current year additions resulting bad debt expense & warranty accrual expense – continuing operations	-	620,649
Reversals – continuing operations	-	-
Valuation allowance – continuing operations	-	-
Foreign currency effect – continuing operations	27,268	34,007
Ending balance – continuing operations	1,219,800	1,192,532

Beginning balance – discontinued operations	282,898	211,155
Current year additions resulting bad debt expense & warranty accrual expense – discontinued operations	-	72,778
Reversals – discontinued operations	-	-
Valuation allowance – discontinued operations	(8,422)	(8,234)
Foreign currency effect – discontinued operations	14,891	7,199
Ending balance – discontinued operations	289,367	282,898

Beginning balance – continuing operations	$1,192,532	$537,876
Beginning balance – discontinued operations	282,898	211,155
Beginning balance	1,475,430	749,031

Ending balance – continuing operations	1,219,800	1,192,532
Ending balance – discontinued operations	289,367	282,898
Ending balance	1,509,167	1,475,430

Total deferred tax assets	1,509,167	1,475,430
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	$1,509,167	$1,475,430
Reported as:
Current deferred tax assets	1,509,167	1,475,430
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$1,509,167	$1,475,430

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the six months ended June 30, 2011 and the year ended December 31, 2010 are shown in the following table:

	6/30/2011	12/31/2010
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00)%	(9.00)%
Accruals in foreign jurisdictions	22.33%	15.26%
Tax holiday	(12.50)%	(12.50)%
Effective tax rate	34.83%	27.76%

18.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Basic Earnings Per Share Numerator
Net Income	$2,991,273	$679,099	$1,579,480	$2,598,964
Income from Continuing Operations	3,082,166	719,917	1,777,850	2,745,801
Income (Loss) from Discontinued Operations	(90,893)	(40,818)	(198,370)	(146,837)
Less:
Preferred Dividends	181,284	177,300	360,577	354,600
Income Available to Common Stockholders	2,809,989	501,799	1,218,900	2,244,364
Income from Continuing Operations Available to Common Stockholders	2,900,881	542,617	1,417,270	2,391,201
Income (Loss) from Discontinued Operations Available to Common Stockholders	(90,893)	(40,818)	(198,370)	(146,837)

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$2,809,987	$501,799	$1,218,900	$2,244,364
Income from Continuing Operations Available to Common Stockholders	2,900,881	542,617	1,417,270	2,391,201
Income (Loss) from Discontinued Operations Available to Common Stockholders	(90,894)	(40,818)	(198,370)	(146,837)
Add:
Preferred Dividends	181,284	177,300	360,577	354,600
Income Available to Common Stockholders on Converted Basis	2,991,273	679,099	1,579,477	2,598,964
Income from Continuing Operations Available to Common Stockholders on Converted Basis	3,082,166	719,917	1,777,847	2,745,801
Income (Loss) from Discontinued Operations Available to Common Stockholders on Converted Basis	$(90,894)	$(40,818)	$(198,370)	$(146,837)

Original Shares:	32,505,000	25,351,950	28,327,607	25,351,950
Additions from Actual Events
-Issuance of Common Stock resulting from the Recapitalization of Warrants	-	-	3,713,238	-
Basic Weighted Average Shares Outstanding	32,505,000	25,351,950	32,040,845	25,351,950

Dilutive Shares:
Additions from Potential Events
– Conversion of Series A Preferred Stock*	6,241,453	-	-	-
– Conversion of Series B Preferred Stock*	6,354,078	6,354,078	6,354,078	6,354,078
– Exercise of Employee & Director Stock Options*	-	93,293	-	93,293
Diluted Weighted Average Shares Outstanding:	45,100,531	31,799,321	38,394,923	31,799,321

Earnings Per Share
Basic – Net Income	$0.09	$0.02	$0.04	$0.09
– Income from Continuing Operations	0.09	0.02	0.05	0.10
– Loss from Discontinued Operations, net of taxes	(0.00)	(0.00)	(0.01)	(0.01)

Diluted - Net Income	$0.06	$0.02	$0.04	$0.08
– Income from Continuing Operations	0.06	0.02	0.05	0.09
– Income (Loss) from Discontinued Operations, net of taxes	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding
– Basic	32,505,000	25,351,950	32,040,845	25,351,950
– Diluted	45,100,531	31,799,321	38,394,923	31,799,321

* Potentially anti-dilutive

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

19.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating, and Wuhan Sungreen.  Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers.  Wuhan Generating is primarily engaged in the design, manufacture, installation, and service of power generating equipment.  Wuhan Sungreen is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.  Below is a presentation of the Company’s results of operations for the six months ended June 30, 2011 and 2010, and financial position at June 30, 2011 and December 31, 2010. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

	Continuing Operations				Discontinued Operations
Results of Operations			Company,
For the six months ended	Wuhan	Wuhan	UFG,		Wuhan
June 30, 2011	Blower	Generating	Adjustments	Total	Sungreen
Sales	$30,005,579	$29,638,324	$-	$59,643,903	$401,690
Cost of Sales	22,796,209	20,753,777	-	43,549,985	294,713
Gross Profit	7,209,370	8,884,547	-	16,093,918	106,977

Operating Expenses	3,135,783	2,160,265	674,127	5,970,174	307,674

Other Income (Expenses)	(2,637,861)	(1,407,970)	(3,456,058)	(7,501,889)	2,328

Earnings before Taxes	1,435,727	5,316,312	(4,130,184)	2,621,855	(198,370)

Taxes	179,466	664,539	-	844,005	-

Net Income	$1,256,261	$4,651,773	$(4,130,184)	$1,777,850	$(198,370)

	Continuing Operations				Discontinued Operations
Financial Position			Company,
At	Wuhan	Wuhan	UFG,		Wuhan
June 30, 2011	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	$130,775,530	$94,045,245	$(13,203,191)	$211,617,584	$1,835,464
Non Current Assets	49,891,554	31,974,273	(34,380,715)	47,485,112	24,528,890
Total Assets	180,667,084	126,019,518	(47,583,906)	259,102,696	26,364,354

Current Liabilities	79,100,928	67,900,354	(4,041,385)	142,959,897	718,672
Total Long Term Liabilities	15,934,406	6,188,119		22,122,525	-
Total Liabilities	95,035,334	74,088,473	(4,041,385)	165,082,422	718,672

Net Assets	85,631,751	51,931,045	(43,542,521)	94,020,274	25,645,682

Total Liabilities & Net Assets	$180,667,084	$126,019,518	$(47,583,906)	$259,102,696	$26,364,354

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

	Continuing Operations				Discontinued Operations
Results of Operations			Company,
For the six months ended	Wuhan	Wuhan	UFG,		Wuhan
June 30, 2010	Blower	Generating	Adjustments	Total	Sungreen
Sales	$25,103,348	$15,483,117	$(382,658)	40,203,807	$438,405
Cost of Sales	18,203,975	12,724,440	(382,658)	30,545,757	325,763
Gross Profit	6,899,373	2,758,677	-	9,658,050	112,642

Operating Expenses	2,534,617	362,996	(431,124)	2,466,489	273,905

Other Income (Expenses)	(2,834,144)	(279,911)	(864,023)	(3,978,078)	14,426

Earnings before Taxes	1,530,612	2,115,770	(432,899)	3,213,483	(146,837)

Taxes/(Deferred Tax Benefit)	378,976	300,212	(211,506)	467,682	-

Net Income	$1,151,636	$1,815,558	$(221,393)	$2,745,801	$(146,837)

	Continuing Operations				Discontinued Operations
Financial Position			Company,
At	Wuhan	Wuhan	UFG,		Wuhan
December 31, 2010	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	$108,416,229	$78,574,663	$(16,710,623)	$170,280,269	$1,756,460
Non Current Assets	49,946,631	29,928,376	(33,620,345)	46,254,662	24,215,927
Total Assets	158,362,860	108,503,039	(50,330,968)	216,534,931	25,972,387

Current Liabilities	60,311,282	56,290,083	(8,772,080)	107,829,285	726,232
Total Long Term Liabilities	15,578,209	6,049,790	-	21,627,999	-
Total Liabilities	75,889,491	62,339,873	(8,772,080)	129,457,284	726,232

Net Assets	82,473,369	46,163,166	(41,558,888)	87,077,647	25,246,155

Total Liabilities & Net Assets	$158,362,860	$108,503,039	$(50,330,968)	$216,534,931	$25,972,387

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

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
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

For the six months ended June 30, 2011 and year ended December 31, 2010, the Company recorded $4,555 and $38,382 of stock compensation expense, respectively.  The entire stock option compensation expenses were recorded as general and administrative expenses given the nature of the work contribution of the grantees.

The range of the exercise prices of the outstanding stock options at June 30, 2011 are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	240,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

The Company has not accrued or realized tax benefit related to the expense of stock options in the United States because it does not currently have a plan to repatriate its earnings.

The Company used the Black-Scholes Model to value the options granted.  The following table shows the weighted average fair value of the grants as of June 30, 2011 and December 31, 2010, and the assumptions that were employed in the model:

	June 30, 2011	December 31, 2010
Weighted-average fair value of grants:	$ 0.27	$ 0.27
Risk-free interest rate:	3.47%	3.30%
Expected volatility:	2.21%	4.07%
Expected life in months:	111.00	114.00

21.	CONCENTRATION OF CREDIT RISK AND OTHER RISKS

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

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

22.	DISCONTINUED OPERATIONS

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

The following table summarizes the amounts included in income/(loss) from discontinued operations for all periods presented. These revenues and expenses were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

	6/30/2011	6/30/2010
Discontinued Operations	Wuhan	Wuhan
For the six months ended	Sungreen	Sungreen
Sales	$401,690	$438,405
Cost of Sales	294,713	325,763
Gross Profit	106,977	112,642

Operating Expenses	307,674	273,905

Other Income (Expenses)	2,328	14,426

Earnings before Taxes	(198,370)	(146,837)

Taxes	-
		-
Net Income	$(198,370)	$(146,837)

The following table summarizes the amounts included in financial position from discontinued operations for all periods presented. These amounts included in financial position were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

	June 30, 2011	December 31, 2010
Financial Position	Wuhan	Wuhan
At	Sungreen	Sungreen
Current Assets	$1,835,464	$1,756,460
Non Current Assets	24,528,890	24,215,927
Total Assets	26,364,354	25,972,387

Current Liabilities	718,672	726,232
Total Long Term Liabilities	-	-
Total Liabilities	718,672	726,232

Net Assets	25,645,682	25,246,155

Total Liabilities & Net Assets	$26,364,354	$25,972,387

Wuhan General Group (China), Inc.
As of June 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

The tax effects of temporary differences caused the deferred assets/(liabilities) associated with assets held for sale at June 30, 2011 and December 31, 2010 are as follows:

	6/30/2011	12/31/2010
Non-current deferred tax assets	$297,789	$291,132
Loss carryover items net of valuation allowance	(8,422)	(8,234)
Total deferred tax assets	289,367	282,898
Non-current deferred tax liabilities	-	-
Total deferred tax liabilities	-	-
Net deferred tax liabilities	$289,367	$282,898

23.	CONTINGENT LIABILITIES

In October 2008, the Company’s Chairman, Xu Jie, entered into a loan agreement with Huaxia Bank Co., Ltd. Pursuant to the loan agreement, Mr. Xu borrowed RMB 50,000,000 (approximately $7.7 million). The loan agreement requires Mr. Xu to make an installment payment of RMB 10,000,000 (approximately $1.5 million) on June 30, 2011 and each of the following four months. The obligations under the loan agreement are guaranteed by the Company’s subsidiary, Wuhan Blower. Xu Jie has settled the first and second installments in June and July. As of the report date, the remaining balance owed to Huaxia Bank is RMB 30,000,000 (approximately $4.6 million).

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of June 30, 2011 and December 31, 2010, and the related statements of income, stockholders’ equity, and cash flows for the three months and six months ended June 30, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP

San Mateo, California	Samuel H. Wong & Co., LLP
August 15, 2011	Certified Public Accountants

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

Recent Developments

Effective December 29, 2010, we decided to sell the assets and business of Wuhan Sungreen.  Accordingly, the results of Wuhan Sungreen’s operations have been excluded from continuing operations and reported as discontinued operations in the financial statements for the three and six month periods ended June 30, 2011 and 2010. Wuhan Sungreen is continuing its operations pending further action.  As of June 30, 2011, we estimate that the fair market value of Wuhan Sungreen’s assets is approximately $18 to 24 million.  We anticipate that all of the Wuhan Sungreen assets will be sold prior to January 1, 2012, and that any proceeds from the sale of such assets will be used to meet the working capital needs of Wuhan Blower and Wuhan Generating and/or to purchase new equipment for Wuhan Blower and Wuhan Generating.

Unless otherwise indicated, information presented in this Quarterly Report on Form 10-Q relates only to the Company’s continuing operations, which include the businesses conducted by Wuhan Blower and Wuhan Generating. See Note 22 to the financial statements included in “Part I Financial Information—Item 1. Financial Statements” for information related to the business we have classified as discontinued operations, which includes the business conducted by Wuhan Sungreen.

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results for the three and six month periods ended June 30, 2011 and 2010 and the financial condition at June 30, 2011.  The amounts shown below that were originally denominated in RMB were translated into U.S. dollars at the rate of 6.46400 RMB per 1 U.S. dollar, which is the June 30, 2011 period end exchange rate that the Company used in the accompanying financial statements.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Sales.  Sales increased $9.80 million, or 43.67%, to $32.26 million for the three months ended June 30, 2011 from $22.45 million for the same period in 2010.  This increase was mainly attributable to the economic recovery in China.

 Cost of Sales.  Our cost of sales increased $5.07 million, or 28.67%, to $22.74 million for the three months ended June 30, 2011 from $17.67 million during the same period in 2010.  As a percentage of sales, the cost of sales was 70.50% during the three months ended June 30, 2011 compared to 78.72% in the same period of 2010.  This decrease as a percentage of sales was primarily attributable to (i) the growth of sales revenue and the resulting efficiencies of scale and (ii) the lower production costs that the Company achieved in its generating segment by producing more components itself and relying less on subcontractors.

Gross Profit.  Our gross profit increased $4.74 million, or 99.15%, to $9.51 million for the three months ended June 30, 2011 from $4.78 million for the same period in 2010.  Gross profit as a percentage of sales was 29.50% for the three months ended June 30, 2011 compared to 21.28% during the same period in 2010.

Selling Expenses.  Our selling expenses for the three months ended June 30, 2011 increased by $27,277 from the same period in 2010.  As a percentage of sales, selling expenses were 0.83% for the three months ended June 30, 2011 and 1.07% for the three months ended June 30, 2010.  This decrease as a percentage of sales was primarily attributable to the increase in sales and the resulting efficiencies.

General and Administrative Expenses.  Our general and administrative expenses increased approximately $2.41 million, or 488.89%, to $2.90 million for the three months ended June 30, 2011 from $0.49 million for the same period in 2010.  As a percentage of sales, general and administrative expenses were 8.98% for the three months ended June 30, 2011 compared to 2.19% for the same period in 2010.  This increase as a percentage of sales was primarily attributable to administrative costs resulting from the process of increasing internal production in its generating segment.

Warranty Expense.  Our warranty expense decreased to $21,674 for the three months ended June 30, 2011 from $195,721 for the same period in 2010.  As a percentage of sales, warranty expense was 0.07% for the three months ended June 30, 2011 compared to 0.87% for the same period in 2010.

Operating Income.  Our operating income increased by approximately $2.48 million, or 64.37%, to $6.33 million for the three months ended June 30, 2011 from $3.85 million for the same period in 2010.  As a percentage of sales, operating income was 19.62% for the three months ended June 30, 2011 compared to 17.15% for the same period in 2010.  This increase as a percentage of sales was primarily attributable to an increase in gross profit.

Interest Income.  Our interest income increased to $80,404 for the three months ended June 30, 2011 from $7,363 for the same period in 2010.  This increase was due to an increase in interest earning bank deposits.

Interest Expense.  Our interest expense decreased $152,512, or 4.91%, to approximately $2.95 million for the three months ended June 30, 2011 from approximately $3.11 million for the same period in 2010.  This decrease was due to the $1.9 million financing consultancy fee in the prior year period, but almost entirely offset by an increase in loans from banks and other financial institutions in the current period.

Income Tax.  Our income tax liability for the three months ended June 30, 2011 was $456,593, which is an increase of $295,696, or 183.78% over the prior year period.  Wuhan Blower and Wuhan Generating were subject to 12.5% PRC income tax during the three months ended June 30, 2011 and June 30, 2010.  Wuhan General did not incur any U.S. income tax liability during the three months ended June 30, 2011 and June 30, 2010.

Net Income.  Net income increased approximately $2.31 million, or 340.48%, to approximately $2.99 million during the three months ended June 30, 2011 from $679,099 during the same period in 2010.  This increase was primarily the result of the factors described above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Sales.  Sales increased $19.44 million, or 48.35%, to $59.64 million for the six months ended June 30, 2011 from $40.20 million for the same period in 2010.  This increase was mainly attributable to the economic recovery in China.

 Cost of Sales.  Our cost of sales increased $13.00 million, or 42.57%, to $43.55 million for the six months ended June 30, 2011 from $30.55 million during the same period in 2010.  As a percentage of sales, the cost of sales was 73.02% during the six months ended June 30, 2011 compared to 75.98% in the same period of 2010.  This decrease as a percentage of sales was primarily attributable to (i) the growth of sales revenue and the resulting efficiencies of scale and (ii) the lower production costs that the Company achieved in its generating segment by producing more components itself and relying less on subcontractors.

Gross Profit.  Our gross profit increased $6.44 million, or 66.64%, to $16.09 million for the six months ended June 30, 2011 from $9.66 million for the same period in 2010.  Gross profit as a percentage of sales was 26.98% for the six months ended June 30, 2011 compared to 24.02% during the same period in 2010.

Selling Expenses.  Our selling expenses for the six months ended June 30, 2011 increased by $63,640 from the same period in 2010.  As a percentage of sales, selling expenses were 1.17% for the six months ended June 30, 2011 and 1.58% for the six months ended June 30, 2010.  This decrease as a percentage of sales was primarily attributable to the increase in sales and the resulting efficiencies.

General and Administrative Expenses.  Our general and administrative expenses increased approximately $3.62 million, or 249.13%, to $5.07 million for the six months ended June 30, 2011 from $1.45 million for the same period in 2010.  As a percentage of sales, general and administrative expenses were 8.51% for the six months ended June 30, 2011 compared to 3.62% for the same period in 2010.  This increase as a percentage of sales was primarily attributable to (i) a one-time financing consultancy fee in connection with the rearrangement of the Company’s loan facilities, and (ii) administrative costs resulting from the process of increasing internal production in its generating segment.

Warranty Expense.  Our warranty expense decreased to $195,705 for the six months ended June 30, 2011 from $376,550 for the same period in 2010.  As a percentage of sales, warranty expense was 0.33% for the six months ended June 30, 2011 compared to 0.94% for the same period in 2010.

Operating Income.  Our operating income increased by $2.93 million, or 40.77%, to $10.12 million for the six months ended June 30, 2011 from $7.19 million for the same period in 2010.  As a percentage of sales, operating income was 16.97% for the six months ended June 30, 2011 compared to 17.89% for the same period in 2010.  This decrease as a percentage of sales was primarily attributable to an increase in general and administrative expenses as mentioned above.

Interest Income.  Our interest income increased to $89,166 for the six months ended June 30, 2011 from $25,867 for the same period in 2010.  This increase was due to an increase in interest earning bank deposits.

Interest Expense.  Our interest expense increased $89,601, or 2.17%, to approximately $4.22 million for the six months ended June 30, 2011 from approximately $4.13 million for the same period in 2010.  This increase was due to an increase in loans from banks and other financial institutions, but almost entirely offset by a $1.9 million financing consultancy fee in the prior year period.

Income Tax.  Our income tax liability for the six months ended June 30, 2011 was $844,005, which is an increase of $376,323, or 80.47% over the prior year period.  Wuhan Blower and Wuhan Generating were subject to a 12.5% PRC income tax rate during the six months ended June 30, 2011 and June 30, 2010.  Wuhan General did not incur any U.S. income tax liability during the six months ended June 30, 2011 and June 30, 2010.

Net Income.  Net income decreased approximately $1.02 million, or 39.23%, to approximately $1.58 million during the six months ended June 30, 2011 from approximately $2.60 million during the same period in 2010.  This decrease was primarily the result of a non-cash charge of approximately $3.46 million in connection with the Company’s warrant recapitalization.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities.  We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions.  As of June 30, 2011, we had cash and cash equivalents of approximately $79.33 million, including restricted cash of approximately $24.08 million.

The collection of our accounts receivable and other receivables is important to solidifying our liquidity position. Although we are still experiencing payment delays, we continue to focus on the collection of accounts receivable.  Our accounts receivable ratio decreased to 162 days at June 30, 2011, compared to 242 days at June 30, 2010.  This decrease resulted primarily from our continuing efforts in debt collections, which were implemented by our credit control team.  Our working capital at June 30, 2011 was sufficient primarily due to our collection of accounts receivable.

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

Accounts receivable increased from approximately $54.19 million to $57.86 million from June 30, 2010 to June 30, 2011. The allowance for bad debt provided in accordance with the Company’s accounting policy was approximately $3.05 million at June 30, 2011. The Company applied a rate of 5% on outstanding accounts receivable, which results in an ending balance of approximately $57.86 million. Our accounts receivable are currently at an appropriate level considering the Company’s recent increase in sales.  However, we remain committed to a sustained focus on debt collection and management of our accounts receivable levels.

We have devoted increased resources to our collection efforts with respect to our outstanding accounts receivable.  We have also aligned more closely the sales commission structure with the collection on sales. The accounts receivable balance increased by approximately $8.38 million from December 31, 2010 to June 30, 2011.

At June 30, 2011, we had approximately $27.68 million in other receivables, which is an increase of $11.41 million compared to the balance at December 31, 2010.

We also had advances to suppliers of approximately $27.38 million at June 30, 2011, which decreased by $8.06 million compared to the balance at December 31, 2010.  We typically need to place a deposit in advance with our suppliers on a portion of the purchase price, and for some suppliers, we must maintain a deposit for future orders.

We had inventory turnover of 4.72 times for the six months ended June 30, 2011.  We calculate inventory turnover as sales divided by average inventory. Inventory increased approximately $2.68 million in raw materials, $2.29 million in work in progress and $0.54 million in finished goods for the quarter ended June 30, 2011.  The increased inventory related to the Company’s increase in sales.

Net cash used by operating activities for the six months ended June 30, 2011 was approximately $5.46 million, as compared to approximately $2.92 million provided in the six months ended June 30, 2010. This change was primarily due to an increase in payments to suppliers and employees and an increase in tax payments.

Net cash sourced in investing activities for the six months ended June 30, 2011 was approximately $3.28 million, as compared to approximately $3.60 million used for the six months ended June 30, 2010.  This change was mainly the result of a decrease in restricted cash and an increase in plant and equipment expenditures.

Net cash provided by financing activities for the six months ended June 30, 2011 was approximately $28.14 million, as compared to approximately $25.28 million for the six months ended June 30, 2010.  This change was primarily due to the increase in bank loans and notes.

We intend to maintain the current loan facilities with local banks and various financial institutions for new projects that we have obtained.  The Company believes that its currently available working capital, combined with cash from operations and bank financing, should be adequate to sustain operations at current levels through at least the next 12 months.  For our long-term strategic growth, the Company will continue to rely upon debt and capital markets for any necessary long-term funding not provided by operating cash flows.  Funding decisions will be guided by our capital structure planning objectives. The primary objectives of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense.

Bank Loans and Notes Generally

As of June 30, 2011, we had bank loans and debt from other non-bank entities totaling approximately $121.77 million (based on an exchange rate of 6.46400 RMB per 1 U.S. dollar).  Information regarding these loans and notes is set forth below in U.S. dollars.

				Interest	At	At
				Rate Per	June 30,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2011	2010
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	$-	$19,298,829
Wuhan Blower	Bank Loans	Hankou Bank	7/27/2011	5.31%	6,188,119	6,049,790
Wuhan Blower	Bank Loans	Hankou Bank	9/30/2011	5.31%	773,515	756,224
Wuhan Blower	Bank Loans	Hankou Bank	10/11/2011	5.31%	2,320,545	2,268,671
Wuhan Blower	Bank Loans	Wuhan Rui Sheng Feng Investment Co., Ltd.	4/8/2012	9.60%	2,320,545	2,268,671
Wuhan Blower	Bank Loans	Wuhan Zhong Jing Petty Loan Co., Ltd.	5/31/2012	20.40%	1,160,272	1,134,336
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2011	18.00%	1,547,030	1,512,447
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	10/26/2011	18.00%	1,581,799	-
Wuhan Blower	Bank Loans	Wuhan Jinyinhu Easten Fuel Co., Ltd.	7/3/2011	0.00%	1,547,030	-
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.36%	-	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/19/2011	5.36%	1,547,030	1,512,447
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.31%	4,641,089	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	4/27/2011	6.37%	-	9,074,685
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.20%	7,735,149	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.20%	4,641,089	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.20%	6,188,119	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/19/2011	5.35%	1,547,030	1,512,448
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/22/2011	5.35%	-	6,503,524
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/26/2011	5.35%	1,237,624	1,209,958
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	6,652,228	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	4,641,089	-

Total				Total	$56,269,302	$57,639,372

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2012	-	$9,282,178	$756,224
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2012	-	12,376,238	756,223
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2012	-	365,341	756,224
Wuhan Blower	Notes Payable	Shenzhen Development Bank	9/30/2011	-	72,775	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	9/22/2011	-	343,507	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	10/23/2011	-	334,272	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	11/10/2011	-	426,275	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	11/25/2011	-	689,545	-
Wuhan Generating	Notes Payable	Hankou Bank	4/12/2011	-	-	1,512,447
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/8/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Hankou Bank	4/20/2011	-	-	1,512,448
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Hankou Bank	9/10/2011	-	928,218	-
Wuhan Generating	Notes Payable	Hankou Bank	12/23/2011	-	15,470,297	-
Wuhan Generating	Notes Payable	Shenzhen Development Bank	12/8/2011	-	3,094,055	-

Total					$43,382,701	$14,368,251

Total Short Term Bank Loans and Notes					$99,652,003	$72,007,623

Long-term
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	$3,248,762	$3,176,140
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	2,629,950	2,571,161
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/17/2012	5.40%	10,055,694	9,830,908
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	5.81%	4,641,089	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	5.81%	1,547,030	1,512,448

Total Long Term Bank Loans and Notes					$22,122,525	$21,627,999

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

Under this loan facility, Wuhan Generating executed a Loan Agreement on June 13, 2011, for a short-term loan for RMB 30,000,000 (approximately $4.64 million). This short-term loan was obtained for working capital purposes.  This short-term loan matures on June 13, 2012 and has a floating interest rate, which was 6.31% per annum as of June 30, 2011. If Wuhan Generating fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate.  In addition, Wuhan Generating is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose.  Upon Hankou Bank’s request, Wuhan Generating must provide copies of financial statements and other requested information.  If Wuhan Generating breaches the terms of the short-term loan, among other rights, Hankou Bank may charge compound interest and penalty interest, accelerate the maturity date of the loan and withhold or deduct such amounts from Wuhan Generating’s other accounts with Hankou Bank.  This short-term loan is subject to an early repayment fee.

The obligations under the Loan Facility Agreement and Loan Agreements with Hankou Bank are secured by the real property of the Borrowers and guaranteed by Wuhan Blower and Wuhan Sungreen.  The Loan Facility Agreement and the Loan Agreements are governed by the laws of the People’s Republic of China.

Loan Facilities with Industrial Bank Company Limited

On May 20, 2011, Wuhan Generating entered into a Loan Agreement with Industrial Bank Co., Ltd. for a short term loan for RMB 50,000,000 (approximately $7.74 million).  This short-term loan was obtained for working capital purposes. This short-term loan matures on May 19, 2012 and has a floating interest rate, which was 8.20% per annum as of June 30, 2011. If Wuhan Generating fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate.  In addition, Wuhan Generating is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose. This short-term loan is subject to an early repayment fee.

On June 14, 2011, Wuhan Generating entered into a Loan Agreement with Industrial Bank Co., Ltd. for a short term loan for RMB 30,000,000 (approximately $4.64 million).  This short-term loan was obtained for working capital purposes.  This short-term loan matures on June 13, 2012 and has a floating interest rate, which was 8.20% per annum as of June 30, 2011.  If Wuhan Generating fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate.  In addition, Wuhan Generating is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose. This short-term loan is subject to an early repayment fee.

On June 17, 2011, Wuhan Generating entered into a Loan Agreement with Industrial Bank Co., Ltd. for a short term loan for RMB 40,000,000 (approximately $6.19 million).  This short-term loan was obtained for working capital purposes.  This short-term loan matures on June 16, 2012 and has a floating interest rate, which was 8.20% per annum as of June 30, 2011.  If Wuhan Generating fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate.  In addition, Wuhan Generating is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose. This short-term loan is subject to an early repayment fee.

Loan Facilities with Agricultural Bank of China

On June 16, 2011, Wuhan Generating entered into a Loan Agreement with Agricultural Bank of China for a short term loan for RMB 43,000,000 (approximately $6.65 million).  This short-term loan was obtained for working capital purposes.  This short-term loan matures on June 15, 2012 and has a floating interest rate, which was 6.63% per annum as of June 30, 2011.  If Wuhan Generating fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate.  In addition, Wuhan Generating is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose.  There are covenants that require Wuhan Generating to maintain an asset to liability ratio over 80% during the entire term of the loan, and to maintain a positive cash flow from operating activities.

Loan Facilities with Shenzhen Development Bank

On June 3, 2011, Wuhan Generating entered into a Loan Agreement with Shenzhen Development Bank for a short term loan for RMB 30,000,000 (approximately $4.64 million).  This short-term loan was obtained for working capital purposes.  This short-term loan matures on June 2, 2012 and has a floating interest rate, which was 7.57% per annum as of June 30, 2011.  If Wuhan Generating fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate.  In addition, Wuhan Generating is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose.

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

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale. The Company considers annually whether these assets are impaired. The Company makes its determinations based on various factors that impact those assets. For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future. Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company. Equipment used for production, which undergo regular maintenance, are assessed annually. The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company. Based on its review, the Company believes that, as of June 30, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

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

Exchange Rates	June 30, 2011	December 31, 2010	June 30, 2010
Period-end RMB: US$ exchange rate	6.46400	6.61180	6.80860
Average period RMB: US$ exchange rate	6.54818	6.77875	6.83475

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

Effective January 1, 2009, PRC government implemented a new 25% tax rate for all domestic and foreign enterprises and abolishing any tax holiday, which was defined as “two-year exemption followed by three-year half exemption” enjoyed by many foreign-invested enterprises. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, the PRC government established transition rules allowing enterprises already benefiting from tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized. For the quarter ended June 30, 2011, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

Recent Accounting Pronouncements

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

In June 2011, the FASB issued an Accounting Standard Update (“ASU” No. 2011-05, “Comprehensive Income (Topic 220)). Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

Discontinued Operations

Certain amounts have been reclassified to present the Company’s Wuhan Sungreen operations as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information related to discontinued operations is included in Note 22 and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon this evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses.  Therefore, our management concluded that our disclosure controls and procedures were not effective.  We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which are described under “Item 9A. Controls and Procedures. Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2011.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, the Company had no significant changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

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

We have incurred substantial debt to finance our business. As of June 30, 2011, we had approximately $121.77 million of outstanding bank loans and notes.  This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of June 30, 2011, we had an aggregate amount of $57.86 million in accounts receivable. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected.  The economic downturn has resulted in longer payment cycles and increased collection costs in excess of management’s expectations.

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

Risks Related to the Market for Our Stock and Our Capital Structure

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S. listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter.  This could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, including the SEC.  Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud.  As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Some of these companies are now subject to shareholder lawsuits, SEC enforcement actions and internal and external investigations into the allegations.  It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price.  If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company.  This situation will be costly and time consuming and distract our management from growing our company.  If such allegations are not proven to be groundless, our company and business operations will be severely harmed and your investment in our stock could be rendered worthless.

The issuance of shares of common stock upon the exercise or conversion of outstanding securities may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

           As of August 15, 2011, there were 12,964,286 shares of our common stock issuable upon conversion of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

As of August 15, 2011, Fame Good International Limited, a holding company controlled by our Chairman of the Board, Xu Jie, was the owner of approximately 61.1% of our outstanding voting securities (excluding shares of our Series A and Series B Convertible Preferred Stock which, until converted into common stock, only vote as a class on certain matters affecting such preferred stock). As a result, Mr. Xu possesses significant influence, giving him the ability, among other things, to elect each member of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control also may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer. Additionally, Mr. Xu’s interests may differ from the interests of our other stockholders.

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

Date:  August 22, 2011

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