Form 10-Q
period 2011-09-30
WUHAN GENERAL GROUP (CHINA), INC
filed 2011-11-21
CIK 842694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

or

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
Yes ☐   No ☒

As of November 15, 2011, the registrant had a total of 32,505,000 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.      Financial Statements.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

		At	At
	Note	September 30,	December 31,
		2011	2010
ASSETS
Current Assets
Cash	2(e)	$55,922,395	$26,856,317
Restricted Cash	3	26,181,215	30,599,958
Short Term Investment		156,206	-
Notes Receivable	4	62,482	251,066
Accounts Receivable	2(f),5	56,047,280	49,485,978
Other Receivable		20,593,016	16,269,293
Inventory	2(g),6	17,117,310	9,867,301
Advances to Suppliers		26,366,751	35,433,751
Advances to Employees	7	464,780	322,205
Prepaid Expenses		1,800,543	517
Prepaid Taxes		864,958	1,351
Deferred Tax Asset		1,231,651	1,192,532
Current assets held for sale	2(bb), 21	2,318,002	1,756,460
Total Current Assets		209,126,589	172,036,729

Non-Current Assets
Real Property Available for Sale		-	1,140,718
Property, Plant & Equipment, net	2(h),8	30,230,148	30,617,120
Land Use Rights, net	2(j),9	1,976,030	1,945,678
Construction in Progress	10	14,766,528	12,371,309
Other Assets		7,000	-
Intangible Assets, net	2(i),11	154,584	179,837
Long-term assets held for sale	2(bb), 21	24,886,404	24,215,927
Total Assets		$281,147,283	$242,507,318

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Bank Loans & Notes	12	$119,795,943	$72,007,623
Accounts Payable		5,968,731	9,619,808
Taxes Payable		8,809,844	10,459,789
Other Payable		4,614,742	4,123,669
Dividend Payable		1,270,982	727,129
Accrued Liabilities	13	3,225,103	2,885,931
Customer Deposits		9,687,735	8,005,336

Current liabilities associated with assets held for sale	2(bb), 21	1,376,653	726,232
Total Current Liabilities		154,749,733	108,555,517

Long Term Liabilities
Bank Loans and Notes	12	6,248,244	21,627,999
Total Liabilities		$160,997,977	$130,183,516

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

		At	At
	Note	September 30,	December 31,
		2011	2010
STOCKHOLDERS' EQUITY

Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at September 30, 2011 and December 31, 2010	14	$624	$624
Additional Paid in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid in Capital – Warrants		63,171	1,554,635
Additional Paid in Capital - Beneficial Conversion Feature		6,371,547	6,371,547
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at September 30, 2011 and December 31, 2010	14	635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital – Warrants		-	1,244,366
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 32,505,000 and 28,327,607 Shares Issued & Outstanding at September 30, 2011 and December 31, 2010, respectively	14	3,251	2,833
Additional Paid in Capital		42,090,417	35,895,190
Statutory Reserve	2(u),15	4,563,592	4,563,592
Retained Earnings		24,471,589	25,956,458
Accumulated Other Comprehensive Income	2(v)	17,753,215	11,902,657
Total Stockholders' Equity		120,149,306	112,323,802

Total Liabilities & Stockholders' Equity		$281,147,283	$242,507,318

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Income
For the three and nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

	Note	Three Months Ended		Nine Months Ended
		September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sales	2(l)	$33,239,853	$28,555,678	$92,883,756	$68,759,486
Cost of Sales	2(m)	26,243,925	20,521,753	69,793,910	51,067,511
Gross Profit		6,995,928	8,033,925	23,089,846	17,691,975

Operating Expenses
Selling	2(n)	359,784	291,909	1,059,927	928,412
General & Administrative	2(p),23	6,658,126	3,204,036	11,732,453	4,657,472
Warranty	2(w),13	74,455	231,843	270,160	608,393
Total Operating Expenses		7,092,365	3,727,788	13,062,540	6,194,277

Operating Income (Loss)		(96,437)	4,306,137	10,027,306	11,497,698

Other Income (Expenses)
Other Income		14,195	32,725	151,460	165,118
Interest Income		12,528	75,320	101,694	101,187
Other Expenses		-	(32,387)	(48,682)	(33,948)
Interest Expense		(2,020,637)	(1,811,846)	(6,245,014)	(5,946,623)
Expense for warrant recapitalization		-	-	(3,455,260)	-
Total Other Income (Loss) & Expenses		(1,993,914)	(1,736,188)	(9,495,802)	(5,714,266)

Earnings from Continuing Operations before Taxes		(2,090,351)	2,569,949	531,504	5,783,432
Income Taxes	2(t), 16	291,541	543,384	1,135,546	1,011,066
Income (Loss) from Continuing Operations		(2,381,892)	2,026,565	(604,042)	4,772,366
Income (Loss) from Discontinued Operations, net of taxes		(138,604)	(195,124)	(336,974)	(341,961)

Net Income		$(2,520,496)	$1,831,441	$(941,016)	$4,430,405
Preferred Dividends Declared		(183,276)	(177,300)	(543,853)	(531,900)
Income Available to Common Stockholders		$(2,703,772)	$1,654,141	$(1,484,869)	$3,898,505
Earnings Per Share	17
Basic - Net Income		$(0.08)	$0.06	$(0.05)	$0.15
- Income from Continuing Operations		(0.08)	0.07	(0.04)	0.16
- Loss from Discontinued Operations		(0.00)	(0.01)	(0.01)	(0.01)

Diluted - Net Income		(0.08)	0.05	(0.03)	0.14
- Income from Continuing Operations		(0.07)	0.06	(0.02)	0.15
- Loss from Discontinued Operations		$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding
Basic		32,505,000	25,351,950	32,226,507	25,351,950
Diluted		32,505,000	31,706,028	32,226,507	31,706,028

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Comprehensive Income
Net Income (Loss)	$(2,520,496)	$1,831,441	$(941,016)	$4,430,405
Other Comprehensive Income
Foreign Currency Translation Adjustment	3,187,122	3,681,033	5,850,558	3,311,224
Total Comprehensive Income	$666,626	$5,512,474	$4,909,542	$7,741,629

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the periods ended September 30, 2011 and December 31, 2010
(Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compre
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2011	6,241,453	$624	$8,170,415	$1,554,635	$6,371,547	6,354,078	$635	$12,637,158	$1,244,366	$4,023,692	28,327,607	$2,833	$35,895,190	$4,563,592	$25,956,458	$11,902,657	$112,323,802
Stock Option Compensation													4,555				4,555
Recapitalization of Warrants				(1,491,464)					(1,244,366)				2,735,830				-
Expense related to recapitalization of warrants											4,177,393	418	3,454,842				3,455,260
Net Income															(941,016)		(941,016)
Preferred Dividends Declared															(543,853)		(543,853)
Appropriations of Retained Earnings																	-
Foreign Currency Translation Adjustment																5,850,558	5,850,558
Balance, September 30, 2011	6,241,453	$624	$8,170,415	$63,171	$6,371,547	6,354,078	$635	$12,637,158	$-	$4,023,692	32,505,000	$3,251	$42,090,417	$4,563,592	$24,471,589	$17,753,215	$120,149,306

Wuhan General Group (China), Inc.
Consolidated Statements of Stockholders’ Equity
For the periods ended September 30, 2011 and December 31, 2010
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

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.
Consolidated Statements of Cash Flows
For the three and nine months ended September 30, 2011 and 2010
 (Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cash Flows from Operating Activities
Cash Received from Customers	$38,211,741	$29,133,710	$83,962,452	$69,530,723
Cash Paid to Suppliers & Employees	(40,300,779)	(24,526,500)	(83,628,635)	(57,599,203)
Interest Received	12,527	75,307	101,694	101,173
Interest Paid	(1,710,691)	(1,811,846)	(5,935,069)	(5,946,623)
Taxes Paid	(184,464)	(545,482)	(3,978,630)	(1,017,162)
Miscellaneous Receipts	13,272	31,970	151,460	164,304
Cash Provided/(Used) in by operating activities – continuing operations	(3,958,394)	2,357,160	(9,326,728)	5,233,213
Cash Provided by operating activities – discontinued operations	327,356	83,742	232,067	124,221
Cash Sourced/(Used) in Operating Activities	(3,631,038)	2,440,902	(9,094,661)	5,357,434

Cash Flows from Investing Activities
Cash Released/(Invested in) Restricted Time Deposits	(2,104,824)	1,048,452	4,418,744	(1,606,992)
Purchase of Short Term Investment Fund or Investment Property	(1,503)	-	984,512	-
Payments for Purchases and Construction of Plant & Equipment	(569,439)	(9,140,708)	(4,796,914)	(10,074,712)
Payments for Deposits	(14,468)	-	(22,411)	-
Cash Used in investing activities – continuing operations	(2,690,234)	(8,092,256)	583,931	(11,681,704)
Cash Used in investing activities – discontinued operations	(232,497)	(59,528)	(231,278)	(72,320)
Cash Sourced/(Used) in Investing Activities	(2,922,731)	(8,151,784)	352,653	(11,754,024)

Cash Flows from Financing Activities
Net increase of Bank Loans and Notes	4,269,658	8,119,467	32,408,564	34,129,984
Dividends Paid	-	-	-	(727,129)
Cash provided by financing activities – continuing operations	4,269,658	8,119,467	32,408,564	33,402,855
Cash provided by financing activities – discontinued operations	-	-	-	-
Cash Sourced/(Used) in Financing Activities	4,269,658	8,119,467	32,408,564	33,402,855

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – continuing operations	(2,378,970)	2,384,371	23,665,767	26,954,364
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – discontinued operations	94,859	24,214	789	51,901
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(2,284,111)	2,408,585	23,666,556	27,006,265

Effect of Currency Translation – continuing operations	3,049,479	3,444,463	5,404,782	3,014,666
Effect of Currency Translation – discontinued operations	2,592	594	13	747
	3,052,071	3,445,057	5,404,795	3,015,413
Cash & Cash Equivalents at Beginning of Period - continuing operations	55,251,886	24,511,089	26,851,846	370,893
Cash & Cash Equivalents at Beginning of Period - discontinued operations	44,094	64,341	140,743	36,501
	55,295,980	24,575,431	26,992,589	407,394

Cash & Cash Equivalents at End of Period - continuing operations	55,922,395	30,339,923	55,922,395	30,339,923
Cash & Cash Equivalents at End of Period - discontinued operations	141,545	89,149	141,545	89,149
Cash & Cash Equivalents at End of Period	$56,063,940	$30,429,073	$56,063,940	$30,429,073

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three and nine months ended September 30, 2011 and 2010
 (Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Income	$(2,520,496)	$1,831,441	$(941,016)	$4,430,405

Adjustments to Reconcile Net Income to
Net Cash Provided by / <Used in> Operating Activities :

Prepaid Interest in Other Non Current Assets	-	-	-	-
Stock Compensation	-	15,103	4,555	31,678
Expense for warrant recapitalization	-	-	3,455,260	-
Amortization	116,462	231,207	347,248	422,383
Depreciation	828,300	774,167	2,458,299	1,988,464
Decrease/(Increase) in Notes Receivable	30,340	(2,826,185)	203,708	(2,970,241)
Decrease/(Increase) in Accounts Receivable	1,816,908	3,909,934	(6,547,214)	3,681,819
Decrease/(Increase) in Other Receivable	6,931,630	(2,732,273)	(4,479,587)	(5,113,350)
Decrease/(Increase) in Inventory	(1,834,312)	1,989,428	(7,523,179)	947,244
Decrease/(Increase) in Advances to Suppliers	915,669	(3,500,722)	8,976,264	(10,617,440)
Decrease/(Increase) in Advances to Employees	(168,004)	389,423	(142,575)	(212,552)
Decrease/(Increase) in Prepaid Expenses	(24,170)	(1,060,288)	(1,855,697)	(278,467)
Decrease/(Increase) in Prepaid Taxes	(452,652)	(84,977)	(864,371)	(95,045)
Decrease/(Increase) in Deferred Tax Asset	(14,663)	(10,757)	(48,399)	(36,948)
Increase/(Decrease) in Accounts Payable	(3,049,248)	332,369	(3,640,755)	5,762,282
Increase/(Decrease) in Taxes Payable	461,123	906,917	(1,623,791)	932,673
Increase/(Decrease) in Other Payable	(476,000)	(246,153)	1,118,733	1,093,205
Increase/(Decrease) in Related Party Payable	(2,287,549)	-	-	-
Increase/(Decrease) in Accrued Liabilities	131,478	277,096	339,172	242,661
Increase/(Decrease) in Customer Deposits	(4,035,854)	2,245,172	1,668,684	5,148,663

Total of all adjustments	(1,110,542)	609,461	(8,153,645)	927,029

Net Cash Provided/(Used) in Operating Activities	$(3,631,038)	$2,440,902	$(9,094,661)	$5,357,434

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
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

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
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

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
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

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type.  Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale.  The Company considers annually whether these assets are impaired.  The Company makes its determinations based on various factors that impact those assets.  For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future.  Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company.  Equipment used for production, which undergo regular maintenance, are assessed annually.  The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company.  Based on its review, the Company believes that, as of September 30, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
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

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
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

	September 30,	December 31,	September 30,
Exchange Rates	2011	2010	2010
Period end RMB : US$ exchange rate	6.40180	6.61180	6.69810
Average period RMB : US$ exchange rate	6.50600	6.77875	6.81640

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

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

Effective January 1, 2009, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized.  For the period ended September 30, 2011, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
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

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public- entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

In June 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220). Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

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

4.	NOTES RECEIVABLE

As of September 30, 2011	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$62,482	$-
Less: Allowance for Bad Debts	-	-
	$62,482	$-

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$251,066	$15,124
Less: Allowance for Bad Debts	-	-
	$251,066	$15,124

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

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

5.	ACCOUNTS RECEIVABLE

As of September 30, 2011	Continuing	Discontinued
	Operations	Operations

Total Accounts Receivable-Trade	$59,005,358	$215,423
Less: Allowance for Bad Debt	(2,958,078)	(10,771)
	$56,047,280	$204,652

Allowance for Bad Debts
Beginning Balance	$(2,604,525)	$(11,513)
Allowance Provided	(353,553)	-
Reversal	-	742
Less: Bad Debt Written Off	-	-
Ending Balance	$(2,958,078)	(10,771)

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations
Total Accounts Receivable-Trade	$52,090,503	$230,253
Less: Allowance for Bad Debt	(2,604,525)	(11,513)
	$49,485,978	$218,740

Allowance for Bad Debts
Beginning Balance	$(2,831,131)	$(8,985)
Allowance Provided	(4,423,656)	(2,528)
Reversal	-	-
Less: Bad Debt Written Off	4,650,262	-
Ending Balance	$(2,604,525)	$(11,513)

6.	INVENTORY

As of September 30, 2011	Continuing	Discontinued
	Operations	Operations

Raw Materials	$9,127,374	$328,915
Work in Progress	2,365,350	409,765
Finished Goods	5,624,586	606,572
	$17,117,310	$1,345,252

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations

Raw Materials	$5,469,632	$348,202
Work in Progress	517,300	361,423
Finished Goods	3,880,369	362,457
	$9,867,301	$1,072,082

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $464,780 and $322,205 as of September 30, 2011 and December 31, 2010, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople.  In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

As of September 30, 2011				Total	Total
	Wuhan	Wuhan	Other	Continuing	Discontinued
Category of Asset	Blower	Generating	Subsidiaries	Operations	Operations
Buildings	$14,541,980	$9,316,369	$-	$23,858,349	$-
Machinery & Equipment	2,089,042	13,422,977	-	15,512,020	2,096,539
Furniture & Fixtures	407,447	32,509	1,433	441,389	18,861
Auto	1,186,665	357,369	-	1,544,034	15,423
Other	79,717	-	-	79,717	-
	18,304,851	23,129,224	1,433	41,435,508	2,130,823
Less: Accumulated Depreciation
Buildings	(3,475,371)	(687,713)	-	(4,163,084)	-
Machinery & Equipment	(1,196,969)	(4,673,890)	-	(5,870,859)	(535,014)
Furniture & Fixtures	(350,355)	(14,518)	(131)	(365,005)	(4,994)
Auto	(642,336)	(116,415)	-	(758,751)	(5,144)
Other	(47,662)	-	-	(47,662)	-
	(5,712,693)	(5,492,536)	(131)	(11,205,361)	(545,152)
Property, Plant, & Equipment, Net	$12,592,158	$17,636,688	$1,302	$30,230,148	$1,585,671

As of December 31, 2010			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Buildings	$14,071,788	$8,989,251	$23,061,039	$-
Machinery & Equipment	2,023,674	12,907,608	14,931,282	2,090,150
Furniture & Fixtures	391,080	29,107	420,187	8,715
Auto	766,557	252,710	1,019,267	15,088
Other	77,185	-	77,185	-
	17,330,284	22,178,676	39,508,960	2,113,954
Less: Accumulated Depreciation
Buildings	(2,774,599)	(455,532)	(3,230,131)	-
Machinery & Equipment	(1,024,876)	(3,612,816)	(4,637,692)	(393,816)
Furniture & Fixtures	(320,101)	(9,396)	(329,497)	(3,449)
Auto	(579,450)	(78,998)	(658,448)	(3,109)
Other	(36,072)	-	(36,072)	-
	(4,735,098)	(4,156,742)	(8,891,840)	(400,374)
Property, Plant, & Equipment, Net	$12,595,186	$18,021,934	$30,617,120	$1,713,580

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
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

9.	LAND USE RIGHTS

At September 30, 2011			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	$2,348,956	$-	$2,348,956	$11,213,924
Less: Accumulated Amortization	(372,926)	-	(372,926)	(912,137)
Land Use Rights, Net	$1,976,030	$-	$1,976,030	$10,301,787

At December 31, 2010			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	$2,274,350	$-	$2,274,350	$10,857,754
Less: Accumulated Amortization	(328,672)	-	(328,672)	(649,387)
Land Use Rights, Net	$1,945,678	$-	$1,945,678	$10,208,367

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

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
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

The following table details the assets that are accounted for in the Construction-in-Progress account at September 30, 2011 and December 31, 2010:

September 30,		Total	Total
2011		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	$163,447	$-
Wuhan Blower	Testing Facility	937	-
Wuhan Blower	Badminton Courts	25,774	-
Wuhan Blower	Technological Remodeling	445,593	-
Wuhan Blower	Lighting	117,155	-
Wuhan Blower	Dining Hall	33,247	-
Wuhan Generating	Capitalized Interest	35,500	-
Wuhan Generating	Equipment Requiring Installation	6,091,347	-
Wuhan Generating	Generating Workshop	6,254,112	-
Wuhan Generating	Construction Materials	1,599,416	-
Wuhan Sungreen	Landscaping	-	314,465
Wuhan Sungreen	Workshop	-	5,196,208
Wuhan Sungreen	Office Building	-	6,263,094
Wuhan Sungreen	Utility Systems Setup	-	1,148,532
		$14,766,528	$12,922,299

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

December 31,		Total	Total
2010		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	$7,562	$-
Wuhan Blower	Testing Facility	907	-
Wuhan Blower	Badminton Courts	24,955	-
Wuhan Blower	Technological Remodeling	431,442
Wuhan Generating	Capitalized Interest	34,373	-
Wuhan Generating	Equipment Requiring Installation	5,897,878	-
Wuhan Generating	Generating Workshop	5,974,192	-
Wuhan Sungreen	Landscaping	-	151,266
Wuhan Sungreen	Workshop	-	5,016,504
Wuhan Sungreen	Office Building	-	6,052,372
Wuhan Sungreen	Utility Systems Setup	-	1,058,713
		$12,371,309	$12,278,855

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	At	At
	September 30,	December 31,
	2011	2010
Category of Asset
Trademarks	$113,249	$109,653
Mitsubishi License	323,488	313,213
Tianyu CAD License	4,227	4,093
Sunway CAD License	17,964	17,393
Microsoft License	13,053	12,639
	471,981	456,991

Less: Accumulated Amortization
Trademarks	(76,296)	(69,761)
Mitsubishi License	(219,871)	(189,397)
Tianyu CAD License	(3,181)	(2,773)
Sunway CAD License	(7,324)	(5,787)
Microsoft License	(10,725)	(9,436)
	(317,397)	(277,154)

Intangible Assets, Net	$154,584	$179,837

The weighted average amortization period for the Company’s intangible assets at September 30, 2011 and December 31, 2010 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.
The discontinued operations do not have any intangible assets.

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at September 30, 2011 and December 31, 2010 for the Company’s bank loans and notes payable.

Continuing Operations
					At	At
				Interest Rate Per	September 30,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2011	2010
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	$-	$19,298,829
Wuhan Blower	Bank Loans	Hankou Bank	7/27/2011	5.31%	-	6,049,790
Wuhan Blower	Bank Loans	Hankou Bank	9/30/2011	5.31%	-	756,224
Wuhan Blower	Bank Loans	Hankou Bank	10/11/2011	5.31%	2,343,091	2,268,671
Wuhan Blower	Bank Loans	Hankou Bank	7/13/2012	6.56%	1,562,061	-
Wuhan Blower	Bank Loans	Wuhan Rui Sheng Feng Investment Co., Ltd.	4/8/2012	9.60%	-	2,268,671
Wuhan Blower	Bank Loans	Wuhan Zhong Jing Petty Loan Co., Ltd.	5/31/2012	20.40%	-	1,134,336
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2011	18.00%	-	1,512,447
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	10/14/2011	9.60%	3,905,152	-
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	12/1/2011	0.00%	1,562,061	-
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.36%	-	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/19/2011	5.36%	1,562,061	1,512,447
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.31%	4,686,182	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	4/27/2011	6.37%	-	9,074,685
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.20%	7,810,303	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.20%	4,686,182	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.20%	6,248,243	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/19/2011	5.35%	-	1,512,448
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/22/2011	5.35%	-	6,503,524
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/26/2011	5.35%	-	1,209,958
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	6,716,861	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/14/2012	6.89%	2,655,503	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	4,686,182	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	12/8/2011	6.10%	1,562,061	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	12/18/2011	6.10%	1,874,471	-
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,280,327	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	2,655,503	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/17/2012	5.40%	10,153,394	-

Total				Total	$67,949,638	$57,639,372

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	$-	$756,224
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	-	756,223
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	-	756,224
Wuhan Blower	Notes Payable	Hankou Bank	12/23/2011	-	15,620,607	-
Wuhan Blower	Notes Payable	Hankou Bank	1/11/2012	-	2,655,503	-
Wuhan Blower	Notes Payable	Hankou Bank	2/5/2012	-	4,686,182	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	9/30/2011	-	73,482	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	10/23/2011	-	337,520	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	11/10/2011	-	430,416	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	11/25/2011	-	696,245	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	12/20/2011	-	368,890	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	1/1/2012	-	439,649	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/2/2012	-	449,695	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/18/2012	-	225,859	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/12/2012	-	179,337	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/19/2012	-	689,949	-
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	12/22/2011	-	6,248,243	-
Wuhan Generating	Notes Payable	Hankou Bank	4/12/2011	-	-	1,512,447
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/8/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Hankou Bank	4/20/2011	-	-	1,512,448
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Shenzhen Development Bank	12/8/2011	-	3,124,121	-
Wuhan Generating	Notes Payable	Hankou Bank	12/23/2011	-	15,620,607	-

Total					$51,846,305	$14,368,251

Total Short Term Bank Loans and Notes					$119,795,943	$72,007,623

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

Long-term
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	$-	$3,176,140
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	-	2,571,161
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/17/2012	5.40%	-	9,830,908
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	5.81%	4,686,182	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	5.81%	1,562,062	1,512,448

Total Long Term Bank Loans and Notes					$6,248,244	$21,627,999

Banking facilities extended by the Hankou Bank were secured by the Company’s and Wuhan Sungreen’s mortgage of real property and Hubei Di Long Industrial Group’s mortgage of real property in 2010. The  $1,562,061 loan with due date on July 13, 2012 was guaranteed by Wuhan Blower, Wuhan Sungreen, Hubei Dilong Industrial Group, Jie Xu, and Hanying Xu (son of Jie Xu).

The loan from Wuhan Rui Sheng Feng Investment Co., Ltd. was guaranteed by Wuhan Generating and Wuhan Sungreen.

The loan from China Minsheng Banking Corp., Ltd. is not secured with collateral.

The loan from Wuhan Min Ze Investment Co., Ltd. is not secured with collateral.

The loan from China Construction Bank is secured by the company’s real property and land.

Wuhan Blower’s loan from Agricultural Bank of China is secured by the Company’s real property and the Company’s equity interest in Wuhan Generating. To add further credit enhancements, Hubei Zhongzhou Investment Company has guaranteed $2,655,503 of this loan, the remaining balance of $10,153,394 has been guaranteed by Hubei Huaguang International Trade Co., Ltd.

Wuhan Generating’s loan from Agricultural Bank of China is guaranteed by Hubei Libang Investment and Guaranty Co., Ltd, and Hubei Huaguang International Trade Co., Ltd. The $6,716,861 loan with due date on June 15, 2012 and $2,655,503 loan with due date on July 14, 2012 have covenants that require Wuhan Generating to maintain asset to liability ratio over 80% during the entire term of the loan, and to maintain non-occurence of continuous 3 years record of negative cash flow from operating activities.

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

Wuhan Generating’s loan from Industrial Bank Co., Ltd. is secured by the Company’s equipment and guaranteed by Jie Xu, Hongsheng Xu, Wuhan Blower, and Wuhan Sungreen.

Wuhan Generating’s $4,686,182 loan from Shenzhen Development Bank is guaranteed by Jie Xu, Hongsheng Xu, and Wuhan Blower; the $1,562,061 and $1,874,473 loans from Shenzhen Development Bank are guaranteed by Jie Xu and Wuhan Blower.

Certain notes payable, as indicated above, do not have a stated rate of interest.  These notes are payable on demand to the Company’s creditors.  The creditors have given extended credit terms secured by pledge of the Company’s restricted cash.

As of September 30, 2011, there were no bank loans or notes associated with the discontinued operations.

13.	WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet as a component of Accrued Liabilities.  The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary.  The Company’s typical sales contracts provide for a warranty period of 12-24 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	September 30,	December 31,
	2011	2010

Balance at beginning of period	$1,937,227	$1,469,358
Adjustment	-	-
Accruals for current & pre-existing warranties issued during period	270,160	541,533
Less: Settlements made during period	(62,937)	(73,664)
Less: Reversals and warranty expirations	-	-
Balance at end of period	$2,144,450	$1,937,227

There was no outstanding warranty liability for discontinued operations.

14.	CAPITALIZATION

The Company’s outstanding securities at September 30, 2011 are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	32,505,000	N/A	N/A
Series A Preferred	6,241,453	02/07/2007	N/A
Series B Preferred	6,354,078	09/05/2009	N/A
Series A Warrants	128,755	02/07/2007	02/06/2012
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	01/02/2008	01/02/2018
Options Issued to Directors	160,000	03/10/2010	03/10/2020
Total Shares on Fully Diluted Basis	45,469,286

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
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

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
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

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
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

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

Income before taxes and the provision for taxes consists of the following:

	September 30, 2011	December 31, 2010
Income (loss) before taxes:
US Federal	$(8,548,530)	$(5,681,700)
US State	-	-
BVI	(4,332)	(2,360)
PRC	9,084,366	10,412,529
Total income before taxes from continuing operations	531,504	4,728,469

Income (Loss) before taxes from discontinued operation	(336,974)	(286,109)
Total income before taxes	$194,530	$4,442,360

Provision for taxes:
Current:
U.S. Federal	$-	$-
U.S. State	-	-
BVI	-	-
PRC	1,135,546	1,922,215
Provision for taxes from continuing operations	1,135,546	1,922,215

Provision for taxes from discontinued operations	-	-

Currency effect	-	-
	$1,135,546	$1,922,215

Deferred:
U.S. Federal	$-	$-
U.S. State	-	-
BVI	-	-
PRC	-	(620,649)
Deferred taxes from continuing operations	-	(620,649)
Total provision for taxes from continuing operations	-	1,301,566

Deferred taxes from discontinued operations	-	(70,986)
Currency effect	-	(1,792)
Total provision for taxes from discontinued operations	-	1,228,788

Total provision for taxes	$1,135,546	$1,228,788
Effective tax rate	583.74%	27.76%

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Deferred tax assets
Beginning balance – continuing operations	$1,192,532	$537,876
Current year additions resulting bad debt expense & warranty accrual expense – continuing operations	-	620,649
Reversals – continuing operations	-	-
Valuation allowance – continuing operations	-	-
Foreign currency effect – continuing operations	39,119	34,007
Ending balance – continuing operations	1,231,651	1,192,532

Beginning balance – discontinued operations	282,898	211,155
Current year additions resulting bad debt expense & warranty accrual expense – discontinued operations	-	72,778
Reversals – discontinued operations	-	-
Valuation allowance – discontinued operations	(8,504)	(8,234)
Foreign currency effect – discontinued operations	17,784	7,199
Ending balance – discontinued operations	292,178	282,898

Beginning balance – continuing operations	$1,192,532	$537,876
Beginning balance – discontinued operations	282,898	211,155
Beginning balance	1,475,430	749,031

Ending balance – continuing operations	1,231,651	1,192,532
Ending balance – discontinued operations	292,178	282,898
Ending balance	1,523,829	1,475,430

Total deferred tax assets	1,523,829	1,475,430
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	$1,523,829	$1,475,430
Reported as:
Current deferred tax assets	1,523,829	1,475,430
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$1,523,829	$1,475,430

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the nine months ended September 30, 2011 and the year ended December 31, 2010 are shown in the following table:

	9/30/2011	12/31/2010
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00)%	(9.00)%
Accruals in foreign jurisdictions	571.24%	15.26%
Tax holiday	(12.50)%	(12.50)%
Effective tax rate	583.74%	27.76%

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Basic Earnings Per Share Numerator
Net Income (Loss)	$(2,520,496)	$1,831,441	$(941,016)	$4,430,405
Income (Loss) from Continuing Operations	(2,381,892)	2,026,565	(604,042)	4,772,366
Income (Loss) from Discontinued Operations	(138,604)	(195,124)	(336,974)	(341,961)
Less:
Preferred Dividends	183,276	177,300	543,853	531,900
Income Available to Common Stockholders	(2,703,772)	1,654,141	(1,484,869)	3,898,505
Income from Continuing Operations Available to Common Stockholders	(2,565,168)	1,849,265	(1,147,895)	4,240,466
Income (Loss) from Discontinued Operations Available to Common Stockholders	(138,604)	(195,124)	(336,974)	(341,961)

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$(2,703,772)	$1,654,141	$(1,484,869)	$3,898,505
Income from Continuing Operations Available to Common Stockholders	(2,565,168)	1,849,265	(1,147,895)	4,240,466
Income (Loss) from Discontinued Operations Available to Common Stockholders	(138,604)	(195,124)	(336,974)	(341,961)
Add:
Preferred Dividends	183,276	177,300	543,853	531,900
Income Available to Common Stockholders on Converted Basis	(2,520,496)	1,831,441	(941,016)	4,430,405
Income from Continuing Operations Available to Common Stockholders on Converted Basis	(2,381,892)	2,026,565	(604,042)	4,772,366
Income (Loss) from Discontinued Operations Available to Common Stockholders on Converted Basis	$(138,604)	$(195,124)	$(336,974)	$(341,961)

Original Shares:	32,505,000	25,351,950	28,327,607	25,351,950
Additions from Actual Events	-	-	-	-
- Issuance of Common Stock resulting from the Recapitalization of Warrants	-	-	3,898,900	-
Basic Weighted Average Shares Outstanding	32,505,000	25,351,950	32,226,507	25,351,950

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock*	-	-	-	-
- Conversion of Series B Preferred Stock*	-	6,354,078	-	6,354,078
- Exercise of Employee & Director Stock Options*	-	-	-	-
Diluted Weighted Average Shares Outstanding:	32,505,000	31,706,028	32,226,507	31,706,028

Earnings Per Share
Basic - Net Income	$(0.08)	$0.06	$(0.05)	$0.15
-Income from Continuing Operations	(0.08)	0.07	(0.04)	0.16
-Loss from Discontinued Operations, net of taxes	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Diluted - Net Income	$(0.08)	$0.05	$(0.03)	$0.14
-Income from Continuing Operations	(0.07)	0.06	(0.02)	0.15
-Income (Loss) from Discontinued Operations, net of taxes	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding
- Basic	32,505,000	25,351,950	32,226,507	25,351,950
- Diluted	32,505,000	31,706,028	32,226,507	31,706,028

* Potentially anti-dilutive

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

18.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating, and Wuhan Sungreen.  Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers.  Wuhan Generating is primarily engaged in the design, manufacture, installation, and service of power generating equipment.  Wuhan Sungreen is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment.  Below is a presentation of the Company’s results of operations for the nine months ended September 30, 2011 and 2010, and financial position at September 30, 2011 and December 31, 2010. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations	Continuing Operations				Discontinued Operations
For the nine months ended			Company,
September 30, 2011	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Sales	$48,659,958	$44,223,798	$-	$92,883,756	$579,613
Cost of Sales	37,028,254	32,765,656	-	69,793,910	421,872
Gross Profit	11,631,704	11,458,142	-	23,089,846	157,741

Operating Expenses	(5,692,203)	(2,273,569)	(5,096,768)	(13,062,540)	(496,349)

Other Income (Expenses)	(3,090,745)	(2,948,965)	(3,456,092)	(9,495,802)	1,634

Earnings before Taxes	2,848,756	6,235,608	(8,552,860)	531,504	(336,974)

Taxes	(356,095)	(779,451)	-	(1,135,546)	-

Net Income	$2,492,661	$5,456,157	$(8,552,860)	$(604,042)	$(336,974)

Financial Position	Continuing Operations				Discontinued Operations
At			Company,
September 30, 2011	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	$126,475,308	$96,340,182	$(13,688,901)	$209,126,589	$2,318,002

Non Current Assets	50,232,128	31,617,061	(9,828,495)	72,020,694	24,886,404

Total Assets	176,707,436	127,957,243	(23,517,396)	281,147,283	27,204,406

Current Liabilities	88,995,439	68,486,564	(2,732,270)	154,749,733	1,376,653

Total Long Term Liabilities	-	6,248,244	-	6,248,244	-

Total Liabilities	88,995,439	74,734,808	(2,732,270)	160,997,977	1,376,653

Net Assets	87,711,997	53,222,435	(20,785,126)	120,149,306	25,827,753

Total Liabilities & Net Assets	$176,707,436	$127,957,243	$(23,517,396)	$281,147,283	$27,204,406

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

Results of Operations	Continuing Operations				Discontinued Operations
For the nine months ended			Company,
September 30, 2010	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Sales	$41,822,253	$29,717,712	$(2,780,479)	$68,759,486	$638,726
Cost of Sales	(30,806,895)	(23,041,095)	2,780,479	(51,067,511)	(474,213)
Gross Profit	11,015,358	6,676,617	-	17,691,975	164,513

Operating Expenses	(4,383,207)	(849,916)	(961,154)	(6,194,277)	(551,644)

Other Income (Expenses)	(3,794,174)	(576,152)	(1,343,940)	(5,714,266)	45,170

Earnings before Taxes	2,837,977	5,250,549	(2,305,094)	5,783,432	(341,961)

Taxes/(Deferred Tax Benefit)	(354,747)	(656,319)	-	(1,011,066)	-

Net Income	$2,483,230	$4,594,230	$(2,305,094)	$4,772,366	$(341,961)

Financial Position	Continuing Operations				Discontinued Operations
At			Company,
December 31, 2010	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen

Current Assets	$108,416,229	$78,574,663	$(16,710,623)	$170,280,269	$1,756,460
Non Current Assets	49,946,631	29,928,376	(33,620,345)	46,254,662	24,215,927
Total Assets	158,362,860	108,503,039	(50,330,968)	216,534,931	25,972,387

Current Liabilities	60,311,282	56,290,083	(8,772,080)	107,829,285	726,232
Total Long Term Liabilities	15,578,209	6,049,790	-	21,627,999	-
Total Liabilities	75,889,491	62,339,873	(8,772,080)	129,457,284	726,232

Net Assets	82,473,369	46,163,166	(41,558,888)	87,077,647	25,246,155

Total Liabilities & Net Assets	$158,362,860	$108,503,039	$(50,330,968)	$216,534,931	$25,972,387

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

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
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

For the nine months ended September 30, 2011 and year ended December 31, 2010, the Company recorded $4,555 and $38,382 of stock compensation expense, respectively.  The entire stock option compensation expenses were recorded as general and administrative expenses given the nature of the work contribution of the grantees.

The range of the exercise prices of the outstanding stock options at September 30, 2011 are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	240,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

The Company has not accrued or realized tax benefit related to the expense of stock options in the United States because it does not currently have a plan to repatriate its earnings.

The Company used the Black-Scholes Model to value the options granted.  The following table shows the weighted average fair value of the grants as of September 30, 2011 and December 31, 2010, and the assumptions that were employed in the model:

	September 30, 2011	December 31, 2010
Weighted-average fair value of grants:	$0.27	$0.27
Risk-free interest rate:	3.47%	3.30%
Expected volatility:	2.21%	4.07%
Expected life in months:	111.00	114.00

20.	CONCENTRATION OF CREDIT RISK AND OTHER RISKS

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

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
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

The following table summarizes the amounts included in income/(loss) from discontinued operations for all periods presented. These revenues and expenses were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Discontinued Operations	9/30/2011	9/30/2010
For the nine months ended	Wuhan	Wuhan
	Sungreen	Sungreen
Sales	$579,613	$638,726
Cost of Sales	421,872	(474,213)
Gross Profit	157,741	164,513

Operating Expenses	(496,349)	(551,644)

Other Income (Expenses)	1,634	45,170

Earnings before Taxes	(336,974)	(341,961)

Taxes	-	-

Net Income (Loss)	$(336,974)	$(341,961)

Wuhan General Group (China), Inc.
As of September 30, 2011 and December 31, 2010
Notes to Financial Statements
(Stated in US Dollars)

The following table summarizes the amounts included in financial position from discontinued operations for all periods presented. These amounts included in financial position were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Financial Position	September 30, 2011	December 31, 2010
At	Wuhan	Wuhan
	Sungreen	Sungreen
Current Assets	$2,318,002	$1,756,460
Non Current Assets	24,886,404	24,215,927
Total Assets	27,204,406	25,972,387

Current Liabilities	1,376,653	726,232
Total Long Term Liabilities	-	-
Total Liabilities	1,376,653	726,232

Net Assets	25,827,753	25,246,155

Total Liabilities & Net Assets	$27,204,406	$25,972,387

The tax effects of temporary differences caused the deferred assets/(liabilities) associated with assets held for sale at September 30, 2011 and December 31, 2010 are as follows:

	9/30/2011	12/31/2010
Non-current deferred tax assets	$300,682	$291,132
Loss carryover items net of valuation allowance	(8,504)	(8,234)
Total deferred tax assets	292,178	282,898
Non-current deferred tax liabilities	-	-
Total deferred tax liabilities	-	-
Net deferred tax assets	$292,178	$282,898

22.	CONTINGENT LIABILITIES

In October 2008, the Company’s Chairman, Xu Jie, entered into a loan agreement with Huaxia Bank Co., Ltd. Pursuant to the loan agreement, Mr. Xu borrowed RMB 50,000,000 (approximately $7.7 million). The loan agreement requires Mr. Xu to make an installment payment of RMB 10,000,000 (approximately $1.5 million) on June 30, 2011 and each of the following four months. The obligations under the loan agreement are guaranteed by the Company’s subsidiary, Wuhan Blower. Xu Jie has settled the last installment of the loan in October 2011. As of the report date, there is no remaining balance owed to Huaxia Bank.

23.	RESTRUCTURING EXPENSES

As a result of the Company’s reverse merger on February 7, 2007, the Company increased its capitalization to allow new stock issuances to investors at share premiums which were recognized as additional paid-in capital. The PRC Tax Authority determined such stock transactions derived capital gain assessable to income tax in the amount of $2,186,883 (ie ¥ 14,000,000). The Company’s Board of Directors approved the transaction. The tax has been paid and recorded as restructuring expenses included in General and Administrative Expenses in the accompanying Income Statement.

Board of Directors and Stockholders
Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of September 30, 2011 and December 31, 2010, and the related statements of income, stockholders’ equity, and cash flows for the three months and nine months ended September 30, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP

San Mateo, California	Samuel H. Wong & Co., LLP
November 21, 2011	Certified Public Accountants

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

Recent Developments

Effective December 29, 2010, we decided to sell the assets and business of Wuhan Sungreen.  Accordingly, the results of Wuhan Sungreen’s operations have been excluded from continuing operations and reported as discontinued operations in the financial statements for the three and nine month periods ended September 30, 2011 and 2010. Wuhan Sungreen is continuing its operations pending further action.  As of September 30, 2011, we estimate that the fair market value of Wuhan Sungreen’s assets is approximately $18 to 24 million.  Any proceeds from the sale of such assets will be used to meet the working capital needs of Wuhan Blower and Wuhan Generating and/or to purchase new equipment for Wuhan Blower and Wuhan Generating.

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results for the three and nine month periods ended September 30, 2011 and 2010 and the financial condition at September 30, 2011.  The amounts shown below that were originally denominated in RMB were translated into U.S. dollars at the rate of 6.40180 RMB per 1 U.S. dollar, which is the September 30, 2011 period end exchange rate that the Company used in the accompanying financial statements.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Sales.  Sales increased $4.68 million, or 16.4%, to $33.24 million for the three months ended September 30, 2011 from $28.56 million for the same period in 2010.  This increase was mainly attributable to China’s general economic recovery as well as sales generated from a more competitive pricing strategy.

Cost of Sales.  Our cost of sales increased $5.72 million, or 27.88%, to $26.24 million for the three months ended September 30, 2011 from $20.52 million during the same period in 2010.  As a percentage of sales, the cost of sales was 78.95% during the three months ended September 30, 2011 compared to 71.87% in the same period of 2010.  This increase as a percentage of sales was primarily attributable to inflationary pressures in the general economy of China relative to the overall cost of production.

Gross Profit.  Our gross profit decreased $1.04 million, or 12.92%, to $7.00 million for the three months ended September 30, 2011 from $8.03 million for the same period in 2010.  Gross profit as a percentage of sales was 21.05% for the three months ended September 30, 2011 compared to 28.13% during the same period in 2010.

Selling Expenses.  Our selling expenses for the three months ended September 30, 2011 increased by $67,875, or 23.25%, to $359,784 from $291,909 for the same period in 2010.  As a percentage of sales, selling expenses were 1.08% for the three months ended September 30, 2011 and 1.02% for the three months ended September 30, 2010.  This increase as a percentage of sales was primarily attributable to the increase in transportation cost and salary expenses.

General and Administrative Expenses.  Our general and administrative expenses increased approximately $3.45 million, or 107.8%, to $6.66 million for the three months ended September 30, 2011 from approximately $3.2 million for the same period in 2010.  As a percentage of sales, general and administrative expenses were 20.03% for the three months ended September 30, 2011 compared to 11.22% for the same period in 2010.  This increase as a percentage of sales was primarily attributable to (i) the write off of approximately $2.19 million in PRC income tax related to unrealized gain resulting from the reverse merger transaction, (ii) increase in administrative costs resulting from the process of increasing internal production in its generating segment and (iii) the general cost of inflation in the general economy of China.

Warranty Expense.  Our warranty expense decreased to $74,555 for the three months ended September 30, 2011 from $231,843 for the same period in 2010.  As a percentage of sales, warranty expense was 0.22% for the three months ended September 30, 2011 compared to 0.81% for the same period in 2010.

Operating Income.  Our operating income decreased by approximately $4.4 million, or 102.24%, to a loss of $96,437 for the three months ended September 30, 2011 from $4.31 million for the same period in 2010.  As a percentage of sales, operating loss was -0.29% for the three months ended September 30, 2011 compared to 15.08% for the same period in 2010.  This decrease as a percentage of sales was primarily attributable to a decrease in gross profit margin and an increase in general and administrative expenses described above.

Interest Income.  Our interest income decreased to $12,528 for the three months ended September 30, 2011 from $75,320 for the same period in 2010.  This decrease was due to decrease in interest earning bank deposits.

Interest Expense.  Our interest expense increased $208,791, or 11.52%, to approximately $2.02 million for the three months ended September 30, 2011 from approximately $1.81 million for the same period in 2010.   This increase was due to an increase in loans from banks and other financial institutions in the current period.

Income Tax.  Our income tax liability for the three months ended September 30, 2011 was $291,541, which is a decrease of $251,843, or 46.35% over the prior year period.  Wuhan Blower and Wuhan Generating were subject to 12.5% PRC income tax during the three months ended September 30, 2011 and September 30, 2010.  Wuhan General did not incur any U.S. income tax liability during the three months ended September 30, 2011 and September 30, 2010.

Net Income.  Net income decreased approximately $4.35 million, or 237.62%, to being a net loss of  $2.52 million during the three months ended September 30, 2011 from approximately $1.83 million during the same period in 2010.  This decrease was primarily the result of the factors described above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Sales.  Sales increased $24.12 million, or 35.09%, to $92.88 million for the nine months ended September 30, 2011 from $68.76 million for the same period in 2010.  This increase was mainly attributable to the result of an overall increase in economic conditions as well as sales generated from a more competitive pricing strategy.

Cost of Sales.  Our cost of sales increased $18.73 million, or 36.67%, to $69.79 million for the nine months ended September 30, 2011 from $51.07 million during the same period in 2010.  As a percentage of sales, the cost of sales was 75.14% during the nine months ended September 30, 2011 compared to 74.27% in the same period of 2010.  This increase as a percentage of sales was primarily attributable to the general overall inflation on cost of production.

Gross Profit.  Our gross profit increased $5.4 million, or 30.51%, to $23.09 million for the nine months ended September 30, 2011 from $17.69 million for the same period in 2010.  Gross profit as a percentage of sales was 24.86% for the nine months ended September 30, 2011 compared to 25.73% during the same period in 2010.

Selling Expenses.  Our selling expenses for the nine months ended September 30, 2011 increased by $131,515, or 14.17%, to approximately $1.06 million from $928,412 for the same period in 2010.  As a percentage of sales, selling expenses were 1.14% for the nine months ended September 30, 2011 and 1.35% for the nine months ended September 30, 2010.  This decrease as a percentage of sales was primarily attributable to the increase in sales for the nine month period.

General and Administrative Expenses.  Our general and administrative expenses increased approximately $7.07 million, or 151.91%, to $11.73 million for the nine months ended September 30, 2011 from $4.66 million for the same period in 2010.  As a percentage of sales, general and administrative expenses were 12.63% for the nine months ended September 30, 2011 compared to 6.77% for the same period in 2010.  This increase as a percentage of sales was primarily attributable to (i) a one-time financing consultancy fee in connection with the rearrangement of the Company’s loan facilities, (ii) administrative costs resulting from the process of increasing internal production in its generating segment, (iii) the write off of approximately $2.19 million in PRC income tax related to unrealized gain resulting from the reverse merger transaction and (iv) the general cost of inflation in the general economy of China.

Warranty Expense.  Our warranty expense decreased to $270,160 for the nine months ended September 30, 2011 from $608,393 for the same period in 2010.  As a percentage of sales, warranty expense was 0.29% for the nine months ended September 30, 2011 compared to 0.88% for the same period in 2010.

Operating Income.  Our operating income decreased by $1.47 million, or 12.79%, to $10.03 million for the nine months ended September 30, 2011 from $11.5 million for the same period in 2010.  As a percentage of sales, operating income was 10.8% for the nine months ended September 30, 2011 compared to 16.72% for the same period in 2010.  This decrease as a percentage of sales was primarily attributable to cost of inflation on production and an increase in general and administrative expenses as mentioned above.

Interest Income.  Our interest income increased to $101,694 for the nine months ended September 30, 2011 from $101,187 for the same period in 2010.  This increase was due to a very slight increase in interest earning bank deposits.

Interest Expense.  Our interest expense increased $298,391, or 5.02%, to approximately $6.25 million for the nine months ended September 30, 2011 from approximately $5.95 million for the same period in 2010.  This increase was due to an increase in loans from banks and other financial institutions, but almost entirely offset by a $1.9 million financing consultancy fee in the prior year period.

Income Tax.  Our income tax liability for the nine months ended September 30, 2011 was $1.14 million compared to $1.01 million for the same period in 2010.  Wuhan Blower and Wuhan Generating were subject to a 12.5% PRC income tax rate during the nine months ended September 30, 2011 and September 30, 2010.  Wuhan General did not incur any U.S. income tax liability during the nine months ended September 30, 2011 and September 30, 2010.

Net Income.  Net income decreased approximately $5.37 million, or 121.24%, to a loss of $941,016 during the nine months ended September 30, 2011 from approximately $4.43 million during the same period in 2010.  This decrease was primarily the result of a non-cash charge of approximately $3.46 million in connection with the Company’s warrant recapitalization, and the factors mentioned above.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities.  We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions.  As of September 30, 2011, we had cash and cash equivalents of approximately $82.1 million, including restricted cash of approximately $26.18 million.

The collection of our accounts receivable and other receivables is important to solidifying our liquidity position. Although we are still experiencing payment delays, we continue to focus on the collection of accounts receivable.  Our accounts receivable ratio decreased to 102 days at September 30, 2011, compared to 198 days at September 30, 2010.  This decrease resulted primarily from our continuing efforts in debt collections, which were implemented by our credit control team.  Our working capital at September 30, 2011 was sufficient primarily due to our collection of accounts receivable.

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

Accounts receivable increased from approximately $49.49 million to $56.05 million from December 31, 2010 to September 30, 2011. The allowance for bad debt provided in accordance with the Company’s accounting policy was $353,553 at September 30, 2011. The Company applied a rate of 5% on outstanding accounts receivable, which results in an ending balance of approximately $2.96 million. Our accounts receivable are currently at an appropriate level considering the Company’s recent increase in sales.  However, we remain committed to a sustained focus on debt collection and management of our accounts receivable levels.

We have devoted increased resources to our collection efforts with respect to our outstanding accounts receivable.  We have also aligned more closely the sales commission structure with the collection on sales. The accounts receivable balance increased by approximately $6.56 million from December 31, 2010 to September 30, 2011.

At September 30, 2011, we had approximately $20.59 million in other receivables, which is an increase of $4.32 million compared to the balance at December 31, 2010.

We also had advances to suppliers of approximately $26.37 million at September 30, 2011, which decreased by $9.07 million compared to the balance at December 31, 2010.  We typically need to place a deposit in advance with our suppliers on a portion of the purchase price, and for some suppliers, we must maintain a deposit for future orders.

We had inventory turnover of 6.88 times for the nine months ended September 30, 2011.  We calculate inventory turnover as sales divided by average inventory. Inventory increased approximately $3.66 million in raw materials, $1.85 million in work in progress and $1.74 million in finished goods for the nine month period ended September 30, 2011.  The increased inventory related to the Company’s increase in sales.

Net cash used by operating activities for the nine months ended September 30, 2011 was approximately $9.09 million, as compared to approximately $5.36 million provided in the nine months ended September 30, 2010. This change was primarily due to an increase in payments to suppliers and employees and an increase in tax payments.

Net cash sourced in investing activities for the nine months ended September 30, 2011 was approximately $352,653, as compared to approximately $11.75 million used for the nine months ended September 30, 2010.  This change was mainly the result of a decrease in restricted cash and a decrease in plant and equipment expenditures.

Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $32.41 million, as compared to approximately $33.4 million for the nine months ended September 30, 2010.  This change was primarily due to the increase in bank loans and notes.

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

Bank Loans and Notes Generally

As of September 30, 2011, we had bank loans and debt from other non-bank entities totaling approximately $126.04 million (based on an exchange rate of 6.40180 RMB per 1 U.S. dollar).  Information regarding these loans and notes is set forth below in U.S. dollars.

				Interest	At	At
				Rate Per	September 30,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2011	2010
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	$-	$19,298,829
Wuhan Blower	Bank Loans	Hankou Bank	7/27/2011	5.31%	-	6,049,790
Wuhan Blower	Bank Loans	Hankou Bank	9/30/2011	5.31%	-	756,224
Wuhan Blower	Bank Loans	Hankou Bank	10/11/2011	5.31%	2,343,091	2,268,671
Wuhan Blower	Bank Loans	Hankou Bank	7/13/2012	6.56%	1,562,061	-
Wuhan Blower	Bank Loans	Wuhan Rui Sheng Feng Investment Co., Ltd.	4/8/2012	9.60%	-	2,268,671
Wuhan Blower	Bank Loans	Wuhan Zhong Jing Petty Loan Co., Ltd.	5/31/2012	20.40%	-	1,134,336
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2011	18.00%	-	1,512,447
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	10/14/2011	9.60%	3,905,152	-
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	12/1/2011	0.00%	1,562,061	-
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.36%	-	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/19/2011	5.36%	1,562,061	1,512,447
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.31%	4,686,182	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	4/27/2011	6.37%	-	9,074,685
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.20%	7,810,303	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.20%	4,686,182	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.20%	6,248,243	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/19/2011	5.35%	-	1,512,448
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/22/2011	5.35%	-	6,503,524
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/26/2011	5.35%	-	1,209,958
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	6,716,861	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/14/2012	6.89%	2,655,503	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	4,686,182	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	12/8/2011	6.10%	1,562,061	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	12/18/2011	6.10%	1,874,471	-
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,280,327	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	2,655,503	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/17/2012	5.40%	10,153,394	-

Total				Total	$67,949,638	$57,639,372

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	$-	$756,224
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	-	756,223
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	-	756,224
Wuhan Blower	Notes Payable	Hankou Bank	12/23/2011	-	15,620,607	-
Wuhan Blower	Notes Payable	Hankou Bank	1/11/2012	-	2,655,503	-
Wuhan Blower	Notes Payable	Hankou Bank	2/5/2012	-	4,686,182	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	9/30/2011	-	73,482	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	10/23/2011	-	337,520	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	11/10/2011	-	430,416	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	11/25/2011	-	696,245	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	12/20/2011	-	368,890	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	1/1/2012	-	439,649	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/2/2012	-	449,695	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/18/2012	-	225,859	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/12/2012	-	179,337	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/19/2012	-	689,949	-
Wuhan Blower	Notes Payable	Industrial Bank Co., Ltd.	12/22/2011	-	6,248,243	-
Wuhan Generating	Notes Payable	Hankou Bank	4/12/2011	-	-	1,512,447
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/8/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Hankou Bank	4/20/2011	-	-	1,512,448
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Shenzhen Development Bank	12/8/2011	-	3,124,121	-
Wuhan Generating	Notes Payable	Hankou Bank	12/23/2011	-	15,620,607	-

Total					$51,846,305	$14,368,251

Total Short Term Bank Loans and Notes					$119,795,943	$72,007,623

Long-term
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	$-	$3,176,140
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	-	2,571,161
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/17/2012	5.40%	-	9,830,908
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	5.81%	4,686,182	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	5.81%	1,562,062	1,512,448

Total Long Term Bank Loans and Notes					$6,248,244	$21,627,999

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

Under this loan facility, Wuhan Blower executed a Loan Agreement on July 13, 2011, for a short-term loan for RMB 10,000,000 (approximately $1.56 million). This short-term loan was obtained for working capital purposes.  This short-term loan matures on July 13, 2012 and has a floating interest rate, which was 6.56% per annum as of September 30, 2011. If Wuhan Blower fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate.  In addition, Wuhan Blower is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose.  Upon Hankou Bank’s request, Wuhan Blower must provide copies of financial statements and other requested information.  If Wuhan Blower breaches the terms of the short-term loan, among other rights, Hankou Bank may charge compound interest and penalty interest, accelerate the maturity date of the loan and withhold or deduct such amounts from Wuhan Blower’s other accounts with Hankou Bank.  This short-term loan is subject to an early repayment fee.

The obligations under the Loan Facility Agreement and Loan Agreements with Hankou Bank are secured by the real property of the Borrowers and guaranteed by Wuhan Blower and Wuhan Sungreen.  The Loan Facility Agreement and the Loan Agreements are governed by the laws of the People’s Republic of China.

Loan Facilities with China Minsheng Banking Corp., Limited

On July 14, 2011, Wuhan Blower entered into a Loan Agreement with China Minsheng Banking Corp., Limited for a short term loan for RMB 25,000,000 (approximately $3.91 million).  This short-term loan was obtained for working capital purposes. This short-term loan has a fixed interest rate, which was 9.60% per annum as of September 30, 2011. If Wuhan Blower fails to make timely payments on this short-term loan, the interest rate will remain as stated in calculation for the extended period with no extra penalty rate. This loan originally matured in October 2011 and was extended on the same terms until February 2012.

Loan Facilities with Agricultural Bank of China

On July 15, 2011, Wuhan Generating entered into a Loan Agreement with Agricultural Bank of China for a short term loan for RMB 17,000,000 (approximately $2.66 million).  This short-term loan was obtained for purchase of equipment purposes.  This short-term loan matures on July 14, 2012 and has a floating interest rate, which was 6.89% per annum as of September 30, 2011.  If Wuhan Generating fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate.  In addition, Wuhan Generating is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose.  There are covenants that require Wuhan Generating to maintain an asset to liability ratio over 80% during the entire term of the loan, and non-occurrence of continuous 3 years record of negative cash flow from operating activities.

Loan Facilities with Shenzhen Development Bank

On September 9, 2011, Wuhan Generating entered into a Loan Agreement with Shenzhen Development Bank for a short term loan for RMB 22,000,000 (approximately $3.44 million).  This short-term loan was obtained for working capital and equipment purchase purposes.  This short-term loan matures on three months after the release day of the loan and has a floating interest rate, which was 6.10% per annum as of September 30, 2011.  If Wuhan Generating fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate.  In addition, Wuhan Generating is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose.

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

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale. The Company considers annually whether these assets are impaired. The Company makes its determinations based on various factors that impact those assets. For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future. Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company. Equipment used for production, which undergo regular maintenance, are assessed annually. The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company. Based on its review, the Company believes that, as of September 30, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

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

Exchange Rates	September 30, 2011	December 31, 2010	September 30, 2010
Period-end RMB: US$ exchange rate	6.40180	6.61180	6.69810
Average period RMB: US$ exchange rate	6.50600	6.77875	6.81640

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

Effective January 1, 2009, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized.  For the period ended September 30, 2011, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

 Recent Accounting Pronouncements

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public- entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

In June 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220). Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

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

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon this evaluation as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses.  Therefore, our management concluded that our disclosure controls and procedures were not effective.  We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which are described under “Item 9A. Controls and Procedures. Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2011.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, the Company had no significant changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

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

We have incurred substantial debt to finance our business. As of September 30, 2011, we had approximately $126.04 million of outstanding bank loans and notes.  This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of September 30, 2011, we had an aggregate amount of $56.05 million in accounts receivable. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected.  The economic downturn has resulted in longer payment cycles and increased collection costs in excess of management’s expectations.

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

Techniques employed by manipulative short sellers in the securities of companies with principal operations in China or that have become publicly traded companies by means of a reverse merger acquisition may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometimes known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to the selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in China, or that have become publicly traded companies by means of a reverse merger acquisition, and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., and they are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification). Accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”) or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy, oftentimes blogging from outside the U.S. with little or no assets or identity requirements, should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long-term, decline in market price should the rumors created not be dismissed by market participants.

The issuance of shares of common stock upon the exercise or conversion of outstanding securities may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

           As of November 15, 2011, there were 12,964,286 shares of our common stock issuable upon conversion of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

As of November 15, 2011, Fame Good International Limited, a holding company controlled by our Chairman of the Board, Xu Jie, was the owner of approximately 61.1% of our outstanding voting securities (excluding shares of our Series A and Series B Convertible Preferred Stock which, until converted into common stock, only vote as a class on certain matters affecting such preferred stock). As a result, Mr. Xu possesses significant influence, giving him the ability, among other things, to elect each member of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control also may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer. Additionally, Mr. Xu’s interests may differ from the interests of our other stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document(1)

101.SCH*	XBRL Taxonomy Extension Schema Document(1)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(1)

* Filed herewith

(1)
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

Date:  November 21, 2011

WUHAN GENERAL GROUP (CHINA), INC.

By:	/s/ Qi Ruilong
	Name:	Qi Ruilong
	Title:	President and Chief Executive Officer
(principal executive officer and duly authorized officer)

By:	/s/ Philip Lo
	Name:	Philip Lo
	Title:	Chief Financial Officer and Treasurer
(principal financial officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document(1)

101.SCH*	XBRL Taxonomy Extension Schema Document(1)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(1)

* Filed herewith

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.