Form 10-K
period 2011-12-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2012-04-06
CIK 842694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $7,901,774 based on the closing sale price as quoted on the NASDAQ Capital Market.

As of April 5, 2012, the registrant had a total of 32,505,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Prior to the share exchange transaction, we had 1,800,000 shares of common stock outstanding. Following the closing of the share exchange transaction, we had 19,712,446 shares of common stock outstanding. As of April 5, 2011, we had 32,505,000 shares of common stock outstanding.

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

Recent Developments

Effective December 29, 2010, we decided to sell the assets and business of Wuhan Sungreen. Accordingly, the results of Wuhan Sungreen’s operations have been excluded from continuing operations and reported as discontinued operations for the year ended December 31, 2010. Wuhan Sungreen is continuing its operations pending further action. As of December 31, 2010, we estimate that the fair market value of Wuhan Sungreen’s assets is approximately $18 to 24 million. We anticipate that all of the Wuhan Sungreen assets will be sold prior to January 1, 2013, and that any proceeds from the sale of such assets will be used to meet the working capital needs of Wuhan Blower and Wuhan Generating and/or to purchase new equipment for Wuhan Blower and Wuhan Generating.

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

In July 2007, we entered into a contract for approximately $26.37 million with Jiangsu Huangli Paper Industry Co., Ltd. (“Jiangsu Huangli”) to build a thermal electric power plant with four boiler furnaces and two turbine generator groups in Jiangyin, Jiangsu. The construction of the power plant was completed in 2010 and facility inspections and verifications are currently being undertaken. We expect that the facility inspections will be completed in the second quarter of 2012.

Our Market

The market for blowers, steam turbines and water turbines in China is directly driven by the growth in the country’s overall demand for electricity and the now mandated requirement for electrical generating equipment that is both more fuel efficient and less polluting. According to the Energy Information Administration, China currently has the second greatest amount of installed electrical capacity of any nation, trailing only the United States. China’s total installed electricity generating capacity in 2011 was approximately 4,600 gigawatts according to the China Bureau of Statistics. According to the People’s Daily Online, the Chinese government made the increase in installed capacity a major part of the 10th (2005) and 11th (2010) Five Year Plans. According to RNCOS, an industry research firm, China will consume around 16% of the world’s energy by 2020.

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

Our Customers

In our blower manufacturing business, we currently have a base of over 420 customers. Our turbine manufacturing business has approximately 65 customers. Our industrial parts and machinery equipment business has approximately 75 customers, not including Wuhan Blower and Wuhan Generating.

Raw Materials and Supplies

The principal raw materials used in the manufacture of our products are rolled steel and iron. We believe these materials are widely available from multiple sources, though we primarily obtain them from three suppliers: Wuhan Iron and Steel Group, Wuhan Pingwu Material Co. and Wuhan new DaLai materials Co., LTD

Research and Development

We believe that our research and development (“R&D”) facilities are among the most advanced in the industry. Our R&D department operates out of a facility at our Wuhan campus. Our relationships with the Science and Technology University of Central China, Jiaotong University and the Acoustic Institute of China Science Academy allow us to stay abreast of the latest developments in the fields of fluid dynamics, material sciences and acoustics. We have a sophisticated acoustics lab in our facility, which we share with our university partners and which the China Fan Performance Test Center uses for some of its work. During 2011, R&D expense was approximately 1% of sales and we expect R&D expense to be approximately 1.2% of 2012 sales in order to increase our marketing competitiveness. We try to offset these costs by decreasing production costs of our products.

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

Our Employees

As of March 31, 2012, we employed approximately 810 full-time employees.

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

We have incurred substantial debt to finance our growth. As of December 31, 2011, we had approximately $120.02 million of outstanding bank loans and notes. This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of December 31, 2011, we had an aggregate amount of $56.57 million in accounts receivable. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected. The recent economic downturn has resulted in longer payment cycles and increased collection costs in excess of management’s expectations.

Our management has identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In conjunction with the preparation of this Form 10-K for the year ended December 31, 2011, our management carried out an evaluation of the effectiveness of the design and operation of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2011. Based upon this evaluation, our CEO and CFO concluded that our internal control over financial reporting and disclosure controls and procedures contained significant deficiencies and material weaknesses and therefore were not effective. For more detailed information regarding our internal control over financial reporting and our disclosure controls and procedures, see Part II, Item 9A Controls and Procedures. If the remedial policies and procedures we implement are insufficient to address the identified material weaknesses, or if additional significant deficiencies or material weaknesses in our internal control over financial reporting or disclosure controls and procedures are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure also could adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting.

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

On January 1, 2008, the Law of the People’s Republic of China on Enterprise Income Tax, or the EIT Law, became effective. In accordance with the EIT Law, the corporate income tax rate was set at 25% for all enterprises. However, certain industries and projects, such as enterprises with foreign investors, may enjoy favorable tax treatment pursuant to the EIT Law and its implementing rules. For 2011, Wuhan Blower and Wuhan Generating were subject to a 12.5% income tax rate. We expect that our operating subsidiaries will be subject to the same rates in 2012.

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

As of April 5, 2012, there were 12,964,286 shares of our common stock issuable upon conversion of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

We have sales offices in the following cities:

•	Xi’an;
•	Guangzhou;
•	Shanghai;
•	Beijing;
•	Chongqing; and
•	Nanjing.

Item 3.	Legal Proceedings.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low closing prices for our common stock on the NASDAQ Capital Market for each full quarterly period for the last two completed fiscal years.

	Low	High
First Quarter 2010	$1.90	$2.40
Second Quarter 2010	$1.06	$1.86
Third Quarter 2010	$1.07	$1.39
Fourth Quarter 2010	$1.10	$1.48
First Quarter 2011	$1.00	$1.37
Second Quarter 2011	$0.40	$1.03
Third Quarter 2011	$0.32	$0.57
Fourth Quarter 2011	$0.28	$0.50

Holders

As of April 5, 2012, there were approximately 145 holders of record of our common stock which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

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

Equity Compensation Plan Information

We maintain the 2007 Stock Option Plan (the “Plan”) pursuant to which we may grant options to purchase shares of common stock to eligible persons. The following table sets forth summary information regarding options granted and outstanding under equity compensation plans approved and not approved by the Company’s stockholders. The following table provides information about option awards under the Plan as of December 31, 2011.

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the years ended December 31, 2011 and 2010.

Unless otherwise indicated, information presented in this Annual Report on Form 10-K relates only to the Company’s continuing operations, which include the businesses conducted by Wuhan Blower and Wuhan Generating. See Note 21 to the financial statements for information related to the business we have classified as discontinued operations, which include the business conducted by Wuhan Sungreen.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Sales. Sales increased $17.19 million, or 15.58%, to $127.50 million in 2011 from $110.31 million in 2010. The increase in sales was attributable to the General and Blow economic recovery in 2011 as compared to 2010.

Cost of Sales. Our cost of sales increased $13.73 million, or 16.35%, to $97.68 million in 2011 from $83.95 million in 2010. This increase was primarily attributable to our increase in sales. As a percentage of sales, the cost of sales was 76.61% for 2011 compared to 76.10% for 2010. This increase was due to inflation of the overall cost of production.

Gross Profit. Our gross profit increased $3.46 million, or 13.14%, to $29.83 million in 2011 from $26.36 million in 2010. Gross profit as a percentage of sales was 23.39% in 2011 compared to 23.90% in 2010.

Selling Expenses. Our selling expenses in 2011 decreased $118,204 or 7.76%, to approximately $1.40 million from approximately $1.52 million in 2010. As a percentage of sales, selling expenses were 1.10% in 2011 compared to 1.38% in 2010. This decrease as a percentage of sales was primarily attributable to a decrease in the payment of sales commissions in 2011 as a result of slower collection rates with respect to our accounts receivable and lower gross margins.

General and Administrative Expenses. Our general and administrative expenses increased approximately $6.65 million, or 56.50%, to $18.41 million in 2011 from approximately $11.76 million in 2010. As a percentage of sales, general and administrative expenses were 14.44 % in 2011 compared to 10.66% in 2010. This increase as a percentage of sales was primarily attributable to (i) consultancy fee incurred in connection with the Bank Loan Agreement and VAT; (ii) additional write offs of bad debt; and (iii) discounting cost for the notes.

Warranty Expense. Our warranty expense increased to $558,278 in 2011 from $541,533 in 2010. As a percentage of sales, warranty expense was 0.44% in 2011, compared to 0.49% in 2010.

Operating Income. Our operating income decreased $3.08 million, or 24.58%, to $9.45 million in 2011 from $12.54 million in 2010. As a percentage of sales, operating income was 7.42% in 2011 compared to 11.36% in 2010. This decrease as a percentage of sales was primarily attributable to our increased general & administrative expenses mentioned above.

Interest Income. Our interest income increased to $250,912 in 2011 from $178,053 in 2010. This increase was primarily due to our increase in bank deposits during 2011.

Other Income (Expenses). Our other income decreased to $152,787 in 2011 from $511,223 in 2010. As a percentage of sales, other income was 0.12% in 2011 compared to 0.46% in 2010. Our other expenses decreased to $50,054 in 2011 from $78,397 in 2010. As a percentage of sales, other expenses was 0.04% in 2011 compared to 0.07% in 2010.

Interest Expense. Our interest expense increased to approximately $7.68 million in 2011 from approximately $5.31 million in 2010. This increase was due to the significant increase in bridge loans and national interest rise, as well as a significant increase in bank loans. As a percentage of sales, interest expense was 6.02% in 2011 and 4.82% in 2010.

Income Taxes. The Company’s income tax liability was approximately $1.61 million in 2011 compared to $1.30 million in 2010. This increase was due to an increase in taxable income in PRC. For the years ended December 31, 2011 and 2010, Wuhan Blower and Wuhan Generating were subject to a 12.5 % tax rate.

Net Income. Our net income decreased $7,066,283, or 220.38%, to $3.86 million net loss in 2011 from $3.21 million in 2010, as a result of the factors described above and a non-cash charge of $3.46 million in 2010 compared to $3.10 million in 2010.

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

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities. We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions. As of December 31, 2011, we had cash and cash equivalents of $71.48 million, including restricted cash of $13.95 million. Our cash at December 31, 2011 included $22.31 million that we received from our new loan facility from Agricultural Bank of China, Wuhan Branch (“Agricultural Bank”). To date, we have funded our ongoing construction projects.

As discussed above, in 2011, our sales increased 15.58% compared to 2010. The collection of our accounts receivable and other receivables is important to solidifying our liquidity position. Although we are still experiencing some payment delays, we continue to focus on the collection of accounts receivable. Our accounts receivable ratio decreased to 150 days at December 31, 2011, compared to 169 days at December 31, 2010. Our working capital for the year ended December 31, 2011 was sufficient primarily due to our continuing efforts to collect on our accounts receivable and the additional funding we obtained from the Agricultural Bank loan facility.

The majority of our customers pay us in installments at various stages of project completion. The percentage of the purchase price due at the various stages varies somewhat between contracts. In our standard sales contract, our customers are required to pay us 50% of the purchase price of a piece of equipment at the time of delivery. Alternatively, some sales contracts provide for 10% due upon signing and 40% due upon delivery. Our customers are generally required to pay us an additional 40% of the purchase price when the equipment has been installed and has performed properly for 72 hours. However, since our equipment is generally a component of a larger project, there are times that customers do not allow us to install the equipment immediately upon delivery. Our standard sales contract generally requires payment of the remaining 10% no later than 18 months following the installation. Due to the global economic crisis, some customers have not strictly adhered to the contractual payment terms. This increased our accounts receivable, which is discussed in detail below. Although the payment terms in our standard sales contract result in a long payment cycle, we believe our payment terms are typical in our industry in China. Nonetheless, we are seeking more aggressive payment schedules on new sales contracts in order to improve our liquidity position.

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

Accounts receivable increased from $49.49 million to $56.57 million from December 31, 2010 to December 31, 2011. The allowance for bad debt provided in accordance with the Company’s accounting policy was $4.47 million at December 31, 2011. The Company applied a rate of 5% on outstanding accounts receivable, which results in an ending balance of $2.98 million. Because the number of days that sales were outstanding decreased in 2011 when compared to 2010, the Company made an assessment of its outstanding receivables and provided a specific write off during the year in the amount of $4.10 million to reflect actual unrecoverable amounts. Although the Company’s results of operations were adversely impacted by the global economic slowdown in the first half of 2010, the Company experienced a recovery in 2011 and it believes that its customers will continue to make payments on their outstanding balances.

We have employed additional resources in collecting on outstanding accounts receivable and have aligned more closely sales commissions with the collection on sales. The accounts receivable balance increased by $7.10 million, since sales increased $17.19 million, or 15.58%, to $127.50 million in 2011 from $110.31 million in 2010. We will continue to pursue collection strategy to improve our operating cash flow.

At December 31, 2011, we had $18.49 million in other receivables, which is an increase of approximately $16.27 million compared to the balance at December 31, 2010.

We also had advances to suppliers of $25.18 million at December 31, 2011, which decreased by $35.43 million compared to the balance at December 31, 2010. The decrease was mainly due to the fact that we do not need to place a deposit in advance for some suppliers as we have long standing relationships with them and they give us the maximum discount.

We had inventory turnover of 8.43 times for the year ended December 31, 2011. We calculate inventory turnover as sales divided by average inventory. Inventory increased $4.19 million in raw materials, $892,531 in work in progress and decreased $1.65 million in finished goods for the year ended December 31, 2011. The raw materials increase resulted from the Company’s increase in sales.

Net cash used by operating activities for 2011 was approximately $8.57 million, as compared to approximately $8.57 million sourced in 2010. This change was primarily due to collections from customers with a shortened collection period, but partially offset by an increase in interest and tax payments.

Net cash sourced in investing activities in 2011 was approximately $6.89 million, as compared to approximately $31.69 million used in 2010. This change was mainly a result of an decrease in restricted cash and deposit.

Net cash sourced by financing activities in 2011 was approximately $26.38 million, as compared to approximately $46.15 million sourced in 2010. This change was primarily due to the decrease in bank loans and notes.

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

Bank Loans and Notes Generally

As of December 31, 2011, we had bank loans and debt from other non-bank entities totaling approximately $120.02 million (based on an exchange rate of 6.3647 RMB per 1 U.S. dollar). Information regarding these loans and notes is set forth below in U.S. dollars.

Continuing Operations

				Interest	At	At
				Rate Per	December 31,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2011	2010
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	7/13/2012	5.47%	$1,571,166	$-
Wuhan Blower	Bank Loans	Hankou Bank	10/14/2012	5.47%	1,571,166	-
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	-	19,298,829
Wuhan Blower	Bank Loans	Hankou Bank	7/27/2011	5.31%	-	6,049,790
Wuhan Blower	Bank Loans	Hankou Bank	9/30/2011	5.31%	-	756,224
Wuhan Blower	Bank Loans	Hankou Bank	10/11/2011	5.31%	-	2,268,671
Wuhan Blower	Bank Loans	Gansu Trust Co., Ltd.	12/15/2012	8.53%	10,998,162	-
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	1/8/2012	9.60%	3,927,915	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2012	18.00%	1,571,166	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2011	18.00%	-	1,512,447
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	12/1/2012	0.00%	3,739,375	-
Wuhan Blower	Bank Loans	Wuhan Rui Sheng Feng Investment Co., Ltd.	4/8/2011	9.60%	-	2,268,671
Wuhan Blower	Bank Loans	Wuhan Zhong Jing Petty Loan Co., Ltd.	5/31/2011	20.40%	-	1,134,336
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	12,883,561	-
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,299,449	-
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.36%		4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/19/2011	5.36%		1,512,447
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.56%	4,713,498	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	4/27/2011	6.37%		9,074,685
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.30%	7,855,830	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.30%	4,713,498	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.30%	6,284,664	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/19/2011	5.35%		1,512,448
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/22/2011	5.35%		6,503,524
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/26/2011	5.35%		1,209,958
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	6,756,014	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/14/2012	6.89%	2,670,982	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	4,713,498	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	3/12/2012	6.10%	3,142,331	-

Total				Total	$80,412,274	$57,639,372

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	1/11/2012	-	$2,670,982	$-
Wuhan Blower	Notes Payable	Hankou Bank	2/5/2012	-	4,713,498	-
Wuhan Blower	Notes Payable	Hankou Bank	4/17/2012	-	4,713,498	-
Wuhan Blower	Notes Payable	Hankou Bank	6/8/2012	-	11,312,395	-
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	-	756,224
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	-	756,223
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	-	756,224
Wuhan Blower	Notes Payable	Shenzhen Development Bank	1/1/2012	-	442,211	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/2/2012	-	452,316	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/19/2012	-	693,970	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/12/2012	-	180,383	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/10/2012	-	384,815	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/12/2012	-	535,451	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/18/2012	-	227,176	-
Wuhan Generating	Notes Payable	Hankou Bank	6/19/2012	-	7,227,364	-
Wuhan Generating	Notes Payable	Hankou Bank	4/12/2011	-	-	1,512,447
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/8/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Hankou Bank	4/20/2011	-	-	1,512,448
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	-	3,024,895

Total					$33,554,059	$14,368,251

Total Short Term Bank Loans and Notes					$113,966,333	$72,007,623

Long-term
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	$-	$3,176,140
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	-	12,402,069
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	6.65%	4,556,380	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	6.65%	1,492,609	1,512,448

Total Long Term Bank Loans and Notes					$6,048,989	$21,627,999

We plan to either repay this debt as it matures or refinance this debt with other debt.

Banking facilities extended by the Hankou Bank were secured by the Company’s and Wuhan Sungreen’s mortgage of real property and Hubei Di Long Industrial Group’s mortgage of real property in 2011.

The loan from Gansu Trust Co., Ltd. was guaranteed by Hubei Di Long Industrial Group’s mortgage of real property in 2011.

The loan from China Minsheng Banking Corp., Ltd. is not secured with collateral.

The loan from Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd. was secure by Jie Xu, machines and equipment of Wuhan Sungreen and Wuhan Generating.

Wuhan Generating’s loan from Agricultural Bank of China is guaranteed by Hubei Libang Investment and Guaranty Co., Ltd, and Hubei Huaguang International Trade Co., Ltd.

Wuhan Generating’s loan from Industrial Bank Co., Ltd. is secured by the Company’s equipment and guaranteed by Jie Xu, Hongsheng Xu, Wuhan Blower, and Wuhan Sungreen.

Wuhan Generating’s loan from Shenzhen Development Bank is guaranteed by Jie Xu, Hongsheng Xu (son of Jie Xu), and Wuhan Blower.

Certain notes payable, as indicated above, do not have a stated rate of interest. These notes are payable on demand to the Company’s creditors. The creditors have given extended credit terms secured by pledge of the Company’s restricted cash.

As of December 31, 2011, there were no bank loans or notes associated with the discontinued operations.

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

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale. The Company considers annually whether these assets are impaired. The Company makes its determinations based on various factors that impact those assets. For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future. Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company. Equipment used for production, which undergo regular maintenance, are assessed annually. The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company. Based on its review, the Company believes that, as of December 31, 2011 and 2010, there were no significant impairments of its long-lived assets.

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

Exchange Rates	December 31, 2011	December 31, 2010
Year-end RMB: US$ exchange rate	6.3647	6.61180
Average 12 month RMB: US$ exchange rate	6.4735	6.77875

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

Effective January 1, 2009, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized. For the year ended December 31, 2011, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

 Recent Accounting Pronouncements

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011 01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public- entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

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

Item 8.            Financial Statements and Supplementary Data.

The financial statements required by Item 8 are included on pages F-1 to F- 37 immediately following the signature page. As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide supplementary financial data.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon this evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. Therefore, our management concluded that our disclosure controls and procedures were not effective. We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which is described below.

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

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, we concluded that we had material weaknesses in our internal control over financial reporting as of December 31, 2011. The following is a description of each deficiency or weakness with respect to our internal control over financial reporting identified in connection with the management evaluation and the remediation initiatives that we have implemented or intend to implement in the near future.

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

Because material weaknesses exist, management concluded that the Company’s internal control over financial reporting as of December 31, 2011 was not effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, the Company had no significant changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.         Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

Item 11.         Executive Compensation.

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

Item 14.         Principal Accountant Fees and Services.

The information required by this Item will be set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders in the section entitled “Auditor Fees” and is incorporated by reference.

Part IV

Item 15.         Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.         Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Registered Independent Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5 - F-6

Consolidated Statements of Cash Flows	F-7 - F-8

Notes to the Financial Statements	F-9 - F-37

2.           Financial Statement Schedules

           None.

3.           Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3i.1 to our Form 8-K filed on November 1, 2006)

3.2	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form 8-K filed on March 9, 2007)

3.3	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form 8-K filed on September 11, 2008)

3.4	Amended and Restated Bylaws (as amended through March 8, 2007) (incorporated herein by reference to Exhibit 3.2 to our Form 8-K filed on March 9, 2007)

4.1	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the Company, dated February 7, 2007, including the Certificate of Correction filed on February 12, 2007 (incorporated herein by reference to Exhibit 4.1 to our Form 8-K filed on February 13, 2007)

4.2	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of the Company, dated September 4, 2008 (incorporated herein by reference to Exhibit 4.1 to our Form 8-K filed on September 11, 2008)

4.3	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.2 to our Form 8-K filed on February 13, 2007)

10.1†	Employment Agreement between the Company and Carol Pan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on Feb 2, 2012)

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to our Form 8-K filed on March 14, 2008)

21.1	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document(1)
101.SCH*	XBRL Taxonomy Extension Schema Document(1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(1)

__________________

†         Management contract, compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WUHAN GENERAL GROUP (CHINA), INC.

Date: April 6, 2012	By:	/s/ Qi Ruilong
Name: Qi Ruilong
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Qi Ruilong	President, Chief Executive	April 6, 2012
Qi Ruilong	Officer and Director (principal executive officer)

/s/ Carol Pan	Principle Accounting Officer	April 6, 2012
Carol Pan	(principal financial and
accounting officer)

/s/ Xu Jie	Chairman of the Board of	April 6, 2012
Xu Jie	Directors

/s/ Huang Zhaoqi	Director	April 6, 2012
Huang Zhaoqi

/s/ Brian Lin	Director	April 6, 2012
Brian Lin

/s/ Shi Yu	Director	April 6, 2012
Shi Yu

/s/ Zheng Qingsong	Director	April 6, 2012
Zheng Qingsong

Wuhan General Group (China), Inc.

Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

Wuhan General Group (China), Inc.

Contents	Pages

Report of Registered Independent Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5 - F-6

Consolidated Statements of Cash Flows	F-7 - F-8

Notes to the Financial Statements	F-9 - F-37

Board of Directors and Stockholders

Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Wuhan General Group (China), Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wuhan General Group (China), Inc. as of December 31, 2011 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
March 26, 2012	Certified Public Accountants

Wuhan General Group (China), Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(Stated in US Dollars)

		At	At
	Note	December 31,	December 31,
		2011	2010
ASSETS
Current Assets
Cash	2(e)	$57,522,050	$26,856,317
Restricted Cash	3	13,953,294	30,599,958
Notes Receivable	4	-	251,066
Accounts Receivable	2(f),5	56,567,722	49,485,978
Other Receivable		18,487,992	16,269,293
Related Party Receivable	23	7,041,613	-
Inventory	2(g),6	13,300,792	9,867,301
Advances to Suppliers		25,184,728	35,433,751
Advances to Employees	7	30,158	322,205
Prepaid Expenses		7,041	517
Prepaid Taxes		41,210	1,351
Deferred Tax Asset		1,238,831	1,192,532
Current assets held for sale	2(bb), 21	2,223,395	1,756,460
Total Current Assets		195,598,826	172,036,729

Non-Current Assets
Real Property Available for Sale		-	1,140,718
Property, Plant & Equipment, net	2(h),8	29,591,719	30,617,120
Land Use Rights, net	2(j),9	1,976,326	1,945,678
Construction in Progress	10	15,031,490	12,371,309
Deposits		5,555,926	-
Intangible Assets, net	2(i),11	145,041	179,837
Long-term assets held for sale	2(bb), 21	24,672,213	24,215,927
Total Assets		$272,571,541	$242,507,318

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Bank Loans & Notes	12	$113,966,333	$72,007,623
Accounts Payable		5,478,580	9,619,808
Taxes Payable		10,841,233	10,459,789
Other Payable		5,035,021	4,123,669
Dividend Payable		1,454,257	727,129
Accrued Liabilities	13	3,593,025	2,885,931
Customer Deposits		7,177,771	8,005,336
Current liabilities associated with assets held for sale	2(bb), 21	1,401,330	726,232
Total Current Liabilities		148,947,550	108,555,517

Long Term Liabilities
Bank Loans and Notes	12	6,048,989	21,627,999
Total Liabilities		$154,996,539	$130,183,516

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(Stated in US Dollars)

		At	At
	Note	December 31,	December 31,
		2011	2010
STOCKHOLDERS' EQUITY

Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at December 31, 2011 and 2010	14	$624	$624
Additional Paid in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid in Capital – Warrants		63,171	1,554,635
Additional Paid in Capital - Beneficial Conversion Feature		6,371,547	6,371,547
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at December 31, 2011 and 2010	14	635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital – Warrants		-	1,244,366
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 32,505,000 and 28,327,607 Shares Issued & Outstanding at December 31, 2011 and 2010, respectively	14	3,251	2,833
Additional Paid in Capital		42,090,417	35,895,190
Statutory Reserve	2(u),15	4,563,592	4,563,592
Retained Earnings		21,369,395	25,956,458
Accumulated Other Comprehensive Income	2(v)	18,281,105	11,902,657
Total Stockholders' Equity		117,575,002	112,323,802

Total Liabilities & Stockholders' Equity		$272,571,541	$242,507,318

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Income

For the years ended December 31, 2011 and 2010

(Stated in US Dollars)

	Note	December 31,	December 31,
		2011	2010
Sales	2(l)	$127,502,723	$110,312,439
Cost of Sales	2(m)	97,676,431	83,949,091
Gross Profit		29,826,292	26,363,348

Operating Expenses
Selling	2(n)	1,404,870	1,523,074
General & Administrative	2(p)	18,408,231	11,762,549
Warranty	2(w),13	558,278	541,533
Total Operating Expenses		20,371,379	13,827,156

Operating Income		9,454,913	12,536,192

Other Income (Expenses)
Other Income		152,787	511,223
Interest Income		250,912	178,053
Other Expenses		(50,054)	(78,397)
Interest Expense		(7,680,872)	(5,314,683)
Expense for warrant recapitalization		(3,455,260)	(3,103,919)
Total Other Income (Loss) & Expenses		(10,782,487)	(7,807,723)

Earnings from Continuing Operations before Taxes		(1,327,574)	4,728,469
Income Taxes	2(t), 16	1,606,043	1,301,566
Income from Continuing Operations		(2,933,617)	3,426,903
Income (Loss) from Discontinued Operations, net of taxes		(926,318)	(220,555)

Net Income		$(3,859,935)	$3,206,348
Preferred Dividends Declared		727,128	727,129
Income Available to Common Stockholders		$(4,587,063)	$2,479,219
Earnings Per Share	17
Basic-Net Income/(Loss)		$(0.14)	$0.10
- Income from Continuing Operations		(0.11)	0.11
- Loss from Discontinued Operations		(0.03)	(0.01)
Diluted- Net Income/(Loss)		(0.14)	0.10
- Income from Continuing Operations		(0.11)	0.11
- Loss from Discontinued Operations		$(0.03)	$(0.01)
Weighted Average Shares Outstanding
Basic		32,264,657	25,531,305
Diluted		32,264,657	31,885,383

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Stockholders’ Equity

As of December 31, 2011 and 2010

(Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compre
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2011	6,241,453	$624	$8,170,415	$1,554,635	$6,371,547	6,354,078	$635	$12,637,158	$1,244,366	$4,023,692	28,327,607	$2,833	$35,895,190	$4,563,592	$25,956,458	$11,902,657	$112,323,802
Stock Option Compensation	-	-	-	-	-	-	-	-	-	-	-	-	4,555	-	-	-	4,555
Recapitalization of Warrants	-	-	-	(1,491,464)	-	-	-	-	(1,244,366)	-	-	-	2,735,830	-	-	-	-
Expense related to recapitalization of warrants	-	-	-	-	-	-	-	-	-	-	4,177,393	418	3,454,842	-	-	-	3,455,260
Net Income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,859,935)	-	(3,859,935)
Preferred Dividends Declared	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(727,128)	-	(727,128)
Appropriations of Retained Earnings	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,378,448	6,378,450
Balance, December 31, 2011	6,241,453	$624	$8,170,415	$63,171	$6,371,547	6,354,078	$635	$12,637,158	-	$4,023,692	32,505,000	$3,251	$42,090,417	$4,563,592	$21,369,395	$18,281,105	$117,575,002

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Stockholders’ Equity

As of December 31, 2011 and 2010

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

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2011 and 2010

(Stated in US Dollars)

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2011	2010
Cash Flow from Operating Activities
Cash Received from Customers	$110,616,623	$106,198,578
Cash Paid to Suppliers & Employees	(108,008,073)	(92,974,336)
Interest Received	251,120	178,060
Interest Paid	(7,680,872)	(5,314,683)
Taxes Paid	(4,130,333)	(563,826)
Miscellaneous Receipts	153,043	513,604
Cash Provided by operating activities – continuing operations	(8,798,492)	8,037,397
Cash Provided by operating activities – discontinued operations	232,067	531,029
Cash Sourced/(Used) in Operating Activities	(8,566,425)	8,568,426

Cash Flows from Investing Activities
Cash Released/(Invested in) Restricted Time Deposits	16,646,665	(22,839,987)
Proceeds from withdraw of Short Term Investment Fund	1,140,718	-
Payments for Purchases and Construction of Plant & Equipment	(5,158,888)	(8,285,290)
Payments for Deposits	(5,510,403)	(15,124)
Cash Used in investing activities – continuing operations	7,118,092	(31,140,401)
Cash Used in investing activities – discontinued operations	(231,278)	(546,066)
Cash Sourced/(Used) in Investing Activities	6,886,814	(31,686,467)

Cash Flows from Financing Activities
Net proceeds from Bank Loans and Notes	26,379,700	47,221,808
Dividends Paid	-	(727,129)
Cash provided by financing activities – continuing operations	26,379,700	46,494,679
Cash provided by financing activities – discontinued operations	-	(344,439)
Cash Sourced/(Used) in Financing Activities	26,379,700	46,150,240

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – continuing operations	24,699,300	23,391,675
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – discontinued operations	789	(359,476)
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	24,700,089	23,032,199

Effect of Currency Translation – continuing operations	5,966,433	3,093,750
Effect of Currency Translation – discontinued operations	(115,560)	459,246
	5,850,873	3,552,995

Cash & Cash Equivalents at Beginning of Period - continuing operations	26,856,317	370,892
Cash & Cash Equivalents at Beginning of Period - discontinued operations	136,272	36,502
	26,992,589	407,394

Cash & Cash Equivalents at End of Period - continuing operations	57,522,050	26,856,317
Cash & Cash Equivalents at End of Period - discontinued operations	21,501	136,272
Cash & Cash Equivalents at End of Period	$57,543,551	$26,992,589

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Reconciliation of Net Income to Cash Flow Sourced / (Used) in Operating Activities

For the years ended December 31, 2011 and 2010

(Stated in US Dollars)

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2011	2010
Net Income	$(3,859,935)	$3,206,348

Adjustments to Reconcile Net Income to
Net Cash Provided by / <Used in> Operating Activities :

Stock Penalties	-	-
Stock Compensation	-	38,382
Expense for warrant recapitalization	3,459,815	3,103,919
Amortization	459,208	400,043
Depreciation	3,326,094	2,623,082
Decrease/(Increase) in Notes Receivable	237,994	(237,670)
Decrease/(Increase) in Accounts Receivable	(7,087,023)	4,257,483
Decrease/(Increase) in Other Receivable	(2,474,199)	(11,606,602)
Decrease/(Increase) in Related Party Receivable	(7,113,375)	-
Decrease/(Increase) in Inventory	(3,814,861)	4,691,087
Decrease/(Increase) in Advances to Suppliers	10,120,166	(10,825,245)
Decrease/(Increase) in Advances to Employees	292,047	20,624
Decrease/(Increase) in Prepaid Expenses	(15,288)	926,062
Decrease/(Increase) in Prepaid Taxes	(39,859)	544,699
Decrease/(Increase) in Deferred Tax Asset	236,600	(726,399)
Increase/(Decrease) in Accounts Payable	(4,062,549)	1,694,460
Increase/(Decrease) in Taxes Payable	420,312	7,331,147
Increase/(Decrease) in Other Payable	1,507,933	393,355
Increase/(Decrease) in Accrued Liabilities	707,094	(638,457)
Increase/(Decrease) in Customer Deposits	(866,599)	3,372,108

Total of all adjustments	(4,706,490)	5,362,078

Net Cash Provided by Operating Activities	$(8,566,425)	$8,568,426

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

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

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

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

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

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

As of December 31, 2011 and 2010

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

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

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

	December 31,	December 31,	December 31,
Exchange Rates	2011	2010	2009
Period end RMB : US$ exchange rate	6.3647	6.6118	6.8372
Average period RMB : US$ exchange rate	6.4735	6.7788	6.8409

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

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

Effective January 1, 2009, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized. For the period ended December 31, 2011, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

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

As of December 31, 2011 and 2010

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

4.	NOTES RECEIVABLE

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$-	$28,196
Less: Allowance for Bad Debts	-	-
	$-	$-

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$251,066	$15,124
Less: Allowance for Bad Debts	-	-
	$251,066	$15,124

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

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

5.	ACCOUNTS RECEIVABLE

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations

Total Accounts Receivable-Trade	$59,544,970	$235,978
Less: Allowance for Bad Debt	(2,977,248)	(11,960)
	$56,567,722	$224,018

Allowance for Bad Debts
Beginning Balance	$(2,604,525)	$(11,513)
Allowance Provided	(4,474,152)	(447)
Reversal	-	-
Less: Bad Debt Written Off	4,101,429	-
Ending Balance	$(2,977,248)	(11,960)

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations
Total Accounts Receivable-Trade	$52,090,503	$230,253
Less: Allowance for Bad Debt	(2,604,525)	(11,513)
	$49,485,978	$218,740

Allowance for Bad Debts
Beginning Balance	$(2,831,131)	$(8,985)
Allowance Provided	(4,423,656)	(2,528)
Reversal	-	-
Less: Bad Debt Written Off	4,650,262	-
Ending Balance	$(2,604,525)	$(11,513)

6.	INVENTORY

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations

Raw Materials	$9,663,871	$131,081
Work in Progress	1,409,831	420,139
Finished Goods	2,227,090	902,232
	$13,300.792	$1,453,452

As of December 31, 2010	Continuing	Discontinued
	Operations	Operations

Raw Materials	$5,469,632	$348,202
Work in Progress	517,300	361,423
Finished Goods	3,880,369	362,457
	$9,867,301	$1,072,082

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $30,158 and $322,205 as of December 31, 2011 and 2010, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople. In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

As of December 31, 2011				Total	Total
	Wuhan	Wuhan	Other	Continuing	Discontinued
Category of Asset	Blower	Generating	Subsidiaries	Operations	Operations
Buildings	$14,626,746	$9,370,675	$-	$23,997,421	$-
Machinery & Equipment	2,101,219	13,512,971	-	15,614,190	1,829,258
Furniture & Fixtures	415,778	32,698	1,433	449,909	34,837
Auto	1,193,582	359,452	-	1,553,034	15,513
Other	80,181	-	-	80,181	-
	18,417,506	23,275,796	1,433	41,694,735	1,879,608
Less: Accumulated Depreciation
Buildings	3,710,590	887,133	-	4,597,723	-
Machinery & Equipment	1,250,561	5,007,564	-	6,258,125	503,206
Furniture & Fixtures	357,712	14,795	215	372,722	6,175
Auto	674,136	148,910	-	823,046	5,911
Other	51,400	-	-	51,400	-
	6,044,399	6,058,402	215	12,103,016	515,292
Property, Plant, & Equipment, Net	$12,373,107	$17,217,394	$1,218	$29,591,719	$1,364,316

As of December 31, 2010			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Buildings	$14,071,788	$8,989,251	$23,061,039	$-
Machinery & Equipment	2,023,674	12,907,608	14,931,282	2,090,150
Furniture & Fixtures	391,080	29,107	420,187	8,715
Auto	766,557	252,710	1,019,267	15,088
Other	77,185	-	77,185	-
	17,330,284	22,178,676	39,508,960	2,113,954
Less: Accumulated Depreciation
Buildings	(2,774,599)	(455,532)	(3,230,131)	-
Machinery & Equipment	(1,024,876)	(3,612,816)	(4,637,692)	(393,816)
Furniture & Fixtures	(320,101)	(9,396)	(329,497)	(3,449)
Auto	(579,450)	(78,998)	(658,448)	(3,109)
Other	(36,072)	-	(36,072)	-
	(4,735,098)	(4,156,742)	(8,891,840)	(400,374)
Property, Plant, & Equipment, Net	$12,595,186	$18,021,934	$30,617,120	$1,713,580

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

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

9.	LAND USE RIGHTS

As of December 31, 2011			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	$2,362,648	$-	$2,362,648	$11,279,290
Less: Accumulated Amortization	(386,322)		(386,322)	(998,406)
Land Use Rights, Net	$1,976,326	$-	$1,976,326	$10,280,884

At December 31, 2010			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	$2,274,350	$-	$2,274,350	$10,857,754
Less: Accumulated Amortization	(328,672)	-	(328,672)	(649,387)
Land Use Rights, Net	$1,945,678	$-	$1,945,678	$10,208,367

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

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

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

The following table details the assets that are accounted for in the Construction-in-Progress account at December 31, 2011 and 2010:-

December 31,		Total	Total
2011		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	$164,399	$-
Wuhan Blower	Testing Facility	945	-
Wuhan Blower	Badminton Courts	25,924	-
Wuhan Blower	Technological Remodeling	448,191	-
Wuhan Blower	Lighting	117,837	-
Wuhan Blower	Dining Hall	13,593	-
Wuhan Blower	Wall	22,990
Wuhan Generating	Capitalized Interest	1,424,214	-
Wuhan Generating	Equipment Requiring Installation	6,522,831	-
Wuhan Generating	Generating Workshop	6,290,566	-
Wuhan Sungreen	Landscaping	-	317,366
Wuhan Sungreen	Workshop	-	5,236,110
Wuhan Sungreen	Office Building	-	6,302,744
Wuhan Sungreen	Utility Systems Setup	-	1,099,816
Wuhan Sungreen	Gate Remodeling	-	55,264
		$15,031,490	$13,011,300

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

December 31,		Total	Total
2010		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	$7,562	$-
Wuhan Blower	Testing Facility	907	-
Wuhan Blower	Badminton Courts	24,955	-
Wuhan Blower	Technological Remodeling	431,442
Wuhan Generating	Capitalized Interest	34,373	-
Wuhan Generating	Equipment Requiring Installation	5,897,878	-
Wuhan Generating	Generating Workshop	5,974,192	-
Wuhan Sungreen	Landscaping	-	151,266
Wuhan Sungreen	Workshop	-	5,016,504
Wuhan Sungreen	Office Building	-	6,052,372
Wuhan Sungreen	Utility Systems Setup	-	1,058,713
		$12,371,309	$12,278,855

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	At	At
	December 31,	December 31,
	2011	2010
Category of Asset
Trademarks	$113,910	$109,653
Mitsubishi License	325,373	313,213
Tianyu CAD License	4,252	4,093
Sunway CAD License	13,130	17,393
Microsoft License	18,068	12,639
	474,733	456,991
Less: Accumulated Amortization
Trademarks	(78,165)	(69,761)
Mitsubishi License	(229,287)	(189,397)
Tianyu CAD License	(3,306)	(2,773)
Sunway CAD License	(11,116)	(5,787)
Microsoft License	(7,818)	(9,436)
	(329,692)	(277,154)

Intangible Assets, Net	$145,041	$179,837

The weighted average amortization period for the Company’s intangible assets at December 31, 2011 and 2010 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

The discontinued operations do not have any intangible assets.

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at December 31, 2011 and December 31, 2010 for the Company’s bank loans and notes payable.

Continuing Operations
				Interest
				Rate Per	At December 31,	At December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2011	2010
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	7/13/2012	5.47%	$1,571,166	$-
Wuhan Blower	Bank Loans	Hankou Bank	10/14/2012	5.47%	1,571,166	-
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	-	19,298,829
Wuhan Blower	Bank Loans	Hankou Bank	7/27/2011	5.31%	-	6,049,790
Wuhan Blower	Bank Loans	Hankou Bank	9/30/2011	5.31%	-	756,224
Wuhan Blower	Bank Loans	Hankou Bank	10/11/2011	5.31%	-	2,268,671
Wuhan Blower	Bank Loans	Gansu Trust Co., Ltd.	12/15/2012	8.53%	10,998,162	-
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	1/8/2012	9.60%	3,927,915	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2012	18.00%	1,571,166	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2011	18.00%	-	1,512,447
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	12/1/2012	0.00%	3,739,375	-
Wuhan Blower	Bank Loans	Wuhan Rui Sheng Feng Investment Co., Ltd.	4/8/2011	9.60%	-	2,268,671
Wuhan Blower	Bank Loans	Wuhan Zhong Jing Petty Loan Co., Ltd.	5/31/2011	20.40%	-	1,134,336
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	12,883,561	-
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,299,449	-
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.36%		4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/19/2011	5.36%		1,512,447
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.56%	4,713,498	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	4/27/2011	6.37%		9,074,685
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.30%	7,855,830	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.30%	4,713,498	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.30%	6,284,664	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/19/2011	5.35%		1,512,448
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/22/2011	5.35%		6,503,524
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/26/2011	5.35%		1,209,958
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	6,756,014	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/14/2012	6.89%	2,670,982	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	4,713,498	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	3/12/2012	6.10%	3,142,331	-

Total				Total	$80,412,274	$57,639,372

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	1/11/2012	-	$2,670,982	$-
Wuhan Blower	Notes Payable	Hankou Bank	2/5/2012	-	4,713,498	-
Wuhan Blower	Notes Payable	Hankou Bank	4/17/2012	-	4,713,498	-
Wuhan Blower	Notes Payable	Hankou Bank	6/8/2012	-	11,312,395	-
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	-	756,224
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	-	756,223
Wuhan Blower	Notes Payable	Hankou Bank	4/13/2011	-	-	756,224
Wuhan Blower	Notes Payable	Shenzhen Development Bank	1/1/2012	-	442,211	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/2/2012	-	452,316	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/19/2012	-	693,970	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/12/2012	-	180,383	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/10/2012	-	384,815	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/12/2012	-	535,451	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/18/2012	-	227,176	-
Wuhan Generating	Notes Payable	Hankou Bank	6/19/2012	-	7,227,364	-
Wuhan Generating	Notes Payable	Hankou Bank	4/12/2011	-	-	1,512,447
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/8/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Hankou Bank	4/20/2011	-	-	1,512,448
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	-	3,024,895
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	5/5/2011	-	-	3,024,895

Total					$33,554,059	$14,368,251

Total Short Term Bank Loans and Notes					$113,966,333	$72,007,623

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

Long-term
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	$-	$3,176,140
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	-	12,402,069
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	6.65%	4,556,380	4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	6.65%	1,492,609	1,512,448

Total Long Term Bank Loans and Notes					$6,048,989	$21,627,999

Banking facilities extended by the Hankou Bank were secured by the Company’s and Wuhan Sungreen’s mortgage of real property and Hubei Di Long Industrial Group’s mortgage of real property in 2011.

The loan from Gansu Trust Co., Ltd. was guaranteed by Hubei Di Long Industrial Group’s mortgage of real property in 2011.

The loan from China Minsheng Banking Corp., Ltd. is not secured with collateral.

The loan from Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd. was secure by Jie Xu, machines and equipment of Wuhan Sungreen and Wuhan Generating.

Wuhan Generating’s loan from Agricultural Bank of China is guaranteed by Hubei Libang Investment and Guaranty Co., Ltd, and Hubei Huaguang International Trade Co., Ltd.

Wuhan Generating’s loan from Industrial Bank Co., Ltd. is secured by the Company’s equipment and guaranteed by Jie Xu, Hongsheng Xu, Wuhan Blower, and Wuhan Sungreen.

Wuhan Generating’s loan from Shenzhen Development Bank is guaranteed by Jie Xu, Hongsheng Xu (son of Jie Xu), and Wuhan Blower.

Certain notes payable, as indicated above, do not have a stated rate of interest. These notes are payable on demand to the Company’s creditors. The creditors have given extended credit terms secured by pledge of the Company’s restricted cash.

As of December 31, 2011, there were no bank loans or notes associated with the discontinued operations.

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

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

The following table summarizes the activity related to the Company’s product warranty liability for the years ended December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010

Balance at beginning of period	$1,937,227	$1,469,358
Accruals for current & pre-existing warranties issued during period	-	541,533
Less: Settlements made during period	38,947	(73,664)
Less: Reversals and warranty expirations	(963,404)	-
Balance at end of period	$1,012,771	$1,937,227

There was no outstanding warranty liability for discontinued operations.

14.	CAPITALIZATION

The Company’s outstanding securities at December 31, 2011 are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	32,505,000	N/A	N/A
Series A Preferred	6,241,453	02/07/2007	N/A
Series B Preferred	6,354,078	09/05/2009	N/A
Series A Warrants	128,755	02/07/2007	02/06/2012
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	01/02/2008	01/02/2018
Options Issued to Directors	160,000	03/10/2010	03/10/2020
Total Shares on Fully Diluted Basis	45,469,286

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

As of December 31, 2011 and 2010

Notes to Financial Statements

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

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

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

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

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

Income before taxes and the provision for taxes consists of the following:

	December 31, 2011	December 31, 2010
Income (loss) before taxes:
US Federal	$(10,473,430)	$(5,681,700)
US State	-
BVI	(6,081)	(2,360)
PRC	9,151,937	10,412,529
Total income before taxes from continuing operations	(1,327,574)	4,728,469

Income (Loss) before taxes from discontinued operation	(637,376)	(293,333)
Total income before taxes	$(1,964,950)	$4,435,136

Provision for taxes:
Current:
U.S. Federal	$-	$-
U.S. State	-	-
BVI	-	-
PRC	1,606,043	1,922,215
Provision for taxes from continuing operations	1,606,043	1,922,215

Provision for taxes from discontinued operations	-	-

Currency effect	-	-

	$1,606,043	$1,922,215

Deferred:
U.S. Federal	$-	$-
U.S. State	-	-
BVI	-	-
PRC	-	(620,649)
Deferred taxes from continuing operations	-	(620,649)
Total provision for taxes from continuing operations	1,606,043	1,301,566

Deferred taxes from discontinued operations	288,942	(70,986)
Currency effect	-	(1,792)
Total provision for taxes from discontinued operations	288,942	72,778

Total provision for taxes	$1,894,985	$1,228,788
Effective tax rate	N/A	27.71%

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets
Beginning balance – continuing operations	$1,192,532	$537,876
Current year additions resulting bad debt expense & warranty accrual expense – continuing operations	-	620,649
Reversals – continuing operations	-	-
Valuation allowance – continuing operations	-	-
Foreign currency effect – continuing operations	46,299	34,007
Ending balance – continuing operations	1,238,831	1,192,532

Beginning balance – discontinued operations	282,898	211,155
Current year additions resulting bad debt expense & warranty accrual expense – discontinued operations	-	72,778
Reversals – discontinued operations	-	-
Valuation allowance – discontinued operations	(288,942)	(8,234)
Foreign currency effect – discontinued operations	6,044	7,199
Ending balance – discontinued operations	-	282,898

Beginning balance – continuing operations	$1,192,532	$537,876
Beginning balance – discontinued operations	282,898	211,155
Beginning balance	1,475,430	749,031

Ending balance – continuing operations	1,238,831	1,192,532
Ending balance – discontinued operations	-	282,898
Ending balance	1,238,831	1,475,430

Total deferred tax assets	1,238,831	1,475,430
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	$1,238,831	$1,475,430
Reported as:
Current deferred tax assets	1,238,831	1,475,430
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$1,238,831	$1,475,430

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the years ended December 31, 2011 and 2010 are shown in the following table:

	12/31/2011	12/31/2010
U.S. federal statutory income tax rate	N/A	34.00%
Lower rates in PRC, net	N/A	(9.00)%
Accruals in foreign jurisdictions	N/A	15.26%
Tax holiday	N/A	(12.50)%
Effective tax rate	N/A	27.76%

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2010	2009
Basic Earnings Per Share Numerator
Net Income	$(3,859,935)	$3,206,348
Income from Continuing Operations	(2,933,617)	3,426,903
Income (Loss) from Discontinued Operations	(926,318)	(220,555)
Less:
Preferred Dividends	727,128	727,129
Series A Constructive Preferred Dividend	-	-
Series B Constructive Preferred Dividend	-	-
Income Available to Common Stockholders	(4,587,063)	2,479,219
Income from Continuing Operations Available to Common Stockholders	(3,660,745)	2,699,774
Income (Loss) from Discontinued Operations Available to Common Stockholders	(926,318)	(220,555)

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$(4,587,063)	$2,479,219
Income from Continuing Operations Available to Common Stockholders	(3,660,745)	2,699,774
Income (Loss) from Discontinued Operations Available to Common Stockholders	(926,318)	(220,555)
Add:
Constructive Preferred Dividends	-	-
Preferred Dividends	727,128	727,129
Income Available to Common Stockholders on Converted Basis	$(3,859,935)	$3,206,348
Income from Continuing Operations Available to Common Stockholders on Converted Basis	(2,933,617)	3,426,903
Income (Loss) from Discontinued Operations Available to Common Stockholders on Converted Basis	(926,318)	(220,555)

Original Shares:
Additions from Actual Events
- Issuance of Common Stock	28,327,607	25,351,950
- Conversion of Series A Preferred Stock into Common Stock	-	118,512
- Conversion of Series B Preferred Stock into Common Stock	-	60,843
- Issuance of Common Stock resulting from the Exercise of Warrants	3,937,050	-
- Issuance of Penalty Shares	-	-
Basic Weighted Average Shares Outstanding	32,264,657	25,531,305

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock*	-	-
- Conversion of Series B Preferred Stock	-	6,354,078
- Exercise of Investor Warrants & Placement Agent Warrants	-	-
- Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	32,264,657	31,885,383

Earnings Per Share
Basic-Net Income (Loss)	$(0.14)	$0.10
-Income (Loss) from Continuing Operations	(0.11)	0.11
-Income (Loss) from Discontinued Operations, net of taxes	(0.03)	(0.01)
Diluted-Net Income (Loss)	$(0.14)	$0.10
-Income (Loss) from Continuing Operations	(0.11)	0.11
-Income (Loss) from Discontinued Operations, net of taxes	(0.03)	(0.01)

Weighted Average Shares Outstanding
- Basic	32,264,657	25,531,305
- Diluted	32,264,657	31,885,383

* Potentially anti-dilutive

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

18.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating, and Wuhan Sungreen. Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers. Wuhan Generating is primarily engaged in the design, manufacture, installation, and service of power generating equipment. Wuhan Sungreen is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment. Below is a presentation of the Company’s results of operations for the years ended December 31, 2011 and 2010, and financial position at December 31, 2011 and 2010. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations	Continuing Operations				Discontinued Operations
For year ended			Company,
December 31, 2011	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Sales	$67,113,353	$60,389,370	$-	$127,502,723	$705,894
Cost of Sales	51,578,237	46,098,194	-	97,676,431	516,033
Gross Profit	15,535,116	14,291,176	-	29,826,292	189,861

Operating Expenses	8,968,536	4,201,209	7,201,634	20,371,379	679,218

Other Income (Expenses)	(3,230,328)	(4,096,899)	(3,455,260)	(10,782,487)	(148,019)

Earnings before Taxes	3,336,252	5,993,068	(10,656,894)	(1,327,574)	(637,376)

Taxes	505,984	1,100,059	-	1,606,043	288,942

Net Income	$2,830,268	$4,893,009	$(10,656,894)	$(2,933,617)	$(926,318)

Financial Position	Continuing Operations				Discontinued Operations
At			Company,
December 31, 2011	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	$127,051,429	$79,795,002	$(13,471,000)	$193,375,431	$2,223,395
Non Current Assets	50,213,959	37,003,930	(34,917,387)	52,300,502	24,672,213
Total Assets	177,265,388	116,798,932	(48,388,387)	245,675,933	26,895,608

Current Liabilities	88,711,466	57,817,909	1,016,845	147,546,220	1,087,096
Total Long Term Liabilities	-	6,048,989	-	6,048,989	-
Total Liabilities	88,711,466	63,866,898	1,016,845	153,595,209	1,087,096

Net Assets	88,553,922	52,932,034	(49,405,232)	92,080,724	25,808,512

Total Liabilities & Net Assets	$177,265,388	$116,798,932	$(48,388,387)	$245,675,933	$26,895,608

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

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

As of December 31, 2011 and 2010

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

For the years ended December 31, 2011 and 2010, the Company recorded $4,555 and $38,382 of stock compensation expense, respectively. The entire stock option compensation expenses were recorded as general and administrative expenses given the nature of the work contribution of the grantees.

The range of the exercise prices of the outstanding stock options at December 31, 2011 are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	240,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

The Company has not accrued or realized tax benefit related to the expense of stock options in the United States because it does not currently have a plan to repatriate its earnings.

The Company used the Black-Scholes Model to value the options granted. The following table shows the weighted average fair value of the grants as of December 31, 2011 and 2010, and the assumptions that were employed in the model:

	December 31, 2011	December 31, 2010
Weighted-average fair value of grants:	$0.27	$0.27
Risk-free interest rate:	3.47%	3.30%
Expected volatility:	2.21%	4.07%
Expected life in months:	111.00	114.00

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

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

The following table summarizes the amounts included in income/(loss) from discontinued operations for all periods presented. These revenues and expenses were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Discontinued Operations	12/31/2011	12/31/2010
For the year ended	Wuhan	Wuhan
	Sungreen	Sungreen
Sales	$705,894	$913,564
Cost of Sales	516,033	688,498
Gross Profit	189,861	225,066

Operating Expenses	679,218	587,418

Other Income (Expenses)	(148,019)	69,019

Earnings before Taxes	(637,376)	(293,333)

Deferred tax expense/(benefit)	288,942	(72,778)

Net Income (Loss)	$(926,318)	$(220,555)

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

The following table summarizes the amounts included in financial position from discontinued operations for all periods presented. These amounts included in financial position were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Financial Position	December 31, 2011	December 31, 2010
At	Wuhan	Wuhan
	Sungreen	Sungreen
Current Assets	$2,223,395	$1,756,460
Non Current Assets	24,672,213	24,215,927
Total Assets	26,895,608	25,972,387

Current Liabilities	1,401,330	726,232
Total Long Term Liabilities	-	-
Total Liabilities	1,401,330	726,232

Net Assets	25,494,278	25,246,155

Total Liabilities & Net Assets	$26,895,608	$25,972,387

The tax effects of temporary differences caused the deferred assets/(liabilities) associated with assets held for sale at December 31, 2011 and 2010 are as follows:

	12/31/2011	12/31/2010
Non-current deferred tax assets	$-	$291,132
Loss carryover items net of valuation allowance	-	(8,234)
Total deferred tax assets	-	282,898
Non-current deferred tax liabilities	-	-
Total deferred tax liabilities	-	-
Net deferred tax assets	$-	$282,898

22.	RESTRUCTURING EXPENSES

As a result of the Company’s reverse merger on February 7, 2007, the Company increased its capitalization to allow new stock issuances to investors at share premiums which were recognized as additional paid-in capital. The PRC Tax Authority determined such stock transactions derived capital gain assessable to income tax in the amount of $2,186,883 (i.e. ¥ 14,000,000). The Company’s Board of Directors approved the transaction. The tax has been paid and recorded as restructuring expenses included in General and Administrative Expenses in the accompanying Income Statement.

Wuhan General Group (China), Inc.

As of December 31, 2011 and 2010

Notes to Financial Statements

(Stated in US Dollars)

23. RELATED PARTY RECEIVABLE

The Company’s Chairman, Mr. Xu Jie, has procured a loan in the amount of USD $7.04 million (RMB 50,000,000) from Huaxia Bank. The Company’s subsidiary, Wuhan Blower has guaranteed the loan. The loan was due in May of 2011. Mr. Xu Jie was responsible to repay the principal and related interest for the loan. However, Wuhan Blower settled the principal on behalf of Mr. Xu Jie in 2011, which resulted in a related party receivable of $7,041,613 from Mr. Jie Xu as of December 31, 2011. Mr. Jie Xu fully settled this amount in March of 2012.

