Form 10-K/A
period 2011-12-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2012-04-30
CIK 842694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: 86-27-5970-0069

Securities registered pursuant to Section 12(b) of the Act:

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

As of April 30, 2012, the registrant had a total of 32,505,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2011 filed on April 6, 2012 (the “Original Report”) of Wuhan General Group (China), Inc. (the “Company”) is being filed with the Securities and Exchange Commission (the “SEC”) to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.  No changes have been made to the Original Report other than the addition of the Part III information and updates to the Exhibit Index.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.  Accordingly, this Amendment should be read in conjunction with the Original Report and our other SEC filings subsequent to the filing of the Original Report. The reference on the cover of the Original Filing to the incorporation by reference of portions of the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders into Part III of the Original Filing is hereby deleted.

Unless the context requires otherwise, references to “we,” “us,” “our,” “Wuhan General” and the “Company” refer specifically to Wuhan General Group (China), Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this Amendment includes some statements that are not purely historical fact and that are “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, available liquidity, ability to refinance outstanding debt, and our ability to collect on our accounts receivable.  The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments.  There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results to be materially different from those expressed or implied by these forward-looking statements, including the following:

·	vulnerability of our business to general economic downturn;

·	our ability to obtain financing on favorable terms;

·	our ability to comply with the covenants and other terms of our loan agreements;

·	establishing our business segment relating to industrial parts and machinery equipment;

·	operating in the PRC generally and the potential for changes in the laws of the PRC that affect our operations including tax law;

·	remediating material weaknesses in our internal control over financial reporting;

·	our failure to meet or timely meet contractual performance standards and schedules;

·	our dependence on the steel and iron markets;

·	exposure to product liability and defect claims;

·	our ability to obtain all necessary government certifications and/or licenses to conduct our business;

·	the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

·	the other factors referenced in this Amendment.

These risks and uncertainties, along with others, are also described in the Risk Factors section in Part I, Item 1A of the Original Report.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages as of April 30, 2012 and the positions held by them:

Name	Age	Position
Qi Ruilong	49	Chief Executive Officer, President, Secretary and Director
Carol Pan	28	Principal Accounting Officer and Treasurer
Ge Zengke	57	General Manager
Huang Zhaoqi	49	Vice General Manager (Turbine) and Director
Chen Juntao	33	Vice President and
		Vice General Manager (Blower)
Xu Jie	50	Chairman of the Board
Brian Lin	47	Director
Shi Yu	41	Director
Zheng Qingsong	38	Director

Qi Ruilong, age 49. Chief Executive Officer, President, Secretary and Director of the Company.  Mr. Qi has served as Chief Executive Officer, President, Secretary and director since April 2010.  Mr. Qi has more than 14 years of experience serving as Chief Executive Officer and a senior manager at several multi-million dollar manufacturing organizations in China.  From May 2005 to April 2010, Mr. Qi served as the Chairman and Chief Executive Officer of Zhong Xin Guo Lian Investment LLC, an investment and asset management company based in Beijing, China. From December 2000 to September 2004, Mr. Qi served as Chief Executive Officer of Wuhan Li Nuo Solar Energy LLC, which mainly produces solar thermal conversion materials and solar photovoltaic generation materials. From December 1997 to December 2000, Mr. Qi was employed as the Chief Executive Officer and Vice President of Wuhan Cable (Group) LLC, which was the predecessor company of China Aerospace Times Electronics Co., Ltd. Mr. Qi also served as Vice President of Tian Jing New Giant International Trade LLC from April 1996 to August 1997 and as Manager of China Mechanical Equipment LLC from July 1986 to March 1996. Mr. Qi received a Bachelor’s Degree of Science in mechanical engineering from Tsinghua University in 1986.  As Chief Executive Officer of the Company, Mr. Qi provides the Board with an intimate understanding of the Company’s operations and industry.

Carol Pan, age 28. Principal Accounting Officer and Treasurer of the Company.  Ms. Pan has served as Principal Accounting Officer and Treasurer of the Company since January 2012.  Ms. Pan brings to the Company financial and accounting experience. She has served as the assistant to the CFO in the Company since August 2010. Prior to joining the Company, Ms. Pan was the Finance Deputy Supervisor and Partial GL accountant for Viewsonic, LTD from March 2008 through August 2010. From July 2005 through January 2008, Ms. Pan was the financial division cost accountant for TCC (yingde) Cement Company Limited. Ms. Pan is fluent in English and Mandarin and received bachelor degrees in Law, Accounting and Business Administration from the Wuhan University of Technology in 2005.

Ge Zengke, age 57. Mr. Ge has served as General Manager of Wuhan General since February 2007. He has served as an executive at Wuhan Generating since January 2006.  Mr. Ge also served as a director of Wuhan General from April 2007 to April 2010.  From 2002 until 2006, Mr. Ge served as General Manager of Wuhan Changli Power Station Equipment Co. Ltd. Throughout his career, Mr. Ge has served as General Manager with several other companies, including Wuhan Qihong Enterprises Development Co., Ltd (a foreign venture) and Wuhan Xiangshuo Science and Technology Co., Ltd. Mr. Ge has served as a Manufacturing Planner, Dispatcher and Director of Wuhan Steam Turbine Generator Plant. He also has served as head of a Generator Plant with Changjiang Energy Group and as Director of Generator Works with the China Chang Jiang Energy Corporation, which later became Wuhan Turbine Works.  Mr. Ge served as a director of the Company from April 2007 to April 23, 2010.

Huang Zhaoqi, age 49.  Mr. Huang has served as a director since April 2009.  Mr. Huang also became Vice General Manager (Turbine) in April 2009.  Prior to this, Mr. Huang held various executive positions, including Assistant President, Director of Administration and Vice General Manager, at Wuhan Blower Co. Ltd. from October 2006 until April 2009.  From 2004 until 2006, Mr. Huang served as the Manager of the Enterprise Administration Department of Kingway Brewery Holdings Limited, a Chinese brewery company listed on the Hong Kong Stock Exchange.  Mr. Huang has over 20 years of engineering and managerial experience.  Mr. Huang holds an MBA from Macau University of Science and Technology.  Mr. Huang’s management and board level experience provides our Board with valuable insight on risk management and our industry.

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

Xu Jie, age 50.  Chairman of the Board.  Mr. Xu has served as Chairman of the Board since February 2007.  From February 2007 to April 2010, Mr. Xu also served as President, Chief Executive Officer and Secretary of the Company. He has over 20 years of production experience, and worked in the Wuhan Blower Works sales department from 1979 until 1998. Mr. Xu is also the controlling stockholder and Director of Fame Good International Limited, which is our controlling stockholder.  As the founder of the Company, Mr. Xu provides the Board with considerable institutional knowledge and an important long-term perspective on the Company and the industry as a whole.

Brian Lin, age 47. Mr. Lin has served as a director since April 2007. Since October 2006, Mr. Lin has served in various executive positions and on the board of directors of China Fire & Security Group, Inc., a developer and manufacturer of fire safety products in China.  Currently, Mr. Lin serves as Chief Executive Officer at China Fire & Security.  Since January 2006, Mr. Lin has served as Vice President of Sureland Industrial Fire Safety Limited, a leading provider of industrial fire protection systems for industrial clients in China, and a subsidiary of China Fire & Security Group, Inc. Prior to joining Sureland, from 2001 to 2005, Mr. Lin served as Chief Executive Officer and Executive Director of Beijing Linkhead Technologies, a value-added reseller of telecommunications products in China.  Mr. Lin has served as a director of eFuture Information Technology, Inc. since July 2008 and currently serves as the Chairman of its Audit Committee.  Mr. Lin provides the Board and Audit Committee with expertise in the areas of finance, financial reporting, accounting, corporate governance and risk management.

Shi Yu, age 41.  Mr. Shi has served as a director since March 2009.  He has over 20 years of banking and financial management experience.  Since October 2008, Mr. Shi has served as the General Manager of Wuhan Zhong Sheng Credit Union, which is a private company in the business of providing small loans to small companies and individuals.   From May 2006 to October 2008, Mr. Shi served Hubei Zongkun Zhaofu Investment Guaranty Co., Ltd. as its legal representative, President and General Manager and he was responsible for the daily operations and management of the company.  Hubei Zongkun is in the business of providing financial and investment advice as well as small loans and loan guarantees to small businesses and individuals.   From March 2003 to May 2006, Mr. Shi served as the President of the Hannan branch of the Bank of China, which is a state-owned commercial bank.  Mr. Shi holds an MBA from North Jiaotong University.  Mr. Shi’s extensive experience in the banking industry provides the Board with a greater understanding of the banking industry and valuable financial reporting and risk management expertise.

Zheng Qingsong, age 38. Mr. Zheng has served as a director since March 2008. Mr. Zheng has practiced law in China since 1998, and he is currently Vice Director and a partner at Hubei Junlin Law Firm. Mr. Zheng received his law degrees from Wuhan Jianhan University and Zhongnan University of Economics and Law. In 2006, Mr. Zheng was selected as a member of the Chinese People’s Political Consultative Committee of Wuhan Hongshan District.  Mr. Zheng’s extensive legal experience provides valuable insight to the Board.

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

Management plays a significant role in the compensation-setting process.  The most significant aspects of management’s role are:

·	evaluating employee performance;

·	preparing information for Compensation Committee meetings;

·	establishing business performance targets and objectives;

·	providing background information regarding the Company’s strategic objectives; and

·	recommending salary levels and equity awards.

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

Policy for Director Attendance at Annual Meetings.  It is the policy of Wuhan General and our Board of Directors that all directors attend the Annual Meeting of Stockholders and be available for questions from stockholders, except in the case of unavoidable conflicts.  All of our directors attended our 2011 Annual Meeting of Stockholders.

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

Policy for Consideration of Director Candidates Recommended by Security Holders.  We welcome recommendations for director candidates from security holders.  In order to make a recommendation, a security holder should submit the following information to the Board of Directors:

•	a resume for the candidate detailing the candidate’s work experience and academic credentials;

•	written confirmation from the candidate that he or she (1) would like to be considered as a candidate and would serve if nominated and elected, (2) consents to the disclosure of his or her name, (3) has read our Code of Ethics and that during the prior three years has not engaged in any conduct that, had he or she been a director, would have violated the Code of Ethics or required a waiver, (4) is, or is not, “independent” as that term is defined by Nasdaq and SEC rules, and (5) has no plans to change or influence the control of Wuhan General;

•	the name of the recommending stockholder as it appears in our books, the number of shares of Common Stock that is owned by the stockholder and written confirmation that the stockholder consents to the disclosure of his or her name (if the recommending person is not a stockholder of record, he or she should provide proof of share ownership);

•	personal and professional references, including contact information; and

•	any other information relating to the candidate required to be disclosed in a proxy statement for election of directors under Regulation 14A of the Securities Exchange Act of 1934, as amended.

•	This information should be sent to the Board of Directors, c/o Secretary at our principal executive offices, who will forward it to the Board of Directors. The Board of Directors does not necessarily respond to security holder recommendations.

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

The current members of the Audit Committee are Brian Lin (Chairman) and Shi Yu.  The Board of Directors has determined that Mr. Lin is an “audit committee financial expert,” as that term is defined in SEC rules. The Company currently does not have three independent directors on the Audit Committee per Nasdaq Requirements. We are in the process of finding a third independent director to name to the Audit Committee.

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

The current members of the Compensation Committee are Shi Yu (Chairman) and Brian Lin.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of Wuhan General.  Our insiders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of the copies of the forms furnished to us, we believe that during the 2011 fiscal year our insiders complied with all applicable filing requirements.

Item 11.	Executive Compensation.

Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2011, and 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Philip Lo resigned as CFO and Treasurer of the Company effective January 18, 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	All Other Compensation ($) (1)	Total ($)(1)
Qi Ruilong(2) Chief Executive Officer, President and Secretary	2010	$82,500	$-	$82,500
	2011	$120,000	$-	$120,000

Philip Lo(3) Chief Financial Officer and Treasurer	2010	$116,000	$11,658	$127,658
	2011	$116,000	$11,658	$127,658

Carol Pan(4) Principal Accounting Officer and Treasurer	2010	n/a	n/a	n/a
	2011	n/a	n/a	n/a

(1)	The amounts shown in this table were paid in RMB and were translated into U.S. dollars at the rate of $0.14752 per RMB for 2010, which is the average 12 month exchange rate that the Company used in its audited financial statements for such year. The amounts shown in this table were paid in RMB and were translated into U.S. dollars at the rate of $0.154476 per RMB for 2011, which is the average 12 month exchange rate that the Company used in its audited financial statements for such year.

(2)	Qi Ruilong became Chief Executive Officer, President and Secretary in April 2010. Pursuant to his employment agreement, Mr. Qi receives an annual base salary of $120,000.

(3)	Philip Lo became Chief Financial Officer and Treasurer in January 2010. He resigned from his positions on January 18, 2012.

(4)	Carol Pan became Principal Accounting Officer and Treasurer in January 2012. Pursuant to her employment agreement, Ms. Pan receives an annual base salary of $60,000.

Other than our Chief Executive Officer and Principal Accounting Officer, our executive officers receive an annual salary and a monthly bonus.  The annual salaries range from approximately $18,000 to $20,000.  The monthly bonuses vary depending on the performance of the Company.  In 2011, each executive officer other than Qi Ruilong and Philip Lo received bonuses of up to $1,000.

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

No stock options or other equity compensation awards were awarded to executive officers during the fiscal years ended December 31, 2011 and 2010.

Director Compensation

On November 30, 2007, our Board of Directors approved a new compensation package for outside directors who are independent in accordance with the Nasdaq and SEC rules governing director independence. The compensation package, which was deemed effective January 1, 2007, provides for the following:

·	Each eligible director will receive an annual $20,000 cash retainer.

·	Each eligible director residing in Wuhan, China will receive a $1,000 fee for each board or committee meeting attended. Each eligible director who resides outside of Wuhan, China, will receive a $1,000 fee for each board or committee meeting attended by telephone and $5,000 for each board or committee meeting attended in person.

·	Each eligible director will receive the option to purchase 20,000 shares of our Common Stock per year. The stock options will vest in four equal quarterly installments over one year.

·	The Chairman of our Audit Committee will receive an additional annual fee of $5,000.

·	All directors will be reimbursed for out-of-pocket expenses associated with their service to the Company.

We do not currently provide our non-independent directors with any additional compensation, including grants of stock options, for their services on the Board of Directors, except for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors.

The following table sets forth information concerning the compensation of our non-management directors for the year ended December 31, 2011.

2011 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)
David K. Karnes*	$23,000	$9,200	$32,200
Brian Lin	$26,000	$9,200	$35,200
Shi Yu	$21,000	$9,200	$30,200
Zheng Qingsong	$21,000	$9,200	$30,200

*As of December 28, 2011, Mr. Karnes was no longer a director of the Company.

(1)	As of December 31, 2011, our non-management directors held the following stock options:

Name	Stock Options
David K. Karnes*	80,000
Brian Lin	80,000
Shi Yu	40,000
Zheng Qingsong	40,000

*As of December 28, 2011, Mr. Karnes was no longer a director of the Company.

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

In addition, we have a separate employment agreement with Qi Ruilong, our Chief Executive Officer, President and Secretary; and Carol Pan, our Principal Accounting Officer and Treasurer.  Mr. Qi receives a monthly salary of $10,000 and will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with his services.  Mr. Qi also is eligible for benefits customarily available to employees in comparable positions with the Company.  In addition, at the discretion of the Board’s Compensation Committee, Mr. Qi may receive an option to purchase stock in the Company.  Ms. Pan receives a monthly salary of $5,000 and will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with his services.  Ms. Pan also is eligible for benefits customarily available to employees in comparable positions with the Company.  In addition, at the discretion of the Board’s Compensation Committee, Ms. Pan may receive an option to purchase stock in the Company.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 30, 2012 by (i) each person known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) our directors, (iii) our named executive officers and (iv) our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock Owned (1)
Five Percent Stockholders (other than directors and named executive officers):
Citigroup Inc.(2)(3)	3,324,935	9.9%
NewQuest Capital Management (Cayman) Limited(2)(4)	3,363,820	9.9%
Adam Benowitz and Vision Capital Advisors, LLC(2)(5)	3,317,447	9.9%
The TCW Group, Inc.(2)(6)	2,231,849	6.6%

Directors and Principal Executive Officers:
Qi Ruilong	0	*
Carol Pan	0	*
Huang Zhaoqi	0	*
Brian Lin(7)	80,000	*
Xu Jie(8)	19,844,398	61.1%
Shi Yu(9)	40,000	*
Zheng Qingsong(10)	40,000	*
Directors and Executive Officers as a group (7 persons)(11)	20,004,398	61.2%

*	Less than 1%.

(1)	Applicable percentage ownership is based on 32,505,000 shares of Common Stock outstanding as of April 30, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently issuable upon conversion or exercisable within 60 days of April 30, 2012, are deemed to be beneficially owned by the person holding such convertible securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	These holders received shares of our Series A Convertible Preferred Stock in a private placement transaction on February 7, 2007. In addition, we issued Series B Convertible Preferred Stock to certain of these holders in connection with the exercise of Series J Warrants, which expired on November 7, 2008. Until the preferred stock is converted, these holders have only limited voting rights with respect to the preferred stock. Because the preferred stock is presently convertible into or exercisable for shares of Common Stock, the holders are deemed to beneficially own such shares of Common Stock.

(3)	Based on a Schedule 13G/A filed by Citigroup Inc. and its affiliates (collectively, “Citigroup”) with the SEC on February 14, 2012. Citigroup owns 1,353,031 shares of Series A Convertible Preferred Stock and 2,062,232 shares of Series B Convertible Preferred Stock, which collectively are convertible into 3,415,263 shares of our Common Stock. The preferred stock is not convertible, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by Citigroup at such time, the number of shares of Common Stock which would result in Citigroup beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. Citigroup may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, Citigroup beneficially owns 3,324,935 shares of our Common Stock. If Citigroup waived this ownership cap, it would beneficially own 4,953,292 shares of our Common Stock or approximately 13.8% of our outstanding Common Stock. Citigroup is deemed to beneficially own these securities, although record ownership of the securities is in the name of Old Lane Cayman Master Fund, L.P., Old Lane US Master Fund, L.P. and Old Lane HMA Master Fund, L.P. The address of Citigroup is 399 Park Avenue, New York, New York 10043.

(4)	Based on a Schedule 13G filed by NewQuest Capital Management (Cayman) Limited and its affiliates (“NewQuest”) with the SEC on April 25, 2011. NewQuest owns 1,272,779 shares of Series A Convertible Preferred Stock and 429,185 shares of Series B Convertible Preferred Stock, which collectively are convertible into 1,701,964 shares of our Common Stock. The preferred stock is not convertible, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by NewQuest at such time, the number of shares of Common Stock which would result in NewQuest beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. NewQuest may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, NewQuest beneficially owns 3,363,820 shares of our Common Stock. If NewQuest waived this ownership cap, it would beneficially own 3,592,798 shares of our Common Stock or approximately 10.5% of our outstanding Common Stock. NewQuest is deemed to beneficially own these securities, although record ownership of the securities is in the name of NewQuest Asia Investments Limited. The address of NewQuest is Walker House, 87 Mary Street, George Town, Grand Cayman, Cayman Islands KY1-9005.

(5)	Based on a Schedule 13G/A filed by Adam Benowitz, Vision Capital Advisors, LLC and its affiliates (collectively, “Vision”) with the SEC on February 14, 2012. Vision owns 1,971,117 shares of Series A Convertible Preferred Stock and 3,004,292 shares of Series B Convertible Preferred Stock, which collectively are convertible into 4,975,409 shares of our Common Stock. The preferred stock is not convertible, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by Vision at such time, the number of shares of Common Stock which would result in Vision beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. Vision may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, Vision beneficially owns 3,317,447 shares of our Common Stock. If Vision waived this ownership cap, it would beneficially own 7,288,291 shares of our Common Stock or approximately 19.4% of our outstanding Common Stock. Vision is deemed to beneficially own these securities, although record ownership of the securities is in the name of Vision Capital Advantage Fund, L.P. and Vision Opportunity Master Fund, Ltd. The address of Vision is 20 West 55th Street, 5th Floor, New York, New York 10019.

(6)	Based on a Schedule 13G/A filed by The TCW Group, Inc. (“TCW”) with the SEC on February 14, 2012. TCW owns 563,176 shares of Series A Convertible Preferred Stock and 858,369 shares of Series B Convertible Preferred Stock, which collectively are convertible into 1,421,545 shares of our Common Stock. The preferred stock is not convertible, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of Common Stock owned by TCW at such time, the number of shares of Common Stock which would result in TCW beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. TCW may waive this ownership cap on 61 days’ prior notice to us. TCW is deemed to beneficially own these securities, although record ownership of the securities is in the name of TCW Americas Development Association L.P. The address of TCW is 865 South Figueroa Street, Los Angeles, California 90017.

(7)	Includes options to purchase 80,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 30, 2012.

(8)	Includes 19,844,398 shares of Common Stock held by Fame Good International Limited (“Fame Good”). Xu Jie, our Chairman of the Board, is also the Director and controlling stockholder of Fame Good and as a result is deemed to be the beneficial owner of the securities held by Fame Good. Mr. Xu does not directly own any shares of our Common Stock. Mr. Xu’s business address is Canglongdao Science Park of Wuhan, East Lake Hi-Tech Development Zone, Wuhan, Hubei 430200, People’s Republic of China.

(9)	Includes options to purchase 40,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 30, 2012.

(10)	Includes options to purchase 40,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 30, 2012.

(11)	Includes options to purchase 160,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 30, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

On August 28, 2010, Wuhan Blower entered into a loan agreement with Wuhan Zhong Jing Petty Loan Co., Ltd. (“WZJ”).  Pursuant to this loan agreement, Wuhan Blower borrowed RMB 7.5 million (approximately $1.2 million).  The interest rate on this loan is 20.40%.  The obligations under the loan agreement were guaranteed by Mr. Xu, personally. This loan was paid off in May 2011.

On November 10, 2010, Wuhan Blower entered into a loan agreement with Wuhan Jiang Han District Bang Petty Loan Co., Ltd. (“WJH”).  Pursuant to this loan agreement, Wuhan Blower borrowed RMB 10 million (approximately $1.5 million).  The interest rate on this loan is 18.00%. The obligations under the loan agreement were guaranteed by Wuhan Generating, Wuhan Sungreen and Mr. Xu, personally. This loan was paid off in July 2011.

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

Director Independence

The Board of Directors presently consists of six members.  The Board has determined that the following directors are independent in accordance with the Nasdaq and SEC rules governing director independence: Brian Lin, Shi Yu and Zheng Qingsong.  In accordance with applicable Nasdaq and SEC requirements, the Board of Directors has determined that each director serving on the Audit and Compensation committees is an independent director. The Company currently does not have a board of majority independent directors per Nasdaq Requirements. We are in the process of finding an independent to fill the vacancy on the board of directors.

Item 14.	Principal Accountant Fees and Services.

The Audit Committee selected Samuel H. Wong & Co., LLP (“SHW”) to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2010.  We first engaged SHW in March 2007, and it has served as our principal accounting firm since that time.  The fees paid or payable for services rendered by SHW for fiscal 2011 and 2010 were as follows:

Audit Fees.  The aggregate fees billed by SHW for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $180,000 for the fiscal year ended December 31, 2011 and $165,583 for the fiscal year ended December 31, 2010.

Audit-Related Fees.  There were no fees billed by SHW related to assurance and similar services for the fiscal years ended December 31, 2011 and 2010.

Tax Fees.  There were no fees billed by SHW for professional services rendered for tax compliance, tax advice or tax planning for the fiscal years ended December 31, 2011 and 2010.

All Other Fees.  There were no other fees for services provided by SHW for the fiscal years ended December 31, 2011 and 2010.

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

4.3	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.2 to our Form 8-K filed on February 13, 2007)

10.1†	Employment Agreement between the Company and Carol Pan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on Feb 2, 2012)
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to our Form 8-K filed on March 14, 2008)
21.1	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith. All other exhibits have been filed with the Original Report filed with the SEC on April 6, 2012.
†	Management contract, compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WUHAN GENERAL GROUP (CHINA), INC.

Date: April 30, 2012	By:	/s/ Qi Ruilong
		Name:	Qi Ruilong
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Qi Ruilong	President, Chief Executive Officer and	April 30, 2012
Qi Ruilong	Director (principal executive officer)

/s/ Carol Pan	Principle Accounting Officer (principal	April 30, 2012
Carol Pan	financial and accounting officer)

/s/ Xu Jie	Chairman of the Board of Directors	April 30, 2012
Xu Jie

/s/ Huang Zhaoqi	Director	April 30, 2012
Huang Zhaoqi

/s/ Brian Lin	Director	April 30, 2012
Brian Lin

/s/ Shi Yu	Director	April 30, 2012
Shi Yu

/s/ Zheng Qingsong	Director	April 30, 2012
Zheng Qingsong

