Form 10-Q
period 2012-03-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2012-05-21
CIK 842694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-34125

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

As of May 21, 2012, the registrant had a total of 32,505,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Wuhan General Group (China), Inc.

Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

1

Wuhan General Group (China), Inc.

Contents	Pages

Report of Registered Independent Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 – F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5 – F-6

Consolidated Statements of Cash Flows	F-7 – F-8

Notes to the Financial Statements	F-9 – F-34

2

Board of Directors and Stockholders

Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of March 31, 2012 and December 31, 2011, and the related statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
May 10, 2012	Certified Public Accountants

Wuhan General Group (China), Inc.

Consolidated Balance Sheets

At March 31, 2012 and December 31, 2011

(Stated in US Dollars)

		At	At
	Note	March 31,	December 31,
		2012	2011
ASSETS
Current Assets
Cash	2(e)	$67,011,116	$57,522,050
Restricted Cash	3	13,964,415	13,953,294
Notes Receivable	4	538,639	-
Accounts Receivable	2(f),5	60,990,876	56,567,722
Other Receivable		21,827,189	18,487,992
Related Party Receivable	22(a)	-	7,041,613
Inventory	2(g),6	16,126,857	13,300,792
Advances to Suppliers		24,457,699	25,184,728
Advances to Employees	7	69,451	30,158
Prepaid Expenses		-	7,041
Prepaid Taxes		43,422	41,210
Deferred Tax Asset		2,699,042	1,238,831
Current assets held for sale	2(bb) ,21	2,316,744	2,223,395
Total Current Assets		210,045,450	195,598,826
Non-Current Assets
Property, Plant & Equipment, net	2(h),8	29,253,270	29,591,719
Land Use Rights, net	2(j),9	1,945,117	1,976,326
Construction in Progress	10	15,458,789	15,031,490
Deposits		5,602,078	5,555,926
Intangible Assets, net	2(i),11	146,765	145,041
Long-term assets held for sale	2(bb) ,21	24,944,464	24,672,213
Total Assets		$287,395,933	$272,571,541
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Bank Loans & Notes	12	$114,137,657	$113,966,333
Accounts Payable		7,029,390	5,478,580
Taxes Payable		13,415,218	10,841,233
Other Payable		9,960,510	5,035,021
Related Party Payable	22(b)	1,394,018	-
Dividend Payable		1,635,543	1,454,257
Accrued Liabilities	13	3,674,217	3,593,025
Customer Deposits		8,116,510	7,177,771
Current liabilities associated with assets held for sale	2(bb), 21	1,805,956	1,401,330
Total Current Liabilities		161,169,019	148,947,550

Long Term Liabilities
Bank Loans and Notes	12	6,099,300	6,048,989
Total Liabilities		$167,268,319	$154,996,539

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Balance Sheets

At March 31, 2012 and December 31, 2011

(Stated in US Dollars)

		At	At
	Note	March 31,	December 31,
		2012	2011
Stockholders' Equity

Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at March 31, 2011 and December 31, 2010	14	$624	$624
Additional Paid in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid in Capital - Warrants		-	63,171
Additional Paid in Capital - Beneficial Conversion Feature		6,371,547	6,371,547
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at March 31, 2011 and December 31, 2010	14	635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital - Warrants			-
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 32,505,000 and 28,327,607 Shares Issued & Outstanding at March 31, 2011 and December 31, 2010, respectively	14	3,251	3,251
Additional Paid in Capital		42,153,588	42,090,417
Statutory Reserve	2(u),15	4,563,592	4,563,592
Retained Earnings		22,741,215	21,369,395
Accumulated Other Comprehensive Income	2(v)	19,461,897	18,281,105
Total Stockholders' Equity		120,127,614	117,575,002

Total Liabilities & Stockholders' Equity		$287,395,933	$272,571,541

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Income

For the three months ended March 31, 2012 and 2011

(Stated in US Dollars)

	Note	Three Months	Three Months
		Ended	Ended
		March 31, 2012	March 31, 2011
Sales	2(l)	$28,290,406	$27,388,120
Cost of Sales	2(m)	22,263,718	20,808,619
Gross Profit		6,026,688	6,579,501

Operating Expenses
Selling	2(n)	379,155	432,696
General & Administrative	2(p)	1,686,054	2,176,493
Warranty	2(w),13	228,219	174,030
Total Operating Expenses		2,293,428	2,783,219

Operating Income		3,733,260	3,796,282

Other Income (Expenses)
Other Income		433,010	50,412
Interest Income		37,610	8,763
Other Expenses		-	(47,208)
Interest Expense		(1,853,134)	(1,269,896)
Expense for warrant recapitalization		-	(3,455,260)
Total Other Income (Loss) & Expenses		(1,382,514)	(4,713,189)

Earnings (Loss) from Continuing Operations before Taxes		2,350,746	(916,907)
Income Taxes	2(t), 16	620,524	387,412
Income (Loss) from Continuing Operations		1,730,222	(1,304,319)
Income (Loss) from Discontinued Operations, net of taxes		(177,118)	(107,475)

Net Income (Loss)		$1,553,104	$(1,411,794)
Preferred Dividends Declared		(181,284)	(179,292)
Income (Loss) Available to Common Stockholders		1,371,820	(1,232,503)
Earnings Per Share	17
Basic-Net Income/(Loss)		$0.04	$(0.05)
-Income (Loss) from Continuing Operations		0.05	(0.05)
-Loss from Discontinued Operations		(0.01)	(0.00)
Diluted- Net Income/(Loss)		$0.03	$(0.04)
- Income (Loss) from Continuing Operations		0.04	(0.04)
- Loss from Discontinued Operations		(0.01)	(0.00)
Weighted Average Shares Outstanding
Basic		32,505,000	31,530,275
Diluted		45,100,531	31,530,275

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2011
Comprehensive Income
Net Income (Loss)	$1,553,104	$(1,411,795)
Other Comprehensive Income
Foreign Currency Translation Adjustment	1,180,792	1,691,366
Total Comprehensive Income	$2,733,896	$279,571

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Stockholders’ Equity

For the periods ended March 31, 2012 and December 31, 2011

(Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2012	6,241,453	624	8,170,415	63,171	6,371,547	6,354,078	635	12,637,158	-	4,023,692	32,505,000	3,251	42,090,417	4,563,592	21,369,395	18,281,105	117,575,002

Stock Option Compensation

Recapitalization of Warrants

Expiration of Warrants A				(63,171)									63,171

Expense related to recapitalization of warrants

Net Income															1,553,104		1,553,104

Preferred Dividends Declared															(181,284)		(181,284)

Appropriations of Retained Earnings

Foreign Currency Translation Adjustment																1,180,792	1,180,792

Balance, March 31, 2012	6,241,453	624	8,170,415	-	6,371,547	6,354,078	635	12,637,158	-	4,023,692	32,505,000	3,251	42,153,588	4,563,592	22,741,215	19,461,897	120,127,614

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Stockholders’ Equity

For the periods ended March 31, 2012 and December 31, 2011

(Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compren
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2011	6,241,453	624	8,170,415	1,554,635	6,371,547	6,354,078	635	12,637,158	1,244,366	4,023,692	28,327,607	2,833	35,895,190	4,563,592	25,956,458	11,902,657	112,323,802

Stock Option Compensation	-	-	-	-	-	-	-	-	-	-	-	-	4,555	-	-	4,555	-

Recapitalization of Warrants	-	-	-	(1,491,464)	-	-	-	-	(1,244,366)	-	-	-	2,735,830	-	-	-	-

Expense related to recapitalization of warrants	-	-	-	-	-	-	-	-	-	-	4,177,393	418	3,454,842	-	-	3,455,260	-

Net Income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,859,935)	(3,859,935)	-

Preferred Dividends Declared	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(727,128)	(727,128)	-

Appropriations of Retained Earnings	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,378,448	6,378,450

Balance, December 31, 2011	6,241,453	624	8,170,415	63,171	6,371,547	6,354,078	635	12,637,158	-	4,023,692	32,505,000	3,251	42,090,417	4,563,592	21,369,395	18,281,105	117,575,002

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011

(Stated in US Dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities
Cash Received from Customers	$27,636,136	$26,782,266
Cash Paid to Suppliers & Employees	(16,225,734)	(19,190,945)
Interest Received	37,610	8,762
Interest Paid	(1,853,134)	(1,269,895)
Taxes Paid	(946,490)	(3,108,288)
Miscellaneous Receipts	433,012	50,412
Cash Provided by operating activities – continuing operations	9,081,400	3,272,312
Cash Provided by operating activities – discontinued operations	219,982	10,124
Cash Sourced/(Used) in Operating Activities	9,301,382	3,282,436

Cash Flows from Investing Activities
Cash Released/(Invested in) Restricted Time Deposits	(11,121)	(14,290,822)
Payments for Purchases and Construction of Plant & Equipment	(744,821)	(902,770)
Payment for Deposits	(46,151)	-
Cash Used in investing activities – continuing operations	(802,093)	(15,193,552)
Cash Used in investing activities – discontinued operations	(318,482)	(57,619)
Cash Sourced/(Used) in Investing Activities	(1,120,575)	(15,251,171)

Cash Flows from Financing Activities
Net Proceeds from Bank Loans and Notes	221,635	2,540,838
Cash provided by financing activities – continuing operations	221,635	2,540,838
Cash provided by financing activities – discontinued operations	-	-
Cash Sourced/(Used) in Financing Activities	221,635	2,540,838

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – continuing operations	8,500,942	(9,380,402)
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – discontinued operations	(98,500)	(47,495)
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(8,402,442)	(9,427,898)

Effect of Currency Translation – continuing operations	988,124	1,599,258
Effect of Currency Translation – discontinued operations	111,966	135,894

Cash & Cash Equivalents at Beginning of Period - continuing operations	57,522,050	26,991,484
Cash & Cash Equivalents at Beginning of Period - discontinued operations	21,501	1,103

Cash & Cash Equivalents at End of Period - continuing operations	67,011,116	19,210,340
Cash & Cash Equivalents at End of Period - discontinued operations	34,967	89,502
Cash & Cash Equivalents at End of Period	$67,046,083	$19,299,842

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities

For the three months ended March 31, 2012 and 2011

(Stated in US Dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Net Income	$1,553,104	$(1,411,795)

Adjustments to Reconcile Net Income to
Net Cash Provided by / <Used in> Operating Activities :

Prepaid Interest in Other Non Current Assets	-	-
Stock Compensation	-	4,555
Expense for warrant recapitalization	-	3,455,260
Prior Period Adjustment	-	-
Amortization	106,303	107,378
Depreciation	706,086	753,153
Decrease/(Increase) in Notes Receivable	(518,364)	(113,104)
Decrease/(Increase) in Accounts Receivable	(4,411,775)	(2,175,853)
Decrease/(Increase) in Other Receivable	(3,430,172)	(56,658)
Decrease/(Increase) in Related Party Receivable	7,113,376	-
Decrease/(Increase) in Inventory	(2,901,809)	(3,255,988)
Decrease/(Increase) in Advances to Suppliers	718,560	566,347
Decrease/(Increase) in Advances to Employees	(39,293)	(6,138)
Decrease/(Increase) in Prepaid Expenses	10,077	2,567
Decrease/(Increase) in Prepaid Taxes	(13,361)	(592,104)
Decrease/(Increase) in Deferred Tax Asset	(1,460,212)	(9,365)
Increase/(Decrease) in Accounts Payable	1,725,053	5,287,366
Increase/(Decrease) in Taxes Payable	2,572,064	(3,633,386)
Increase/(Decrease) in Other Payable	4,747,415	2,332,067
Increase/(Decrease) in Related Party Payable	1,803,265	-
Increase/(Decrease) in Accrued Liabilities	81,192	275,118
Increase/(Decrease) in Customer Deposits	939,873	1,753,016

Total of all adjustments	7,748,278	4,694,231

Net Cash Provided by Operating Activities	$9,301,382	$3,282,436

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

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

	March 31,	December 31,	March 31,
Exchange Rates	2012	2011	2011
Period end RMB : US$ exchange rate	6.3122	6.3647	6.57010
Average period RMB : US$ exchange rate	6.2975	6.4735	6.58940

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

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

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

4.	NOTES RECEIVABLE

As of March 31, 2012	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$538,639	$7,921
Less: Allowance for Bad Debts	-	-
	$538,639	7,921

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$-	$28,196
Less: Allowance for Bad Debts	-	-
	$-	$-

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

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

5.	ACCOUNTS RECEIVABLE

As of March 31, 2012	Continuing	Discontinued
	Operations	Operations

Total Accounts Receivable-Trade	$64,200,922	$223,832
Less: Allowance for Bad Debt	(3,210,046)	(11,192)
	$60,990,876	$212,640

Allowance for Bad Debts
Beginning Balance	$(2,977,248)	$(11,960)
Allowance Provided	(1,242,069)	-
Reversal	594,061	768
Less: Bad Debt Written Off	415,210	-
Ending Balance	$(3,210,046)	$(11,192)

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations
Total Accounts Receivable-Trade	$59,544,970	$235,978
Less: Allowance for Bad Debt	(2,977,248)	(11,960)
	$56,567,722	$224,018

Allowance for Bad Debts
Beginning Balance	$(2,604,525)	$(11,513)
Allowance Provided	(4,474,152)	(447)
Reversal	-	-
Less: Bad Debt Written Off	4,101,429	-
Ending Balance	$(2,977,248)	$(11,960)

6.	INVENTORY

As of March 31, 2012	Continuing	Discontinued
	Operations	Operations

Raw Materials	$7,206,897	$-
Work in Progress	2,672,054	-
Finished Goods	6,247,906	1,529,195
	$16,126,857	$1,529,195

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations

Raw Materials	$9,663,871	$131,081
Work in Progress	1,409,831	420,139
Finished Goods	2,227,090	902,232
	$13,300,792	$1,453,452

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $69,451 and $30,158 as of March 31, 2012 and December 31, 2011 respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople. In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

As of March 31, 2012				Total	Total
	Wuhan	Wuhan	Other	Continuing	Discontinued
Category of Asset	Blower	Generating	Subsidiaries	Operations	Operations
Buildings	14,737,659	9,415,914		24,153,573
Machinery & Equipment	2,118,696	13,625,361		15,744,056	1,972,104
Furniture & Fixtures	433,225	33,170	1,433	467,829	62,072
Auto	1,203,509	362,441		1,565,951	15,642
Other	80,848			80,848
	18,573,937	23,436,886	1,433	42,012,256	2,049,818
Less: Accumulated Depreciation
Buildings	3,837,298	946,572	-	4,783,871	-
Machinery & Equipment	1,318,198	5,336,569	-	6,654,767	550,976
Furniture & Fixtures	368,591	16,011	487	385,090	7,728
Auto	718,990	161,289	-	880,280	6,703
Other	54,979	-	-	54,979	-
	6,298,058	6,460,441	487	12,758,986	565,407

Property, Plant, & Equipment, Net	12,275,879	16,976,445	946	29,253,270	1,484,411

As of December 31, 2011				Total	Total
	Wuhan	Wuhan	Other	Continuing	Discontinued
Category of Asset	Blower	Generating	Subsidiaries	Operations	Operations
Buildings	14,626,746	9,370,675	-	23,997,421	-
Machinery & Equipment	2,101,219	13,512,971	-	15,614,190	1,829,258
Furniture & Fixtures	415,778	32,698	1,433	449,909	34,837
Auto	1,193,582	359,452	-	1,553,034	15,513
Other	80,181	-	-	80,181	-
	18,417,506	23,275,796	1,433	41,694,735	1,879,608
Less: Accumulated Depreciation
Buildings	3,710,590	887,133	-	4,597,723	-
Machinery & Equipment	1,250,561	5,007,564	-	6,258,125	503,206
Furniture & Fixtures	357,712	14,795	215	372,722	6,175
Auto	674,136	148,910	-	823,046	5,911
Other	51,400	-	-	51,400	-
	6,044,399	6,058,402	215	12,103,016	515,292

Property, Plant, & Equipment, Net	12,373,107	17,217,394	1,218	29,591,719	1,364,316

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

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

9.	LAND USE RIGHTS

At March 31, 2012			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	2,382,299	-	2,382,299	11,373,103
Less: Accumulated Amortization	(437,182)	-	(437,182)	(1,088,335)
Land Use Rights, Net	1,945,117	-	1,945,117	10,284,768

At December 31, 2011			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	2,362,648	-	2,362,648	11,279,290
Less: Accumulated Amortization	(386,322)	-	(386,322)	(998,406)
Land Use Rights, Net	1,976,326	-	1,976,326	10,280,884

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

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

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

The following table details the assets that are accounted for in the Construction-in-Progress account at March 31, 2012 and December 31, 2011:

March 31,		Total	Total
2012		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	165,767
Wuhan Blower	Testing Facility	951
Wuhan Blower	Badminton Courts	26,140
Wuhan Blower	Technological Remodeling	451,919
Wuhan Blower	Lighting	118,818
Wuhan Blower	Dining Hall	13,706
Wuhan Blower	Wall	70,067
Wuhan Generating	Capitalized Interest	1,467,772
Wuhan Generating	Equipment Requiring Installation	6,577,083
Wuhan Generating	Generating Workshop	6,566,566
Wuhan Sungreen	Landscaping		359,931
Wuhan Sungreen	Workshop		5,279,660
Wuhan Sungreen	Office Building		6,355,165
Wuhan Sungreen	Utility Systems Setup		1,108,964
Wuhan Sungreen	Gate Remodeling		55,722
		15,458,789	13,159,442

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

December 31,		Total	Total
2011		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	164,399	-
Wuhan Blower	Testing Facility	945	-
Wuhan Blower	Badminton Courts	25,924	-
Wuhan Blower	Technological Remodeling	448,191	-
Wuhan Blower	Lighting	117,837	-
Wuhan Blower	Dining Hall	13,593	-
Wuhan Blower	Wall	22,990	-
Wuhan Generating	Capitalized Interest	1,424,214	-
Wuhan Generating	Equipment Requiring Installation	6,522,831	-
Wuhan Generating	Generating Workshop	6,290,566	-
Wuhan Sungreen	Landscaping	-	317,366
Wuhan Sungreen	Workshop	-	5,236,110
Wuhan Sungreen	Office Building	-	6,302,744
Wuhan Sungreen	Utility Systems Setup	-	1,099,816
Wuhan Sungreen	Gate Remodeling	-	55,264
		$15,031,490	$13,011,300

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	At	At
	March 31,	December 31,
	2012	2011
Category of Asset
Trademarks	99,014	113,910
Mitsubishi License	306,969	325,373
Tianyu CAD License	7,866	4,252
Sunway CAD License	16,397	13,130
Microsoft License	11,726	18,068
	441,972	474,733

Less: Accumulated Amortization
Trademarks	(63,451)	(78,165)
Mitsubishi License	(212,817)	(229,287)
Tianyu CAD License	(2,920)	(3,306)
Sunway CAD License	(6,213)	(11,116)
Microsoft License	(9,806)	(7,818)
	(295,207)	(329,692)

Intangible Assets, Net	146,765	145,041

The weighted average amortization period for the Company’s intangible assets at March 31, 2012 and December 31, 2011 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

The discontinued operations do not have any intangible assets.

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at March 31, 2012 and December 31, 2011 for the Company’s bank loans and notes payable.

Continuing Operations
				Interest	At	At
				Rate Per	March 31,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2012	2011
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	7/13/2012	5.47%	1,584,234	1,571,166
Wuhan Blower	Bank Loans	Hankou Bank	10/14/2012	5.47%	1,584,234	1,571,166
Wuhan Blower	Bank Loans	Gansu Trust Co., Ltd.	12/15/2012	8.53%	11,089,636	10,998,162
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	1/8/2012	9.60%	-	3,927,915
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	4/19/2012	9.60%	3,960,584	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/09/2012	18%	919,252	1,571,166
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	12/1/2012	0.00%	3,770,476	3,739,375
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	12,990,716	12,883,561
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,326,891	3,299,449
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.56%	4,752,701	4,713,498
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.30%	7,921,169	7,855,830
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.30%	4,752,701	4,713,498
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.30%	6,336,935	6,284,664
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	6,812,205	6,756,014
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/14/2012	6.89%	2,693,196	2,670,982
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	4,752,701	4,713,498
Wuhan Generating	Bank Loans	Shenzhen Development Bank	3/12/2012	6.10%	-	3,142,331
Wuhan Generating	Bank Loans	Shenzhen Development Bank	4/12/2012	6.10%	1,584,234	-

Total					78,831,865	80,412,274

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	1/11/2012	-	-	2,670,982
Wuhan Blower	Notes Payable	Hankou Bank	2/5/2012	-	-	4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	4/7/2012	-	4,752,701	4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	6/8/2012	-	11,406,483	11,312,395
Wuhan Blower	Notes Payable	Hankou Bank	7/12/2012	-	2,693,197	-
Wuhan Blower	Notes Payable	Hankou Bank	8/6/2012	-	4,752,701	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	1/1/2012	-	-	442,211
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/2/2012	-	-	452,316
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/19/2012	-	-	693,970
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/12/2012	-	-	180,383
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/10/2012	-	388,016	384,815
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/12/2012	-	539,904	535,451
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/18/2012	-	-	227,176
Wuhan Blower	Notes Payable	Shenzhen Development Bank	8/6/2012	-	3,168,467	-
Wuhan Generating	Notes Payable	Hankou Bank	6/19/2012	-	7,604,323	7,227,364

Total					$35,305,792	$33,554,059

Total Short Term Bank Loans and Notes					$114,137,657	$113,966,333

Long-term
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	6.65%	4,594,278	4,556,380
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	6.65%	1,505,022	1,492,609

Total Long Term Bank Loans and Notes					$6,099,300	$6,048,989

Banking facilities extended by the Hankou Bank were secured by the Company’s and Wuhan Sungreen’s mortgage of real property and Hubei Di Long Industrial Group’s mortgage of real property in 2011 and 2012.

The loan from Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd was guaranteed by Wuhan Generating’s equity pledge, and guaranteed by Wuhan Generating, Wuhan Sungreen and Jie Xu.

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

The loan from China Construction Bank is secured by the company’s real property and land.

Wuhan Blower’s loan from Agricultural Bank of China is secured by the Company’s real property and the Company’s equity interest in Wuhan Generating. To add further credit enhancements, Hubei Zhongzhou Investment Company has guaranteed $2,571,161 of this loan, the remaining balance of $10,419,555 has been guaranteed by Hubei Huaguang International Trade Co., Ltd.

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

As of March 31, 2012, there were no bank loans or notes associated with the discontinued operations.

13.	WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet as a component of Accrued Liabilities.  The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary.  The Company’s typical sales contracts provide for a warranty period of 12-24 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the three months ended March 31, 2012 and the year ended December 31, 2011:

	March 31,	December 31,
	2012	2011

Balance at beginning of period	$1,012,771	$1,937,227
Adjustment
Accruals for current & pre-existing warranties issued during period	30,531	38,947
Less: Settlements made during period	(229,999)	(963,404)
Less: Reversals and warranty expirations	-	-
Balance at end of period	$813,303	$1,012,771

There was no outstanding warranty liability for discontinued operations.

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

14.	CAPITALIZATION

The Company’s outstanding securities at March 31, 2012 are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	32,505,000	N/A	N/A
Series A Preferred	6,241,453	02/07/2007	N/A
Series B Preferred	6,354,078	09/05/2009	N/A
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	01/02/2008	01/02/2018
Options Issued to Directors	160,000	03/10/2010	03/10/2020
Total Shares on Fully Diluted Basis	45,340,531

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

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

Upon completion of the warrant recapitalization on January 21, 2011, the Company had 32,505,000 shares of common stock outstanding.  As of March 31, 2012, the Company no longer has any Series A, B, C, AA, BB or JJ warrants outstanding.

15.	Commitments of statutory reserve

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of the Company’s registered Paid-in capital. The Company had future unfunded commitments, as provided below.

	March 31,	December 31,
	2012	2011
Unadjusted Registered Capital in PRC	$52,575,256	$52,575,256
50% maximum thereof	26,287,628	26,287,628

Less: Amounts Appropriated to Statutory Reserve	(4,563,592)	(4,563,592)
Unfunded Commitment	$21,724,036	$21,724,036

16.	INCOME TAXES

On February 7, 2007, income from the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, this tax is deferred until foreign source income is repatriated to the Company from earnings and profits after foreign income taxes, which has not yet occurred.

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%. As a business incentive, the Company was approved as a foreign investment enterprise in March 2007, and in accordance with the relevant regulations regarding the favorable tax treatment for a foreign investment enterprise, the Company was entitled to a two-year tax exemption followed by a three-year half exemption.  For the years ended December 31, 2008 and 2007, the Company was still within the two year tax exemption period, and accordingly, made no provision for income taxes. For the years ended December 31, 2010 and 2009, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate. From 2012, the Company’s tax rate should be 25%.

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

Income before taxes and the provision for taxes consists of the following:

	March 31, 2012	March 31,2011
Income (loss) before taxes:
US Federal	$(12,279)	$(3,719,225)
US State	-	-
BVI	-	(58)
PRC	2,363,025	2,802,376
Total income before taxes from continuing operations	2,350,746	(916,907)

Income (Loss) before taxes from discontinued operation	(177,118)	(107,475)
Total income before taxes	$2,173,629	$(1,024,382)

Provision for taxes:
Current:
U.S. Federal	-	-
U.S. State	-	-
BVI	-	-
PRC	620,524	387,412
Provision for taxes from continuing operations	620,524	387,412

Provision for taxes from discontinued operations	-	-

Currency effect	-	-
	$620,524	$387,412

Deferred:
U.S. Federal	-	-
U.S. State	-	-
BVI	-	-
PRC	-	-
Deferred taxes from continuing operations	-	-
Total provision for taxes from continuing operations	620,524	387,412

Deferred taxes from discontinued operations	-	-
Currency effect	-	-
Total provision for taxes from discontinued operations	-	-

Total provision for taxes	$620,524	$387,412
Effective tax rate	28.55%	(37.82)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at March 31, 2012 and December 31, 2011 are as follows:

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

	March 31, 2012	December 31, 2011
Deferred tax assets
Beginning balance – continuing operations	$1,238,831	$1,192,532
Current year additions resulting bad debt expense & warranty accrual expense – continuing operations	1,449,908	-
Reversals – continuing operations		-
Valuation allowance – continuing operations	-	-
Foreign currency effect – continuing operations	10,303	46,299
Ending balance – continuing operations	2,699,042	1,238,831

Beginning balance – discontinued operations	-	282,898
Current year additions resulting bad debt expense & warranty accrual expense – discontinued operations	-	-
Reversals – discontinued operations	-	-
Valuation allowance – discontinued operations	-	(288,942)
Foreign currency effect – discontinued operations	-	6,044
Ending balance – discontinued operations	-	-

Beginning balance – continuing operations	$1,238,831	$1,192,532
Beginning balance – discontinued operations	-	282,898
Beginning balance	1,238,831	1,475,430

Ending balance – continuing operations	2,699,042	1,238,831
Ending balance – discontinued operations	-	-
Ending balance	2,699,042	1,238,831

Total deferred tax assets	2,699,042	1,238,831
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	$2,699,042	$1,238,831
Reported as:
Current deferred tax assets	2,699,042	1,238,831
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$2,699,042	$1,238,831

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the three months ended March 31, 2012 and the year ended December 31, 2011 are shown in the following table:

	3/31/2012	12/31/2011
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00)%	(9.00)%
Accruals in foreign jurisdictions	3.55%	N/A
Tax holiday	N/A	N/A
Effective tax rate	28.55%	N/A

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months	3 months
	ended	ended
	March 31,	March 31,
	2012	2011
Basic Earnings Per Share Numerator
Net Income (Loss)	$1,553,104	$(1,411,794)
Income (Loss) from Continuing Operations	1,730,222	(1,304,319)
Income (Loss) from Discontinued Operations	(177,118)	(107,475)
Less:
Preferred Dividends	181,284	179,292
Income (Loss) Available to Common Stockholders	1,371,820	(1,591,086)
Income (Loss) from Continuing Operations Available to Common Stockholders	1,548,938	(1,483,611)
Income (Loss) from Discontinued Operations Available to Common Stockholders	(177,118)	(107,475)

Diluted Earnings Per Share Numerator
Income (Loss) Available to Common Stockholders	$1,371,820	$(1,591,086)
Income (Loss) from Continuing Operations Available to Common Stockholders	1,548,938	(1,483,611)
Income (Loss) from Discontinued Operations Available to Common Stockholders	(177,118)	(107,475)
Add:
Preferred Dividends	181,284	179,292
Income (Loss) Available to Common Stockholders on Converted Basis	$1,553,104	$(1,411,794)
Income (Loss) from Continuing Operations Available to Common Stockholders on Converted Basis	1,730,222	(1,304,319)
Income (Loss) from Discontinued Operations Available to Common Stockholders on Converted Basis	(177,118)	(107,475)

Original Shares:
Additions from Actual Events
- Issuance of Common Stock	32,505,000	28,327,607
- Issuance of Common Stock resulting from the Recapitalization of Warrants	-	3,202,668
Basic Weighted Average Shares Outstanding	32,505,000	31,530,275

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock	6,241,453	-
- Conversion of Series B Preferred Stock	6,354,078	-
Diluted Weighted Average Shares Outstanding:	45,100,531	31,530,275

Earnings Per Share
Basic-Net Income (Loss)	$0.04	$(0.05)
-Income (Loss) from Continuing Operations	0.05	(0.05)
-Income (Loss) from Discontinued Operations, net of taxes	(0.01)	(0.00)
Diluted-Net Income (Loss)	$0.03	$(0.04)
-Income from Continuing Operations	0.04	(0.04)
-Income (Loss) from Discontinued Operations, net of taxes	(0.01)	(0.00)

Weighted Average Shares Outstanding
- Basic	32,505,000	31,530,275
- Diluted	45,100,531	31,530,275

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

18.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating, and Wuhan Sungreen. Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers. Wuhan Generating is primarily engaged in the design, manufacture, installation, and service of power generating equipment. Wuhan Sungreen is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment. Below is a presentation of the Company’s results of operations for the three months ended March 31, 2012 and 2011, and financial position at March 31, 2012 and December 31, 2011. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations	Continuing Operations				Discontinued Operations
For the three months ended			Company,
March 31, 2012	Wuhan	Wuhan	UFG, Admin		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Sales	18,437,236	9,853,170	-	28,290,406	50,467
Cost of Sales	14,425,289	7,838,429	-	22,263,718	36,336
Gross Profit	4,011,947	2,014,741	-	6,026,688	14,131

Operating Expenses	2,046,188	213,210	34,030	2,293,428	191,342

Other Income (Expenses)	(452,107)	(942,880)	12,473	(1,382,514)	93

Earnings before Taxes	1,513,652	858,651	(21,557)	2,350,746	(177,118)

Taxes	378,413	242,111	-	620,524	-

Net Income	1,135,239	616,540	(21,557)	1,730,222	(177,118)

Financial Position	Continuing Operations				Discontinued Operations
At			Company,
March 31, 2012	Wuhan	Wuhan	UFG, Admin		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	136,255,216	84,847,609	(13,374,119)	207,728,706	2,316,744
Non Current Assets	50,431,217	37,182,945	(35,208,143)	52,406,019	24,944,464
Total Assets	186,686,433	122,030,554	(48,582,262)	260,134,725	27,261,208

Current Liabilities	96,263,393	61,943,868	1,155,802	159,363,063	1,805,956
Total Long Term Liabilities	-	6,099,300	-	6,099,300	-
Total Liabilities	96,263,393	68,043,168	1,155,802	165,462,363	1,805,956

Net Assets	90,423,040	53,987,386	(49,738,064)	94,672,362	25,455,252

Total Liabilities & Net Assets	186,686,433	122,030,554	(48,582,262)	260,134,725	27,261,208

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

Results of Operations	Continuing Operations				Discontinued Operations
For the three months ended			Company,
March 31, 2011	Wuhan	Wuhan	UFG, Admin		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Sales	$14,226,238	$13,161,882	$-	$27,388,120	$207,484
Cost of Sales	10,783,765	10,024,854	-	20,808,619	154,755
Gross Profit	3,442,473	3,137,028	-	6,579,501	52,729

Operating Expenses	1,330,810	1,188,386	264,023	2,783,219	183,261

Other Income (Expenses)	(769,770)	(488,159)	(3,455,260)	(4,713,189)	23,056

Earnings before Taxes	1,341,893	1,460,483	(3,719,283)	(916,907)	(107,476)

Taxes/(Deferred Tax Benefit)	(183,098)	(204,314)	-	(387,412)	-

Net Income	$1,158,795	$1,256,169	$(3,719,283)	$(1,304,319)	$(107,476)

Financial Position	Continuing Operations				Discontinued Operations
At			Company,
December 31, 2011	Wuhan	Wuhan	UFG, Admin		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	127,051,429	79,795,002	(13,471,000)	193,375,431	2,223,395
Non Current Assets	50,213,959	37,003,930	(34,917,387)	52,300,502	24,672,213
Total Assets	177,265,388	116,798,932	(48,388,387)	245,675,933	26,895,608

Current Liabilities	88,711,466	57,817,909	1,016,845	147,546,220	1,087,096
Total Long Term Liabilities	-	6,048,989	-	6,048,989	-
Total Liabilities	88,711,466	63,866,898	1,016,845	153,595,209	1,087,096

Net Assets	88,553,922	52,932,034	(49,405,232)	92,080,724	25,808,512

Total Liabilities & Net Assets	177,265,388	116,798,932	(48,388,387)	245,675,933	26,895,608

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

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

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

For the three months ended March 31, 2012 and year ended December 31, 2011, the Company recorded $0 and $4,555 and of stock compensation expense, respectively. The entire stock option compensation expenses were recorded as general and administrative expenses given the nature of the work contribution of the grantees.

The range of the exercise prices of the outstanding stock options at March 31, 2012 are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	240,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

The Company has not accrued or realized tax benefit related to the expense of stock options in the United States because it does not currently have a plan to repatriate its earnings.

The Company used the Black-Scholes Model to value the options granted. The following table shows the weighted average fair value of the grants as of March 31, 2012 and December 31, 2011, and the assumptions that were employed in the model:

Grant Date
Weighted-average fair value of grants:	$0.27
Risk-free interest rate:	3.47%
Expected volatility:	2.21%
Expected life in months:	111.00

Since there is no net cash settlement arrangement for the warrants, they are classified as an equity instrument in accordance with EITF00-19. Thus, subsequent changes in fair value are not recognized.

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

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

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

The following table summarizes the amounts included in income/(loss) from discontinued operations for all periods presented. These revenues and expenses were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Discontinued Operations	3/31/2012	3/31/2011
For the period ended	Wuhan	Wuhan
	Sungreen	Sungreen
Sales	50,467	207,484
Cost of Sales	36,336	154,755
Gross Profit	14,131	52,729

Operating Expenses	191,342	183,261

Other Income (Expenses)	93	(23,056)

Earnings before Taxes	(177,118)	(107,476)

Taxes	-	-

Net Income	(177,118)	$(107,476)

The following table summarizes the amounts included in financial position from discontinued operations for all periods presented. These amounts included in financial position were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Financial Position	March 31, 2012	December 31, 2011
At	Wuhan	Wuhan
	Sungreen	Sungreen
Current Assets	2,316,744	2,223,395
Non Current Assets	24,944,464	24,672,213
Total Assets	27,261,208	26,895,608

Current Liabilities	1,805,956	1,401,330
Total Long Term Liabilities	-	-
Total Liabilities	1,805,956	1,401,330

Net Assets	25,455,252	25,494,278

Total Liabilities & Net Assets	27,261,208	26,895,608

Wuhan General Group (China), Inc.

As of March 31, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

The tax effects of temporary differences caused the deferred assets/(liabilities) associated with assets held for sale at March 31, 2012 and December 31, 2011 are as follows:

	3/31/2012	12/31/2011
Non-current deferred tax assets	$-	$-
Loss carryover items net of valuation allowance	-	-
Total deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Total deferred tax liabilities	-	-
Net deferred tax liabilities	$-	$-

22.	RELATED PARTY TRANSACTIONS

a.	Related Party Receivable

In 2011, the Company’s Chairman, Mr. Xu Jie, has procured a loan in the amount of USD $7.04 million (RMB 50,000,000) from Huaxia Bank. The Company’s subsidiary, Wuhan Blower has guaranteed the loan. The loan was due in May of 2011. Mr. Xu Jie was responsible to repay the principal and related interest for the loan. However, Wuhan Blower settled the principal on behalf of Mr. Xu Jie in 2011, which resulted in a related party receivable of $7,041,613 from Mr. Jie Xu as of December 31, 2011. Mr Xu Jie fully settled this amount in March of 2012.

b.	Related Party Payable

As of March 31, 2012, the related party payable $1,394,018 consisted of: (a) $664,507 loans from Mr. Xu Jie and his family and (b) $729,511 loan from Mr. Xiao Jixin, who is the authorized representative of Wuhan Generating.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this report includes some statements that are not purely historical fact and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, available liquidity, ability to refinance outstanding debt, and our ability to collect on our accounts receivable. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results for the three month periods ended March 31, 2012 and 2011 and the financial condition at March 31, 2012. The amounts shown below that were originally denominated in RMB were translated into U.S. dollars at the rate of 6.3122 RMB per 1 U.S. dollar, which is the March 31, 2012 period end exchange rate that the Company used in the accompanying financial statements.

Recent Developments

Effective December 29, 2010, we decided to sell the assets and business of Wuhan Sungreen. Accordingly, the results of Wuhan Sungreen’s operations have been excluded from continuing operations and reported as discontinued operations in the financial statements for the three month periods ended March 31, 2012 and 2011. Wuhan Sungreen is continuing its operations pending further action. As of March 31, 2012, we estimate that the fair market value of Wuhan Sungreen’s assets is approximately $18 to 24 million. We anticipate that all of the Wuhan Sungreen assets will be sold prior to October 1, 2012, and that any proceeds from the sale of such assets will be used to meet the working capital needs of Wuhan Blower and Wuhan Generating and/or to purchase new equipment for Wuhan Blower and Wuhan Generating.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Sales.  Sales increased $0.9 million, or 3.19%, to $28.29 million for the three months ended March 31, 2012 from $27.39 million for the same period in 2011.  This increase was the result of increase sales gained from of lower price competition in obtained more sales order.

Cost of Sales.  Our cost of sales increased $1.46 million, or 6.54%, to $22.26 million for the three months ended March 31, 2012 from $20.81 million during the same period in 2011.  As a percentage of sales, the cost of sales was 78.70% during the three months ended March 31, 2012 compared to 75.98% in the same period of 2011.  This increase as a percentage of sales was primarily attributable to inflationary pressures in the general economy of China relative to the overall cost of production.

Gross Profit.  Our gross profit Decreased $0.55 million, or 9.17%, to $6 million for the three months ended March 31, 2012 from $6.58 million for the same period in 2011.  Gross profit as a percentage of sales was 21.30% for the three months ended March 31, 2012 compared to 24.02% during the same period in 2011.

Selling Expenses.  Our selling expenses for the three months ended March 31, 2012 decreased by $53,541 or 14.12%, to $379,155 from $432,696 for the same period in 2011.  As a percentage of sales, selling expenses were 1.34% for the three months ended March 31, 2012 and 1.58% for the three months ended March 31, 2011. This decrease as a percentage of sales was primarily attributable to the decrease in transportation cost

General and Administrative Expenses.  Our general and administrative expenses decreased approximately $0.49 million, or 29.09%, to $1.69 million for the three months ended March 31, 2012 from approximately $2.18 million for the same period in 2011.  As a percentage of sales, general and administrative expenses were 0.06% for the three months ended March 31, 2012 compared to 0.08% for the same period in 2011.

Warranty Expense.  Our warranty expense increased to $228,219 for the three months ended March 31, 2012 from $174,030 for the same period in 2011.  As a percentage of sales, warranty expense was 0.81% for the three months ended March 31, 2012 compared to 0.64% for the same period in 2011.

Operating Income.  Our operating income decreased by approximately $63,022, or 1.69%, to a loss of $3,73 million for the three months ended March 31, 2012 from $3,80 million for the same period in 2011.  As a percentage of sales, operating loss was -0.66% for the three months ended March 31, 2012 compared to 13.86% for the same period in 2011.  This decrease as a percentage of sales was primarily attributable to a decrease in gross profit margin

Interest Income.  Our interest income increased to $37,610 for the three months ended March 31, 2012 from $8,763 for the same period in 2011.  This increase was due to increase in interest earning bank deposits.

Interest Expense.  Our interest expense increased $583,238, or 31,47%, to approximately $1.85 million for the three months ended March 31, 2012 from approximately $1.27 million for the same period in 2011.   This increase was due to an increase in loans from banks and other financial institutions in the current period.

Income Tax.  Our income tax liability for the three months ended March 31, 2012 was $620,524, which is a increase of $233,112, or 37,57% over the prior year period. Wuhan Blower and Wuhan Generating were subject to 25% PRC income tax during the three months ended March 31, 2012 , but 12.5% PRC income tax during three months ended March 31, 2011. Wuhan General did not incur any U.S. income tax liability during the three months ended March 31, 2012 and March 31, 2011.

Net Income.  Net income increased approximately $2.96 million, or 190.9%, to being a net income of $2.96 million during the three months ended March 31, 2012 from approximately net loss $1.41 million during the same period in 2011. This increase was primarily the result of the factors described above.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities. We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions. As of March 31, 2012, we had cash and cash equivalents of approximately $80.96million, including restricted cash of approximately $13.96 million.

The collection of our accounts receivable and other receivables is important to solidifying our liquidity position. Although we are still experiencing payment delays, we continue to focus on the collection of accounts receivable. Our accounts receivable ratio increased to 187 days at March 31, 2012, compared to 166 days at March 31, 2011.

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

Accounts receivable increased from approximately $56.57 million to $60.99 million from December 31, 2011 to March 31, 2011. The allowance for bad debt provided in accordance with the Company’s accounting policy was $232,798 at March 31, 2012. The Company applied a rate of 5% on outstanding accounts receivable, which results in an ending balance of approximately $3.2million. Our accounts receivable are currently at an appropriate level considering the Company’s recent increase in sales. However, we remain committed to a sustained focus on debt collection and management of our accounts receivable levels.

We have devoted increased resources to our collection efforts with respect to our outstanding accounts receivable. We have also aligned more closely the sales commission structure with the collection on sales. The accounts receivable balance increased by approximately $4.42 million from December 31, 2011 to March 31, 2012.

At March 31, 2012, we had approximately $21.83 million in other receivables, which is an increase of $3.34 million compared to the balance at December 31, 2011.

We also had advances to suppliers of approximately $24.46 million at March 31, 2012, which decreased by $0.73million compared to the balance at December 31, 2011. We typically need to place a deposit in advance with our suppliers on a portion of the purchase price, and for some suppliers, we must maintain a deposit for future orders.

We had inventory turnover of 59.48 times for the three months ended March 31, 2012. We calculate inventory turnover as sales divided by average inventory. Inventory decreased approximately $2.46 million in raw materials, increase approximately $1.26 million in work in progress and $4.02 million in finished goods for the three month period ended March 31, 2012. The increased inventory related to the Company’s increase in sales.

Net cash sourced in operating activities for the three months ended March 31, 2012 was approximately $9.30 million, as compared to approximately $3.28 million provided in the three months ended March 31, 2011. This change was primarily due to an decrease in payments to suppliers and tax payments and increase in continue operation.

Net cash used by investing activities for the three months ended March 31, 2012 was approximately $1.12 million, as compared to approximately $15.25 million used for the three months ended March 31, 2011. This change was mainly the result of a decrease in restricted cash and a decrease in plant and equipment expenditures.

Net cash provided by financing activities for the three months ended March 31, 2012 was approximately $221,635, as compared to approximately $2.54 million for the three months ended March 31, 2011. This change was primarily due to the decrease in bank loans and notes.

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

Bank Loans and Notes Generally

As of March 31, 2012, we had bank loans and debt from other non-bank entities totaling approximately $120.24 million (based on an exchange rate of 6.3122RMB per 1 U.S. dollar). Information regarding these loans and notes is set forth below in U.S. dollars.

Continuing Operations
				Interest		At
				Rate	At	December
				Per	March 31,	31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2012	2011
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	7/13/2012	5.47%	1,584,234	1,571,166
Wuhan Blower	Bank Loans	Hankou Bank	10/14/2012	5.47%	1,584,234	1,571,166
Wuhan Blower	Bank Loans	Gansu Trust Co., Ltd.	12/15/2012	8.53%	11,089,636	10,998,162
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	1/8/2012	9.60%	-	3,927,915
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	4/19/2012	9.60%	3,960,584	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/09/2012	18%	919,252	1,571,166
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	12/1/2012	0.00%	3,770,476	3,739,375
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	12,990,716	12,883,561
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,326,891	3,299,449
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.56%	4,752,701	4,713,498
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.30%	7,921,169	7,855,830
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.30%	4,752,701	4,713,498
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.30%	6,336,935	6,284,664
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	6,812,205	6,756,014
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/14/2012	6.89%	2,693,196	2,670,982
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	4,752,701	4,713,498
Wuhan Generating	Bank Loans	Shenzhen Development Bank	3/12/2012	6.10%	-	3,142,331
Wuhan Generating	Bank Loans	Shenzhen Development Bank	4/12/2012	6.10%	1,584,234	-

Total					78,831,865	80,412,274

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	1/11/2012	-	-	2,670,982
Wuhan Blower	Notes Payable	Hankou Bank	2/5/2012	-	-	4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	4/7/2012	-	4,752,701	4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	6/8/2012	-	11,406,483	11,312,395
Wuhan Blower	Notes Payable	Hankou Bank	7/12/2012	-	2,693,197	-
Wuhan Blower	Notes Payable	Hankou Bank	8/6/2012	-	4,752,701	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	1/1/2012	-	-	442,211
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/2/2012	-	-	452,316
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/19/2012	-	-	693,970
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/12/2012	-	-	180,383
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/10/2012	-	388,016	384,815
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/12/2012	-	539,904	535,451
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/18/2012	-	-	227,176
Wuhan Blower	Notes Payable	Shenzhen Development Bank	8/6/2012	-	3,168,467	-
Wuhan Generating	Notes Payable	Hankou Bank	6/19/2012	-	7,604,323	7,227,364

Total					$35,305,792	$33,554,059

Total Short Term Bank Loans and Notes					$114,137,657	$113,966,333

Long-term
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	6.65%	4,594,278	4,556,380
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	6.65%	1,505,022	1,492,609

Total Long Term Bank Loans and Notes					$6,099,300	$6,048,989

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

Under this loan facility, Wuhan Blower executed a Loan Agreement on July 13, 2011, for a short-term loan for RMB 10,000,000 (approximately $1.58 million). This short-term loan was obtained for working capital purposes. This short-term loan matures on July 13, 2012 and has a floating interest rate, which was 6.56% per annum as of March 31, 2012. On October 14, 2011, for a short-term loan for RMB 10,000,000 (approximately $1.58 million). This short-term loan was obtained for working capital purposes. This short-term loan matures on October 14, 2012 and has a floating interest rate, which was 6.56% per annum as of March 31, 2012. If Wuhan Blower fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate. In addition, Wuhan Blower is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose. Upon Hankou Bank’s request, Wuhan Blower must provide copies of financial statements and other requested information. If Wuhan Blower breaches the terms of the short-term loan, among other rights, Hankou Bank may charge compound interest and penalty interest, accelerate the maturity date of the loan and withhold or deduct such amounts from Wuhan Blower’s other accounts with Hankou Bank. This short-term loan is subject to an early repayment fee.

The obligations under the Loan Facility Agreement and Loan Agreements with Hankou Bank are secured by the real property of the Borrowers and guaranteed by Wuhan Blower and Wuhan Sungreen. The Loan Facility Agreement and the Loan Agreements are governed by the laws of the People’s Republic of China.

Loan Facilities with China Minsheng Banking Corp., Limited

On July 14, 2011, Wuhan Blower entered into a Loan Agreement with China Minsheng Banking Corp., Limited for a short term loan for RMB 25,000,000 (approximately $3.96 million). This short-term loan was obtained for working capital purposes. This short-term loan matures on October 14, 2011 and has a fixed interest rate, which was 9.60% per annum as of March 31, 2012. If Wuhan Blower fails to make timely payments on this short-term loan, the interest rate will remain as stated in calculation for the extended period with no extra penalty rate.

Loan Facilities with Agricultural Bank of China

On July 15, 2011, Wuhan Generating entered into a Loan Agreement with Agricultural Bank of China for a short term loan for RMB 17,000,000 (approximately $2.66 million). This short-term loan was obtained for purchase of equipment purposes. This short-term loan matures on July 14, 2012 and has a floating interest rate, which was 6.89% per annum as of March 31, 2012. On June 16, 2011, Wuhan Generating entered into a Loan Agreement with Agricultural Bank of China for a short term loan for RMB 43,000,000 (approximately $6.8 million). This short-term loan was obtained for purchase of equipment purposes. This short-term loan matures on June 15, 2012 and has a floating interest rate, which was 6.89% per annum as of March 31, 2012. If Wuhan Generating fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate. In addition, Wuhan Generating is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose. There are covenants that require Wuhan Generating to maintain an asset to liability ratio over 80% during the entire term of the loan, and non-occurrence of continuous 3 years record of negative cash flow from operating activities.

Loan Facilities with Shenzhen Development Bank

On June 3, 2011, Wuhan Generating entered into a Loan Agreement with Shenzhen Development Bank for a short term loan for RMB 30,000,000 (approximately $4.75million). This short-term loan was obtained for working capital and equipment purchase purposes. This short-term loan matures on three months after the release day of the loan and has a floating interest rate, which was 6.10% per annum as of March 31, 2012. On December 13, 2011, Wuhan Generating entered into a Loan Agreement with Shenzhen Development Bank for a short term loan for RMB 20,000,000 (approximately $3.16million). This short-term loan was obtained for working capital and equipment purchase purposes. This short-term loan matures on three months after the release day of the loan and has a floating interest rate, which was 6.10% per annum as of March 31, 2012.If Wuhan Generating fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate. In addition, Wuhan Generating is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose.

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

Consolidation

The interim consolidated financial statements include the accounts of the Company and its subsidiaries, UFG, Wuhan Blower, Wuhan Generating, Wuhan Sungreen and Wuhan Administrative. Inter-company transactions, such as sales, cost of sales, due to/due from balances, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

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

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale. The Company considers annually whether these assets are impaired. The Company makes its determinations based on various factors that impact those assets. For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future. Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company. Equipment used for production, which undergo regular maintenance, are assessed annually. The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company. Based on its review, the Company believes that, as of March 31, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets.

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

Exchange Rates	March 31 2012	December 31, 2011	March 31 2011
Period-end RMB: US$ exchange rate	6.3122	6.3647	6.57010
Average period RMB: US$ exchange rate	6.2975	6.4735	6.58940

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

Effective January 1, 2009, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized. For the period ended March 31, 2012, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate. For 2012, the Company’s tax rate should be 25%.

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

None.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Principle Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principle Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon this evaluation as of March 31, 2012, our Chief Executive Officer and Principle Accounting Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. Therefore, our management concluded that our disclosure controls and procedures were not effective. We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which are described under “Item 9A. Controls and Procedures. Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K filed with the SEC on April 6, 2012.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, the Company had no significant changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2011 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document(1)

101.SCH*	XBRL Taxonomy Extension Schema Document(1)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(1)

_____________

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

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

Date: May 21, 2012

WUHAN GENERAL GROUP (CHINA), INC.

By:	/s/ Qi Ruilong
	Name:	Qi Ruilong
	Title:	President and Chief Executive Officer
(principal executive officer and duly authorized officer)

By:	/s/ Carol Pan
	Name:	Carol Pan
	Title:	Principle Accounting Officer
(principal accounting officer)

