Form 10-Q
period 2012-06-30
WUHAN GENERAL GROUP (CHINA), INC
filed 2012-08-21
CIK 842694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

N/A
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

As of August 16, 2012, the registrant had a total of 32,505,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Wuhan General Group (China), Inc.

Consolidated Financial Statements

June 30, 2012 and December 31, 2011

(Stated in US Dollars)

1

Wuhan General Group (China), Inc.

Contents	Pages

Report of Registered Independent Public Accounting Firm	3

Consolidated Balance Sheets	4 - 5

Consolidated Statements of Income	6

Consolidated Statements of Stockholders’ Equity	7 – 8

Consolidated Statements of Cash Flows	9 – 10

Notes to the Financial Statements	11 – 35

Board of Directors and Stockholders

Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of June 30, 2012 and December 31, 2011, and the related statements of income, stockholders’ equity, and cash flows for the three months and six months ended June 30, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
August 10, 2012	Certified Public Accountants

Wuhan General Group (China), Inc.

Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

		At	At
	Note	June 30,	December 31,
		2012	2011
ASSETS
Current Assets
Cash	2(e)	$65,627,716	$57,522,050
Restricted Cash	3	25,732,554	13,953,294
Notes Receivable	4	42,724	-
Accounts Receivable	2(f),5	61,366,535	56,567,722
Other Receivable		24,065,227	18,487,992
Related Party Receivable		-	7,041,613
Inventory	2(g),6	22,880,650	13,300,792
Advances to Suppliers		26,521,456	25,184,728
Advances to Employees	7	66,820	30,158
Prepaid Expenses		795,591	7,041
Prepaid Taxes		43,325	41,210
Deferred Tax Asset		2,663,465	1,238,831
Current assets held for sale	2(bb) ,21	5,493,464	2,223,395
Total Current Assets		235,299,527	195,598,826
Non-Current Assets
Property, Plant & Equipment, net	2(h),8	29,762,437	29,591,719
Land Use Rights, net	2(j),9	1,966,604	1,976,326
Construction in Progress	10	15,271,052	15,031,490
Deposits		6,574,399	5,555,926
Intangible Assets, net	2(i),11	128,890	145,041
Long-term assets held for sale	2(bb) ,21	24,709,545	24,672,213
Total Assets		$313,712,454	$272,571,541
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Bank Loans & Notes	12	$126,436,381	$113,966,333
Accounts Payable		10,213,537	5,478,580
Taxes Payable		13,465,144	10,841,233
Other Payable		8,044,438	5,035,021
Related Party Payable		1,406,865	-
Dividend Payable		1,816,828	1,454,257
Accrued Liabilities	13	3,872,832	3,593,025
Customer Deposits		8,402,220	7,177,771
Current liabilities associated with assets held for sale	2(bb), 21	19,162,224	1,401,330
Total Current Liabilities		192,820,469	148,947,550
Long Term Liabilities
Bank Loans and Notes	12	5,854,707	6,048,989
Total Liabilities		$198,675,176	$154,996,539

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

		At	At
	Note	June 30,	December 31,
		2012	2011
Stockholders' Equity

Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at June 30, 2012 and December 31, 2011	14	$624	$624
Additional Paid in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid in Capital - Warrants		63,171	63,171
Additional Paid in Capital - Beneficial Conversion Feature		6,371,547	6,371,547
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at June 30, 2012 and December 31, 2011	14	635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 32,505,000 and 28,327,607 Shares Issued & Outstanding at June 30, 2012 and December 31, 2011, respectively	14	3,251	3,251
Additional Paid in Capital		42,090,417	42,090,417
Statutory Reserve	2(u),15	4,563,592	4,563,592
Retained Earnings		22,620,524	21,369,395
Accumulated Other Comprehensive Income	2(v)	14,492,252	18,281,105
Total Stockholders' Equity		115,037,278	117,575,002

Total Liabilities & Stockholders' Equity		$313,712,454	$272,571,541

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Income

For the three and six months ended June 30, 2012 and 2011

(Stated in US Dollars)

	Note	Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
		June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales	2(l)	$22,393,227	$32,255,783	$50,683,633	$59,643,903
Cost of Sales	2(m)	18,577,326	22,741,366	40,841,044	43,549,985
Gross Profit		3,815,901	9,514,417	9,842,589	16,093,918

Operating Expenses
Selling	2(n)	380,756	267,446	759,911	700,143
General & Administrative	2(p)	1,984,422	2,897,838	3,670,476	5,074,326
Warranty	2(w),14	(1,010)	21,674	227,209	195,705
Total Operating Expenses		2,364,168	3,186,958	4,657,596	5,970,174

Operating Income		1,451,733	6,327,459	5,184,993	10,123,744

Other Income (Expenses)
Other Income		374,401	87,776	807,411	138,188
Interest Income		24,008	80,404	61,618	89,166
Other Expenses		(3,247)	(2,398)	(3,247)	(49,605)
Interest Expense		(1,464,711)	(2,954,482)	(3,317,845)	(4,224,378)
Expense for warrant recapitalization		-	-	-	(3,455,260)
Total Other Income (Loss) & Expenses		(1,069,549)	(2,788,700)	(2,452,063)	(7,501,889)

Earnings from Continuing Operations before Taxes		382,184	3,538,759	2,732,930	2,621,855
Income Taxes	2(t), 16	132,901	456,593	753,425	844,005
Income from Continuing Operations		249,283	3,082,166	1,979,505	1,777,850
Income (Loss) from Discontinued Operations, net of taxes		(188,688)	(90,893)	(365,806)	(198,370)

Net Income		$60,595	$2,991,273	$1,613,699	$1,579,480
Preferred Dividends Declared		(181,286)	(181,284)	(362,570)	(360,577)
Income Available to Common Stockholders		$(120,691)	$2,809,989	$1,251,129	$1,218,903
Earnings Per Share	17
Basic - Net Income		$(0.00)	$0.09	$0.04	$0.04
- Income from Continuing Operations		(0.00)	0.09	0.05	0.05
- Loss from Discontinued Operations		(0.01)	(0.00)	(0.01)	(0.01)

Diluted - Net Income		(0.00)	0.06	0.04	0.04
- Income from Continuing Operations		0.01	0.06	0.05	0.05
- Loss from Discontinued Operations		$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding
Basic		32,505,000	32,505,000	32,505,000	32,040,845
Diluted		45,100,531	45,100,531	38,859,078	38,394,923

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Comprehensive Income
Net Income	$60,595	$2,991,273	$1,613,699	$1,579,480
Other Comprehensive Income
Foreign Currency Translation Adjustment	(4,969,645)	972,071	(3,788,853)	2,663,435
Total Comprehensive Income	$(4,949,050)	$3,963,344	$(2,175,154)	$4,242,915

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Stockholders’ Equity

For the periods ended June 30, 2012 and December 31, 2011

(Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compre
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2012	6,241,453	624	8,170,415	63,171	6,371,547	6,354,078	635	12,637,158	-	4,023,692	32,505,000	3,251	42,090,417	4,563,592	21,369,395	18,281,105	117,575,002
Stock Option Compensation
Recapitalization of Warrants
Expense related to recapitalization of warrants
Net Income															1,613,699		1,613,699
Preferred Dividends Declared															(362,570)		(362,570)
Appropriations of Retained Earnings
Foreign Currency Translation Adjustment																(3,788,853)	(3,788,853)
Balance, June 30, 2012	6,241,453	624	8,170,415	63,171	6,371,547	6,354,078	635	12,637,158	-	4,023,692	32,505,000	3,251	42,090,417	4,563,592	22,620,524	14,492,252	115,037,278

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Stockholders’ Equity

For the periods ended June 30, 2012 and December 31, 2011 (Stated in US Dollars)

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

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Cash Flows

For the three and six months ended June 30, 2012 and 2011

(Stated in US Dollars)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities
Cash Received from Customers	$20,645,054	$18,968,445	$48,281,190	$45,750,713
Cash Paid to Suppliers & Employees	(13,080,446)	(24,136,911)	(29,306180)	(43,327,856)
Interest Received	24,072	80,404	61,682	89,166
Interest Paid	(1,583,185)	(2,954,483)	(3,436,319)	(4,224,378)
Taxes Paid	(1,662,109)	(685,878)	(2,608,599)	(3,794,166)
Miscellaneous Receipts	512,586	87,777	945,598	138,188
Cash Provided by operating activities – continuing operations	4,855,972	(8,640,646)	13,937,372	(5,368,333)
Cash Provided by operating activities – discontinued operations	-	(105,412)	219,982	(95,289)
Cash Sourced/(Used) in Operating Activities	4,855,972	(8,746,058)	14,157,354	(5,463,622)

Cash Flows from Investing Activities
Cash Released/(Invested in) Restricted Time Deposits	(16,515,200)	20,814,390	(16,526,321)	6,523,568
Purchase of Short Term Investment Fund or Investment Property	-	986,015	-	986,015
Payments for Purchases and Construction of Plant & Equipment	(628,006)	(3,324,976)	(1,372,827)	(4,227,475)
Payments for Deposits	(972,303)	(7,712)	(1,018,454)	(7,943)
Cash Used in investing activities – continuing operations	(18,115,509)	18,467,717	(18,917,602)	3,274,165
Cash Used in investing activities – discontinued operations	-	58,838	(318,482)	1,219
Cash Sourced/(Used) in Investing Activities	(18,115,509)	18,526,555	(19,236,084)	3,275,384

Cash Flows from Financing Activities
Proceeds from Bank Loans and Notes	16,801,193	25,598,068	17,022,828	28,138,906
(Repayment of Bank Loans and Notes)	-	-	-	-
Dividends Paid	-	-	-	-
Cash provided by financing activities – continuing operations	16,801,193	25,598,068	17,022,828	28,138,906
Cash provided by financing activities – discontinued operations	-	-	-	-
Cash Sourced/(Used) in Financing Activities	16,801,193	25,598,068	17,022,828	28,138,906

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – continuing operations	3,541,656	35,425,139	12,042,598	26,044,738
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – discontinued operations	-	(46,574)	(98,500)	(94,070)
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	20,346,540	35,378,565	11,944,098	25,950,668

Effect of Currency Translation – continuing operations	(4,925,056)	616,407	(3,936,932)	2,353,949
Effect of Currency Translation – discontinued operations	(27,746)	1,166	84,220	(1,225)
	(3,852,712)	617,573	(3,852,712)	2,352,724

Cash & Cash Equivalents at Beginning of Period - continuing operations	67,011,116	19,210,341	57,522,050	26,853,200
Cash & Cash Equivalents at Beginning of Period - discontinued operations	34,967	89,502	21,501	139,389
	67,046,083	19,299,843	57,543,551	26,992,589

Cash & Cash Equivalents at End of Period - continuing operations	65,627,716	55,251,887	65,627,716	55,251,887
Cash & Cash Equivalents at End of Period - discontinued operations	7,221	44,094	7,221	44,094
Cash & Cash Equivalents at End of Period	$65,634,937	$55,295,981	$65,634,937	$55,295,981

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities

For the three and six months ended June 30, 2012 and 2011

(Stated in US Dollars)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Income	$(95,664)	$2,991,273	$1,613,699	$1,579,480

Adjustments to Reconcile Net Income to
Net Cash Provided by / <Used in> Operating Activities :

Stock Compensation	-	-	-	4,555
Expense for warrant recapitalization	-	-	-	3,455,260
Amortization	73,274	123,408	179,577	230,786
Depreciation	447,741	876,846	1,153,827	1,629,999
Decrease/(Increase) in Notes Receivable	503,837	286,472	(14,527)	173,368
Decrease/(Increase) in Accounts Receivable	(372,620)	(6,188,269)	(4,784,395)	(8,364,122)
Decrease/(Increase) in Other Receivable	(2,232,687)	(11,354,559)	(5,662,859)	(11,411,215)
Decrease/(Increase) in Related Party Receivable			7,113,376	-
Decrease/(Increase) in Inventory	(5,224,597)	(2,432,879)	(8,126,406)	(5,688,867)
Decrease/(Increase) in Advances to Suppliers	(2,065,244)	7,494,248	(1,346,684)	8,060,595
Decrease/(Increase) in Advances to Employees	2,631	31,567	(36,662)	25,429
Decrease/(Increase) in Prepaid Expenses	(802,576)	(1,834,090)	(792,499)	(1,831,524)
Decrease/(Increase) in Prepaid Taxes	5,658	180,385	(7,703)	(411,719)
Decrease/(Increase) in Deferred Tax Asset	35,579	(24,371)	(1,424,633)	(33,736)
Increase/(Decrease) in Accounts Payable	3,189,048	(5,878,874)	4,914,101	(591,511)
Increase/(Decrease) in Taxes Payable	49,831	1,548,472	2,621,895	(2,084,914)
Increase/(Decrease) in Other Payable	10,576,651	(737,334)	15,324,066	1,594,733
Increase/(Decrease) in Related Party Payable	124,643	2,287,549	1,927,908	2,287,549
Increase/(Decrease) in Accrued Liabilities	198,616	(67,424)	279,808	207,694
Increase/(Decrease) in Customer Deposits	285,592	3,951,522	1,225,465	5,704,538

Total of all adjustments	4,795,377	(11,737,331)	12,543,655	(7,043,104)

Net Cash Provided by Operating Activities	$4,855,972	(8,746,058)	$14,157,354	$(5,463,622)

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

	June 30,	December 31,	June 30,
Exchange Rates	2012	2011	2011
Period end RMB : US$ exchange rate	6.3197	6.3647	6.46400
Average period RMB : US$ exchange rate	6.3255	6.4735	6.54818

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

4.	NOTES RECEIVABLE

As of June 30, 2012	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$42,724	$-
Less: Allowance for Bad Debts	-	-
	$42,724	$-

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$-	$28,196
Less: Allowance for Bad Debts	-	-
	$-	$-

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

5.	ACCOUNTS RECEIVABLE

As of June 30, 2012	Continuing	Discontinued
	Operations	Operations

Total Accounts Receivable-Trade	$64,629,225	$220,632
Less: Allowance for Bad Debt	(3,262,690)	(11,031)
	$61,366,535	$209,601

Allowance for Bad Debts
Beginning Balance	$(2,977,248)	$(11,960)
Allowance Provided	(5,371,689)	(12,045)
Reversal	-	-
Less: Bad Debt Written Off	5,086,247	12,974
Ending Balance	$(3,262,690)	$(11,031)

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations
Total Accounts Receivable-Trade	$59,544,970	$235,978
Less: Allowance for Bad Debt	(2,977,248)	(11,960)
	$56,567,722	$224,018

Allowance for Bad Debts
Beginning Balance	$(2,604,525)	$(11,513)
Allowance Provided	(4,474,152)	(447)
Reversal	-	-
Less: Bad Debt Written Off	4,101,429	-
Ending Balance	$(2,977,248)	$(11,960)

6.	INVENTORY

As of June 30, 2012	Continuing	Discontinued
	Operations	Operations

Raw Materials	$6,903,805	$-
Work in Progress	12,162,665	-
Finished Goods	3,814,180	-
	$22,880,650	$-

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations

Raw Materials	$9,663,871	$131,081
Work in Progress	1,409,831	420,139
Finished Goods	2,227,090	902,232
	$13,300,792	$1,453,452

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $66,820 and $30,158 as of June 30, 2012 and December 31, 2011, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople. In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

As of June 30, 2012				Total	Total
	Wuhan	Wuhan	Other	Continuing	Discontinued
Category of Asset	Blower	Generating	Subsidiaries	Operations	Operations
Buildings	14,985,521	9,404,739	—	24,390,260	13,142,431
Machinery & Equipment	2,121,105	13,613,383	—	15,734,488	1,954,386
Furniture & Fixtures	423,715	33,132	1,433	458,280	63,463
Auto	1,263,793	362,011	—	1,625,804	15,624
Other	650,811	—	—	650,811	—
	19,444,945	23,413,265	1,433	42,859,643	15,175,904
Less: Accumulated Depreciation
Buildings	(3,948,896)	(721,527)	—	(4,670,422)
Machinery & Equipment	(1,366,935)	(5,701,072)	—	(7,068,007)	(656,280)
Furniture & Fixtures	(371,867)	(17,585)	(351)	(389,803)	(11,086)
Auto	(748,419)	(162,265)	—	(910,684)	(7,562)
Other	(58,289)	—	—	(58,289)	—
	(6,494,406)	(6,602,449)	(351)	(13,097,206)	(674,928)

Property, Plant, & Equipment, Net	12,950,539	16,810,816	1,082	29,762,437	14,500,976

As of December 31, 2011				Total	Total
	Wuhan	Wuhan	Other	Continuing	Discontinued
Category of Asset	Blower	Generating	Subsidiaries	Operations	Operations
Buildings	14,626,746	9,370,675	-	23,997,421	-
Machinery & Equipment	2,101,219	13,512,971	-	15,614,190	1,829,258
Furniture & Fixtures	415,778	32,698	1,433	449,909	34,837
Auto	1,193,582	359,452	-	1,553,034	15,513
Other	80,181	-	-	80,181	-
	18,417,506	23,275,796	1,433	41,694,735	1,879,608
Less: Accumulated Depreciation
Buildings	3,710,590	887,133	-	4,597,723	-
Machinery & Equipment	1,250,561	5,007,564	-	6,258,125	503,206
Furniture & Fixtures	357,712	14,795	215	372,722	6,175
Auto	674,136	148,910	-	823,046	5,911
Other	51,400	-	-	51,400	-
	6,044,399	6,058,402	215	12,103,016	515,292

Property, Plant, & Equipment, Net	12,373,107	17,217,394	1,218	29,591,719	1,364,316

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

9.	LAND USE RIGHTS

At June 30, 2012			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	2,379,472	-	2,379,472	11,359,605
Less:Accumulated Amortization	(412,868)	-	(412,868)	(1,168,572)
Land Use Rights, Net	1,966,604	-	1,966,604	10,191,033

At December 31, 2011			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	2,362,648	-	2,362,648	11,279,290
Less: Accumulated Amortization	(386,322)	-	(386,322)	(998,406)
Land Use Rights, Net	1,976,326	-	1,976,326	10,280,884

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

The following table details the assets that are accounted for in the Construction-in-Progress account at June 30, 2011 and December 31, 2010:

June 30,		Total	Total
2012		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	-
Wuhan Blower	Testing Facility	-
Wuhan Blower	Badminton Courts	26,109
Wuhan Blower	Technological Remodeling	-
Wuhan Blower	Lighting	-
Wuhan Blower	Dining Hall	-
Wuhan Generating	Capitalized Interest	542,342
Wuhan Generating	Equipment Requiring Installation	7,220,139
Wuhan Generating	Generating Workshop	6,558,774
Wuhan Generating	Construction Materials	923,688
Wuhan Sungreen	Landscaping		-
Wuhan Sungreen	Workshop		-
Wuhan Sungreen	Office Building		-
Wuhan Sungreen	Utility Systems Setup		-
Wuhan Sungreen			1,069
		15,271,052	1,069

December 31,		Total	Total
2011		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	164,399	-
Wuhan Blower	Testing Facility	945	-
Wuhan Blower	Badminton Courts	25,924	-
Wuhan Blower	Technological Remodeling	448,191	-
Wuhan Blower	Lighting	117,837	-
Wuhan Blower	Dining Hall	13,593	-
Wuhan Blower	Wall	22,990	-
Wuhan Generating	Capitalized Interest	1,424,214	-
Wuhan Generating	Equipment Requiring Installation	6,522,831	-
Wuhan Generating	Generating Workshop	6,290,566	-
Wuhan Sungreen	Landscaping	-	317,366
Wuhan Sungreen	Workshop	-	5,236,110
Wuhan Sungreen	Office Building	-	6,302,744
Wuhan Sungreen	Utility Systems Setup	-	1,099,816
Wuhan Sungreen	Gate Remodeling	-	55,264
		$15,031,490	$13,011,300

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	At	At
	June 30,	December 31,
	2012	2011
Category of Asset
Trademarks	98,897	113,910
Mitsubishi License	306,604	325,373
Tianyu CAD License	7,857	4,252
Sunway CAD License	11,712	13,130
Microsoft License	16,377	18,068
	441,447	474,733

Less: Accumulated Amortization
Trademarks	(65,766)	(78,165)
Mitsubishi License	(226,218)	(229,287)
Tianyu CAD License	(3,264)	(3,306)
Sunway CAD License	(10,345)	(11,116)
Microsoft License	(6,964)	(7,818)
	(312,557)	(329,692)

Intangible Assets, Net	128,890	145,041

The weighted average amortization period for the Company’s intangible assets at June 30, 2012 and December 31, 2011 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

The discontinued operations do not have any intangible assets.

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at June 30, 2012 and December 31, 2011 for the Company’s bank loans and notes payable.

Continuing Operations
						At
				Interest	At	December
				Rate Per	June 30,	31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2012	2011
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	7/13/2012	5.47%	1,582,354	1,571,166
Wuhan Blower	Bank Loans	Hankou Bank	10/14/2012	5.47%	1,582,354	1,571,166
Wuhan Blower	Bank Loans	Gansu Trust Co., Ltd.	12/15/2012	8.53%	11,076,475	10,998,162
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	1/8/2012	9.60%	-	3,927,915
Wuhan Blower	Bank Loans	Shenzhen Development Bank	6/3/2013	7.2%	4,747,061	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/09/2012	18%	829,153	1,571,166
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	12/1/2012	0.00%	3,766,002	3,739,375
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	7,595,297	12,883,561
Wuhan Blower	Bank Loans	Agricultural Bank of China	6/29/2013	7.2%	5,380,002	-
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,322,943	3,299,449
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.56%	-	4,713,498
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2013	8.244%	4,747,061	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/7/2013	7.872%	4,747,061	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/11/2013	7.572%	6,329,414	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/14/2013	7.572%	3,164,707	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/14/2013	7.572%	4,747,061	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.30%	-	7,855,830
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.30%	-	4,713,498
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.30%	-	6,284,664
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	-	6,756,014
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/14/2012	6.89%	2,690,001	2,670,982
Wuhan Generating	Bank Loans	Agricultural Bank of China	12/18/2012	7.87%	3,164,707	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	5/27/2013	6.15%	3,639,413	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	-	4,713,498
Wuhan Generating	Bank Loans	Shenzhen Development Bank	3/12/2012	6.10%	-	3,142,331
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/5/2013	7.38%	4,747,060	-
Wuhan Generating	Bank Loans	Wuhan Dong Xi Hu District Wu Yi Petty Loan Co., Ltd.	N/A	N/A	2,373,530	-
Total					80,231,656	80,412,274

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	1/11/2012	-	2,670,982
Wuhan Blower	Notes Payable	Hankou Bank	2/5/2012	-	4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	4/7/2012	-	4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	6/8/2012	-	11,312,395
Wuhan Blower	Notes Payable	Hankou Bank	7/12/2012	-	1,898,824	-
Wuhan Blower	Notes Payable	Hankou Bank	7/13/2012	-	158,235	-
Wuhan Blower	Notes Payable	Hankou Bank	7/14/2012	-	158,235	-
Wuhan Blower	Notes Payable	Hankou Bank	7/15/2012	-	158,235	-
Wuhan Blower	Notes Payable	Hankou Bank	7/16/2012	-	158,235	-
Wuhan Blower	Notes Payable	Hankou Bank	7/17/2012	-	158,235	-
Wuhan Blower	Notes Payable	Hankou Bank	8/6/2012	-	3,955,884	-
Wuhan Blower	Notes Payable	Hankou Bank	8/7/2012	-	791,177	-
Wuhan Blower	Notes Payable	Hankou Bank	10/18/2012	-	3,164,707	-
Wuhan Blower	Notes Payable	Hankou Bank	10/19/2012	-	1,582,354	-
Wuhan Blower	Notes Payable	Hankou Bank	12/7/2012	-	4,747,061	-
Wuhan Blower	Notes Payable	Hankou Bank	12/11/2012	-	3,322,943	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	1/1/2012	-	-	442,211
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/2/2012	-	-	452,316
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/19/2012	-	-	693,970
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/12/2012	-	-	180,383
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/10/2012	-	-	384,815
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/12/2012	-	-	535,451
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/18/2012	-	-	227,176
Wuhan Blower	Notes Payable	Shenzhen Development Bank	8/6/2012	-	3,164,707	-
Wuhan Generating	Notes Payable	Hankou Bank	6/19/2012	-	-	7,227,364
Wuhan Generating	Notes Payable	Hankou Bank	7/12/2012	-	316,471	-
Wuhan Generating	Notes Payable	Hankou Bank	12/21/2012	-	5,538,238	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	10/13/2012	-	7,911,768	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	10/18/2012	-	7,911,768	-
Wuhan Generating	Notes Payable	Shenzhen Development Bank	12/5/2012	-	1,107,648	-
Total					$46,204,725	$33,554,059

Total Short Term Bank Loans and Notes					$126,436,381	$113,966,333

Discontinued Operations
Wuhan Sungreen	Notes Payable	Industrial Bank Co., Ltd.	10/23/2012	-	4,747,061	-

Total					$4,747,061	-

Long-term
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	6.15%	4,430,590	4,556,380
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	6.15%	1,424,117	1,492,609

Total Long Term Bank Loans and Notes					5,854,707	$6,048,989

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

Wuhan Generating’s loans from Shenzhen Development Bank and Industrial Bank Co., Ltd are guaranteed by Jie Xu, Hongsheng Xu, and Wuhan Blower.

Banking facilities extended by the Agricultural Bank of China were secured by the Company’s mortgage of real property.

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

Certain notes payable, as indicated above, do not have a stated rate of interest. These notes are payable on demand to the Company’s creditors. The creditors have given extended credit terms secured by pledge of the Company’s restricted cash.

As of June 30, 2012, there were no bank loans associated with the discontinued operations.

13.	WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet as a component of Accrued Liabilities.  The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary.  The Company’s typical sales contracts provide for a warranty period of 12-24 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the six months ended June 30, 2012 and the year ended December 31, 2011:

	June 30,	December 31,
	2012	2011
Balance at beginning of period	$1,012,771	$1,937,227
Adjustment
Accruals for current & pre-existing warranties issued during period	48,806	38,947
Less: Settlements made during period	(346,189)	(963,404)
Less: Reversals and warranty expirations	-	-
Balance at end of period	$715,388	$1,012,771

There was no outstanding warranty liability for discontinued operations.

14. CAPITALIZATION

The Company’s outstanding securities at June 30, 2012 are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	32,505,000	N/A	N/A
Series A Preferred	6,241,453	02/07/2007	N/A
Series B Preferred	6,354,078	09/05/2009	N/A
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	01/02/2008	01/02/2018
Options Issued to Directors	160,000	03/10/2010	03/10/2020
Total Shares on Fully Diluted Basis	45,340,531

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

Income before taxes and the provision for taxes consists of the following:

	June 30, 2012	June 30, 2011
Income (loss) before taxes:
US Federal	$(34,819)	$(4,125,855)
US State	-	-
BVI	-	(4,332)
PRC	2,767,749	6,752,042
Total income before taxes from continuing operations	2,732,930	2,621,855

Income (Loss) before taxes from discontinued operation	(365,806)	(198,370)
Total income before taxes	$2,367,124	$2,423,485

Provision for taxes:
Current:
U.S. Federal	-	-
U.S. State	-	-
BVI	-	-
PRC	753,425	844,005
Provision for taxes from continuing operations	753,425	844,005

Provision for taxes from discontinued operations	-	-

Currency effect	-	-
	$753,425	$844,005

Deferred:
U.S. Federal	-	-
U.S. State	-	-
BVI	-	-
PRC	-	-
Deferred taxes from continuing operations	-	-
Total provision for taxes from continuing operations	753,425	-

Deferred taxes from discontinued operations	-	-
Currency effect	-	-
Total provision for taxes from discontinued operations	-	844,005

Total provision for taxes	$753,425	$844,005
Effective tax rate	31.83%	34.83%

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Deferred tax assets
Beginning balance – continuing operations	$1,238,831	$1,192,532
Current year additions resulting bad debt expense & warranty accrual expense – continuing operations	2,438,424	-
Reversals – continuing operations	(1,023,910)	-
Valuation allowance – continuing operations	-	-
Foreign currency effect – continuing operations	10,120	46,299
Ending balance – continuing operations	2,663,465	1,238,831

Beginning balance – discontinued operations	-	282,898
Current year additions resulting bad debt expense & warranty accrual expense – discontinued operations	-	-
Reversals – discontinued operations	-	-
Valuation allowance – discontinued operations	-	(288,942)
Foreign currency effect – discontinued operations	-	6,044
Ending balance – discontinued operations	-	-

Beginning balance – continuing operations	$1,238,831	$1,192,532
Beginning balance – discontinued operations	-	282,898
Beginning balance	1,238,831	1,475,430

Ending balance – continuing operations	2,663,465	1,238,831
Ending balance – discontinued operations	-	-
Ending balance	2,663,465	1,238,831

Total deferred tax assets	2,663,465	1,238,831
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	$2,663,465	$1,238,831
Reported as:
Current deferred tax assets	2,663,465	1,238,831
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$2,663,465	$1,238,831

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the six months ended June 30, 2012 and the year ended December 31, 2011 are shown in the following table:

	6/30/2012	12/31/2011
U.S. federal statutory income tax rate	34.00%	N/A
Lower rates in PRC, net	(9.00)%	N/A
Accruals in foreign jurisdictions	6.83%	N/A
Tax holiday	N/A	N/A
Effective tax rate	31.83%	N/A

17. EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Basic Earnings Per Share Numerator
Net Income	$60,595	$2,991,273	$1,613,699	$1,579,480
Income from Continuing Operations	249,283	3,082,166	1,979,505	1,777,850
Income (Loss) from Discontinued Operations	(188,688)	(90,893)	(365,806)	(198,370)
Less:
Preferred Dividends	181,286	181,284	362,570	360,577
Income Available to Common Stockholders	(120,691)	2,809,989	1,251,129	1,218,900
Income from Continuing Operations Available to Common Stockholders	67,997	2,900,881	1,616,935	1,417,270
Income (Loss) from Discontinued Operations Available to Common Stockholders	(188,688)	(90,893)	(365,806)	(198,370)

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$(120,691)	$2,809,989	$1,251,129	$1,218,903
Income from Continuing Operations Available to Common Stockholders	67,997	2,900,881	1,616,935	1,417,270
Income (Loss) from Discontinued Operations Available to Common Stockholders	(188,688)	(90,893)	(365,806)	(198,370)
Add:
Preferred Dividends	181,286	181,284	362,570	360,577
Income Available to Common Stockholders on Converted Basis	60,595	2,991,273	1,613,699	1,579,477
Income from Continuing Operations Available to Common Stockholders on Converted Basis	249,283	3,082,166	1,979,505	1,777,847
Income (Loss) from Discontinued Operations Available to Common Stockholders on Converted Basis	$(188,688)	$(90,894)	$(365,806)	$(198,370)

Original Shares:	32,505,000	32,505,000	32,505,000	28,327,607
Additions from Actual Events
- Issuance of Common Stock resulting from the Recapitalization of Warrants	-	-	-	3,713,238
Basic Weighted Average Shares Outstanding	32,505,000	32,505,000	32,505,000	32,040,845

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock*	6,241,453	6,241,453	-	-
- Conversion of Series B Preferred Stock*	6,354,078	6,354,078	6,354,078	6,354,078
- Exercise of Employee & Director Stock Options*	-	-	-	-
Diluted Weighted Average Shares Outstanding:	45,100,531	45,100,531	38,859,078	38,394,923

Earnings Per Share
Basic - Net Income	$(0.00)	$0.09	$0.04	$0.04
-Income from Continuing Operations	(0.00)	0.09	0.05	0.05
-Loss from Discontinued Operations, net of taxes	(0.01)	(0.00)	(0.01)	(0.01)

Diluted - Net Income	$(0.00)	$0.06	$0.04	$0.04
-Income from Continuing Operations	0.01	0.06	0.05	0.05
-Income (Loss) from Discontinued Operations, net of taxes	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding
- Basic	32,505,000	32,505,000	32,505,000	32,040,845
- Diluted	45,100,531	45,100,531	38,859,078	38,394,923

* Potentially anti-dilutive

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

18.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating, and Wuhan Sungreen. Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers. Wuhan Generating is primarily engaged in the design, manufacture, installation, and service of power generating equipment. Wuhan Sungreen is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment. Below is a presentation of the Company’s results of operations for the six months ended June 30, 2012 and 2011, and financial position at June 30, 2012 and December 31, 2011. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations	Continuing Operations				Discontinued Operations
For the six months ended			Company,
June 30, 2012	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Sales	$32,382,218	$18,301,415	$-	$50,683,633	$118,172
Cost of Sales	26,141,449	14,699,595	-	40,841,044	102,828
Gross Profit	6,240,769	3,601,820	-	9,842,589	15,344

Operating Expenses	3,240,938	1,365,299	51,359	4,657,596	401,019

Other Income (Expenses)	(916,129)	(1,548,408)	12,474	(2,452,063)	19,869

Earnings before Taxes	2,083,702	688,113	(38,885)	2,732,930	(365,806)

Taxes	520,925	232,499	-	753,425	-

Net Income	$1,562,777	$455,614	$(38,886)	$1,979,505	$(365,806)

Financial Position	Continuing Operations				Discontinued Operations
At			Company,
June 30, 2012	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	$137,789,175	$108,228,389	$(16,211,501)	$229,806,063	$5,493,464
Non Current Assets	50,750,693	38,118,903	(35,166,214)	53,703,382	24,709,545
Total Assets	188,539,868	146,347,292	(51,377,715)	283,509,445	30,203,009

Current Liabilities	97,791,179	86,727,610	(10,860,544)	173,658,245	19,162,224
Total Long Term Liabilities	-	5,854,707	-	5,854,707	-
Total Liabilities	97,791,179	92,582,317	(10,860,544)	179,512,952	19,162,224

Net Assets	90,748,689	53,764,975	(40,517,171)	103,996,493	11,040,785

Total Liabilities & Net Assets	$188,539,868	$146,347,292	$(51,377,715)	$283,509,445	$30,203,009

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

Results of Operations	Continuing Operations				Discontinued Operations
For the six months ended			Company,
June 30, 2011	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Sales	$30,005,579	$29,638,324	$-	59,643,903	$401,690
Cost of Sales	22,796,209	20,753,777	-	43,549,985	294,713
Gross Profit	7,209,370	8,884,547	-	16,093,918	106,977

Operating Expenses	3,135,783	2,160,265	674,127	5,970,174	307,674

Other Income (Expenses)	(2,637,861)	(1,407,970)	(3,456,058)	(7,501,889)	2,328

Earnings before Taxes	1,435,727	5,316,312	(4,130,184)	2,621,855	(198,370)

Taxes/(Deferred Tax Benefit)	179,466	664,539	-	844,005	-

Net Income	$1,256,261	$4,651,773	$(4,130,184)	$1,777,850	$(198,370)

Financial Position	Continuing Operations				Discontinued Operations
At			Company,
December 31, 2011	Wuhan	Wuhan	UFG, Admin		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	127,051,429	79,795,002	(13,471,000)	193,375,431	2,223,395
Non Current Assets	50,213,959	37,003,930	(34,917,387)	52,300,502	24,672,213
Total Assets	177,265,388	116,798,932	(48,388,387)	245,675,933	26,895,608

Current Liabilities	88,711,466	57,817,909	1,016,845	147,546,220	1,401,330
Total Long Term Liabilities	-	6,048,989	-	6,048,989	-
Total Liabilities	88,711,466	63,866,898	1,016,845	153,595,209	1,401,330

Net Assets	88,553,922	52,932,034	(49,405,232)	92,080,724	25,494,278

Total Liabilities & Net Assets	177,265,388	116,798,932	(48,388,387)	245,675,933	26,895,608

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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

For the six months ended June 30, 2012 and year ended December 31, 2011, the Company recorded $0 and $4,555 of stock compensation expense, respectively. The entire stock option compensation expenses were recorded as general and administrative expenses given the nature of the work contribution of the grantees.

The range of the exercise prices of the outstanding stock options at June 30, 2012 are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	240,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

The Company has not accrued or realized tax benefit related to the expense of stock options in the United States because it does not currently have a plan to repatriate its earnings.

The Company used the Black-Scholes Model to value the options granted. The following table shows the weighted average fair value of the grants as of June 30, 2012, and the assumptions that were employed in the model:

June 30, 2012
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

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

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

The following table summarizes the amounts included in income/(loss) from discontinued operations for all periods presented. These revenues and expenses were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Discontinued Operations	6/30/2012	6/30/2011
For the six months ended	Wuhan	Wuhan
	Sungreen	Sungreen
Sales	118,172	$401,690
Cost of Sales	102,828	294,713
Gross Profit	15,344	106,977

Operating Expenses	401,019	307,674

Other Income (Expenses)	19,869	2,328

Earnings before Taxes	(365,806)	(198,370)

Taxes	-	-

Net Income	(365,806)	$(198,370)

The following table summarizes the amounts included in financial position from discontinued operations for all periods presented. These amounts included in financial position were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Financial Position	June 30, 2012	December 31, 2011
At	Wuhan	Wuhan
	Sungreen	Sungreen
Current Assets	5,493,464	2,223,395
Non Current Assets	24,709,545	24,672,213
Total Assets	30,203,009	26,895,608

Current Liabilities	19,162,224	1,401,330
Total Long Term Liabilities	-	-
Total Liabilities	19,162,224	1,401,330

Net Assets	11,040,785	25,494,278

Total Liabilities & Net Assets	30,203,009	26,895,608

Wuhan General Group (China), Inc.

As of June 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

The tax effects of temporary differences caused the deferred assets/(liabilities) associated with assets held for sale at June 30, 2012 and December 31, 2011 are as follows:

	6/30/2012	12/31/2011
Non-current deferred tax assets	$-	$-
Loss carryover items net of valuation allowance	-	-
Total deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Total deferred tax liabilities	-	-
Net deferred tax liabilities	$-	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.. Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, available liquidity, ability to refinance outstanding debt, and our ability to collect on our accounts receivable. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “projects,” “should,” and similar expressions, or the negatives of such terms, identify forward-looking statements.

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

Overview

Wuhan General Group (China), Inc. (the “Company”) is a holding company whose primary business operations are conducted through our wholly-owned subsidiary, Universe Faith Group Limited (“UFG”), which has no operations of its own and only serves to hold our Chinese operating subsidiaries, Wuhan Blower Co., Ltd. (“Wuhan Blower”), Wuhan Generating Equipment Co., Ltd. (“Wuhan Generating”) and Wuhan Sungreen Environment Protection Equipment Co., Ltd. (“Wuhan Sungreen”). Wuhan Blower is a manufacturer of industrial blowers that are principally components of steam-driven electrical power generation plants. Wuhan Generating manufactures industrial steam and water turbines, which also are principally used in electrical power generation plants. Wuhan Sungreen manufactures silencers, connectors and other general parts for industrial blowers and electrical equipment, and it produces general machinery equipment. Wuhan Blower, Wuhan Generating and Wuhan Sungreen conduct all of their operations in the People’s Republic of China(“PRC” or “China”). Prior to our acquisition of UFG in February 2007, we were a publicly shell company with no operations other than efforts to identify suitable parties for a merger transaction. Our corporate structure is the following:

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results for the three month periods ended June 30, 2012 and 2011 and the financial condition at June 30, 2012. The amounts shown below that were originally denominated in RMB were translated into U.S. dollars at the rate of 6.3197RMB per 1 U.S. dollar, which is the June 30, 2012 period end exchange rate that the Company used in the accompanying financial statements.

Recent Developments

Effective December 29, 2010, we decided to sell the assets and business of Wuhan Sungreen. Accordingly, the results of Wuhan Sungreen’s operations have been excluded from continuing operations and reported as discontinued operations in the financial statements for the three month periods ended June 30, 2012 and 2011. Wuhan Sungreen is continuing its operations pending further action. As of June 30, 2012, we estimate that the fair market value of Wuhan Sungreen’s assets is approximately $18 to 24 million. We anticipate that all of the Wuhan Sungreen assets will be sold prior to October 1, 2012, and that any proceeds from the sale of such assets will be used to meet the working capital needs of Wuhan Blower and Wuhan Generating and/or to purchase new equipment for Wuhan Blower and Wuhan Generating.

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

Results of operation for the three months ended June 30, 2012, as compared to three months ended June 30, 2011

Sales.  During the three months ended June 30, 2012, we generated $22.39 million as compared to $32.26 for the same period in 2011, representing a decrease of $10 million, or 30.6%. This decrease was the result of sales gained from of lower price sales order.

Cost of Sales.  During the three months ended June 30, 2012, our cost of sales was $18.58 million, as compared to $22.74 million during the same period in 2011, representing a decrease of $4.16 million, or 18.29%.  As a percentage of sales, the cost of sales was 82.96% during the three months ended June 30, 2012 compared to 70.50% in the same period of 2011.  This increase as a percentage of sales was primarily attributable to inflationary pressures in the general economy of China relative to the overall cost of production.

Gross Profit.  Our gross profit was $3.82 million for the three months ended June 30, 2012, as compared to $9.51 million for the same period in 2011, representing a decrease of $5.69 million, or 59.89%.  Gross profit as a percentage of sales was 17.04% for the three months ended June 30, 2012 compared to 29.50% during the same period in 2011.

Selling Expenses.  Our selling expenses for the three months ended June 30, 2012 was $380,756, as compared to $267,446, representing an increase of $113,310, or 42.37%. As a percentage of sales, selling expenses were 1.7% for the three months ended June 30, 2012 and 0.83% for the three months ended June 30, 2011. This decrease as a percentage of sales was primarily attributable to the decrease in transportation cost.

General and Administrative Expenses.  During the three months ended June 30, 2012, our general and administrative expenses was $1.98 million, as compared to $2.90 million for the same period in 2011, representing a decrease of $913,416, or 31.52%.  As a percentage of sales, general and administrative expenses were 8.86% for the three months ended June 30, 2012 compared to 8.98% for the same period in 2011.

Warranty Expense.  Our warranty expense was ($1,010) for the three months ended June 30, 2012, as compared to $21,674 for the same period in 2011.  As a percentage of sales, warranty expense was -0.0045% for the three months ended June 30, 2012, as compared to 0.067% for the same period in 2011.

Operating Income.  Our operating income decreased by approximately $4.88 million, or 77.06%, to $1.45 million for the three months ended June 30, 2012 from $6.33 million for the same period in 2011.  As a percentage of sales, operating was 6.48% for the three months ended June 30, 2012 compared to 19.62% for the same period in 2011.  This decrease as a percentage of sales was primarily attributable to a decrease in gross profit margin

Interest Income.  Our interest income decreased to $$24,008 for the three months ended June 30, 2012, as compared to $80,404 for the same period in 2011.  This decrease was due to decrease in interest earning bank deposits.

Interest Expense.  Our interest expense increased  $1.49 million, or 50.42%, to approximately $1.46 million for the three months ended June 30, 2012 from approximately $2.95 million for the same period in 2011.   This increase was due to an increase in loans from banks and other financial institutions in the current period.

Income Tax.  Our income tax liability for the three months ended June 30, 2012 was $132,901, as compared to $456,593 during the same period in 2011, representing a decrease of $323,692, or 70.89%. Wuhan Blower and Wuhan Generating were subject to 25% PRC income tax during the three months ended June 30, 2012.

Net Income.  Net income was $60,595 during the three months ended June 30, 2012, as compared to $3.00 million during the same period in 2011, representing a decrease of $2.93 million, or 97.97%. This decrease was primarily the result of the factors described above.

Results of operation for the six months ended June 30, 2012, as compared to six months ended June 30, 2011

Sales.  During the six months ended June 30, 2012, we generated $50.68 million as compared to $59.64 for the same period in 2011, representing a decrease of $8.56 million, or 15.02%. This decrease was the result of sales gained from of lower price sales order.

Cost of Sales.  During the six months ended June 30, 2012, our cost of sales was $40.84 million, as compared to $43.55 million during the same period in 2011, representing a decrease of $2.71 million, or 6.22%.  As a percentage of sales, the cost of sales was 82.96% during the three months ended June 30, 2012 compared to 70.50% in the same period of 2011.  This increase as a percentage of sales was primarily attributable to inflationary pressures in the general economy of China relative to the overall cost of production.

Gross Profit.  Our gross profit was $9.84 million for the six months ended June 30, 2012, as compared to $16.09 million for the same period in 2011, representing a decrease of $6.25 million, or 38.84%.  Gross profit as a percentage of sales was 19.42% for the six months ended June 30, 2012 compared to 26.98% during the same period in 2011.

Selling Expenses.  Our selling expenses for the six months ended June 30, 2012 was $759,911, as compared to $700,143, representing an increase of $59,768, or 8.54%. As a percentage of sales, selling expenses were 1.50% for the six months ended June 30, 2012 and 1.17 % for the six months ended June 30, 2011. This decrease as a percentage of sales was primarily attributable to the decrease in transportation cost.

General and Administrative Expenses.  During the six months ended June 30, 2012, our general and administrative expenses was $3.67 million, as compared to $5.07 million for the same period in 2011, representing a decrease of $1.40 million, or 27.67%.  As a percentage of sales, general and administrative expenses were 7.24% for the six months ended June 30, 2012 compared to 8.51% for the same period in 2011.

Warranty Expense.  Our warranty expense was $227,209 for the six months ended June 30, 2012, as compared to $195,705 for the same period in 2011.  As a percentage of sales, warranty expense was .44% for the six months ended June 30, 2012, as compared to .33% for the same period in 2011.

Operating Income.  Our operating income decreased by approximately $4.94 million, or 48.78%, to $5.18 million for the six months ended June 30, 2012 from $10.12 million for the same period in 2011.  As a percentage of sales, operating was 10.23% for the six months ended June 30, 2012 compared to 16.97% for the same period in 2011.  This decrease as a percentage of sales was primarily attributable to a decrease in gross profit margin

Interest Income.  Our interest income decreased to $61,618 for the six months ended June 30, 2012, as compared to $89,166 for the same period in 2011.  This decrease was due to decrease in interest earning bank deposits.

Interest Expense.  Our interest expense was $3.32 million for the six months ended June 30, 2012, as compared to $4.22 million during the same period in 2011, representing a decrease of 21.46%. This increase was due to an increase in loans from banks and other financial institutions in the current period.

Income Tax.  Our income tax liability for the six months ended June 30, 2012 was $753,425, as compared to 844,005 during the same period in 2011, representing a decrease of $90,580, or 10.73%. Wuhan Blower and Wuhan Generating were subject to 25% PRC income tax during the six months ended June 30, 2012.

Net Income.  Net income was $1.61 during the six months ended June 30, 2012, as compared to $1.58 million during the same period in 2011, representing an increase of $34,219, or 2.17%. This increase was primarily the result of the factors described above .

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities. We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions. As of June 30, 2012, we had cash and cash equivalents of approximately $65.63million, including restricted cash of approximately $25.73 million.

The collection of our accounts receivable and other receivables is important to solidifying our liquidity position. Although we are still experiencing payment delays, we continue to focus on the collection of accounts receivable. Our accounts receivable ratio increased to 470 days at June 30, 2012, compared to 187 days at June 30, 2011.

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

Accounts receivable increased from approximately $56.57 million to $61.37 million from December 31, 2011 to June 30, 2012. The allowance for bad debt provided in accordance with the Company’s accounting policy was $285,442 at June 30, 2012. The Company applied a rate of 5% on outstanding accounts receivable, which results in an ending balance of approximately $3.3million. Our accounts receivable are currently at an appropriate level considering the Company’s recent increase in sales. However, we remain committed to a sustained focus on debt collection and management of our accounts receivable levels.

We have devoted increased resources to our collection efforts with respect to our outstanding accounts receivable. We have also aligned more closely the sales commission structure with the collection on sales. The accounts receivable balance increased by approximately $4.80 million from December 31, 2011 to June 30, 2012.

At June 30, 2012, we had approximately $24.07 million in other receivables, which is an increase of $5.58 million compared to the balance at December 31, 2011.

We also had advances to suppliers of approximately $26.52 million at June 30, 2012, which increased by $1.34million compared to the balance at December 31, 2011. We typically need to place a deposit in advance with our suppliers on a portion of the purchase price, and for some suppliers, we must maintain a deposit for future orders.

We had inventory turnover of 167 times for the three months ended June 30, 2012. We calculate inventory turnover as sales divided by average inventory. Inventory decreased approximately $2.76 million in raw materials, increase approximately $10.75 million in work in progress and $1.59 million in finished goods for the three month period ended June 30, 2012. The increased inventory related to the Company’s decrease in sales.

Net cash sourced in operating activities for the three months ended June 30, 2012 was approximately $4.86 million, as compared to approximately -$8.75 million provided in the three months ended June 30, 2011. This change was primarily due to an decrease in payments to suppliers and tax payments and increase in continue operation.

Net cash used by investing activities for the three months ended June 30, 2012 was approximately -$18.11million, as compared to approximately $18.53 million used for the three months ended June 30, 2011. This change was mainly the result of a decrease in restricted cash and a decrease in plant and equipment expenditures.

Net cash provided by financing activities for the three months ended June 30, 2012 was approximately $16.80 million, as compared to approximately $25.60 million for the three months ended June 30, 2011. This change was primarily due to the decrease in bank loans and notes.

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

Bank Loans and Notes Generally

As of June 30, 2012, we had bank loans and debt from other non-bank entities totaling approximately $137.04 million (based on an exchange rate of 6.3197RMB per 1 U.S. dollar). Information regarding these loans and notes is set forth below in U.S. dollars. We plan to either repay this debt as it matures or refinance this debt with other debt. However, there can be no assurance that we will be able to obtain new financing or refinance our debt on favorable terms, if at all, in the future.

Continuing Operations

				Interest	At	At
				Rate Per	June 30,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2012	2011
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	7/13/2012	5.47%	1,582,354	1,571,166
Wuhan Blower	Bank Loans	Hankou Bank	10/14/2012	5.47%	1,582,354	1,571,166
Wuhan Blower	Bank Loans	Gansu Trust Co., Ltd.	12/15/2012	8.53%	11,076,475	10,998,162
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	1/8/2012	9.60%	-	3,927,915
Wuhan Blower	Bank Loans	Shenzhen Development Bank	6/3/2013	7.2%	4,747,061	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/09/2012	18%	829,153	1,571,166
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	12/1/2012	0.00%	3,766,002	3,739,375
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	7,595,297	12,883,561
Wuhan Blower	Bank Loans	Agricultural Bank of China	6/29/2013	7.2%	5,380,002	-
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,322,943	3,299,449
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.56%	-	4,713,498
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2013	8.244%	4,747,061	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/7/2013	7.872%	4,747,061	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/11/2013	7.572%	6,329,414	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/14/2013	7.572%	3,164,707	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/14/2013	7.572%	4,747,061	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.30%	-	7,855,830
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.30%	-	4,713,498
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.30%	-	6,284,664
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	-	6,756,014
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/14/2012	6.89%	2,690,001	2,670,982
Wuhan Generating	Bank Loans	Agricultural Bank of China	12/18/2012	7.87%	3,164,707	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	5/27/2013	6.15%	3,639,413	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	-	4,713,498
Wuhan Generating	Bank Loans	Shenzhen Development Bank	3/12/2012	6.10%	-	3,142,331
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/5/2013	7.38%	4,747,060	-
Wuhan Generating	Bank Loans	Wuhan Dong Xi Hu District Wu Yi Petty Loan Co., Ltd.	N/A	N/A	2,373,530	-

Total					80,231,656	80,412,274

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	1/11/2012	-		2,670,982
Wuhan Blower	Notes Payable	Hankou Bank	2/5/2012	-		4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	4/7/2012	-		4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	6/8/2012	-		11,312,395
Wuhan Blower	Notes Payable	Hankou Bank	7/12/2012	-	1,898,824	-
Wuhan Blower	Notes Payable	Hankou Bank	7/13/2012	-	158,235	-
Wuhan Blower	Notes Payable	Hankou Bank	7/14/2012	-	158,235	-
Wuhan Blower	Notes Payable	Hankou Bank	7/15/2012	-	158,235	-
Wuhan Blower	Notes Payable	Hankou Bank	7/16/2012	-	158,235	-
Wuhan Blower	Notes Payable	Hankou Bank	7/17/2012	-	158,235	-
Wuhan Blower	Notes Payable	Hankou Bank	8/6/2012	-	3,955,884	-
Wuhan Blower	Notes Payable	Hankou Bank	8/7/2012	-	791,177	-
Wuhan Blower	Notes Payable	Hankou Bank	10/18/2012	-	3,164,707	-
Wuhan Blower	Notes Payable	Hankou Bank	10/19/2012	-	1,582,354	-
Wuhan Blower	Notes Payable	Hankou Bank	12/7/2012	-	4,747,061	-
Wuhan Blower	Notes Payable	Hankou Bank	12/11/2012	-	3,322,943	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	1/1/2012	-	-	442,211
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/2/2012	-	-	452,316
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/19/2012	-	-	693,970
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/12/2012	-	-	180,383
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/10/2012	-	-	384,815
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/12/2012	-	-	535,451
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/18/2012	-	-	227,176
Wuhan Blower	Notes Payable	Shenzhen Development Bank	8/6/2012	-	3,164,707	-
Wuhan Generating	Notes Payable	Hankou Bank	6/19/2012	-	-	7,227,364
Wuhan Generating	Notes Payable	Hankou Bank	7/12/2012	-	316,471	-
Wuhan Generating	Notes Payable	Hankou Bank	12/21/2012	-	5,538,238	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	10/13/2012	-	7,911,768	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	10/18/2012	-	7,911,768	-
Wuhan Generating	Notes Payable	Shenzhen Development Bank	12/5/2012	-	1,107,648	-

Total					$46,204,725	$33,554,059

Total Short Term Bank Loans and Notes					$126,436,381	$113,966,333

Discontinued Operations

Wuhan Sungreen	Notes Payable	Industrial Bank Co., Ltd.	10/23/2012	-	4,747,061	-

Total					$4,747,061	-

Long-term
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	6.15%	4,430,590	4,556,380
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	6.15%	1,424,117	1,492,609

Total Long Term Bank Loans and Notes					5,854,707	$6,048,989

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

Under this loan facility, Wuhan Blower executed a Loan Agreement On October 14, 2011, for a short-term loan for RMB 10,000,000 (approximately $1.58 million). This short-term loan was obtained for working capital purposes. This short-term loan matures on October 14, 2012 and has a floating interest rate, which was 6.56% per annum as of June 30, 2012. If Wuhan Blower fails to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate. In addition, Wuhan Blower is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose. Upon Hankou Bank’s request, Wuhan Blower must provide copies of financial statements and other requested information. If Wuhan Blower breaches the terms of the short-term loan, among other rights, Hankou Bank may charge compound interest and penalty interest, accelerate the maturity date of the loan and withhold or deduct such amounts from Wuhan Blower’s other accounts with Hankou Bank. This short-term loan is subject to an early repayment fee.

The obligations under the Loan Facility Agreement and Loan Agreements with Hankou Bank are secured by the real property of the Borrowers and guaranteed by Wuhan Blower and Wuhan Sungreen. The Loan Facility Agreement and the Loan Agreements are governed by the laws of the People’s Republic of China.

Loan Facilities with China Minsheng Banking Corp., Limited

On July 14, 2011, Wuhan Blower entered into a Loan Agreement with China Minsheng Banking Corp., Limited for a short term loan for RMB 25,000,000 (approximately $3.96 million). This short-term loan was obtained for working capital purposes. This short-term loan matures on October 14, 2011 and has a fixed interest rate, which was 9.60% per annum as of June 30, 2012. If Wuhan Blower fails to make timely payments on this short-term loan, the interest rate will remain as stated in calculation for the extended period with no extra penalty rate.

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

Exchange Rates	June 30 2012	December 31, 2011	June 30 2011
Period-end RMB: US$ exchange rate	6.3197	6.3647	6.46400
Average period RMB: US$ exchange rate	6.3255	6.4735	6.54818

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

Not applicable because we are a smaller reporting company.

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

Based upon this evaluation as of June 30, 2012, our Chief Executive Officer and Principle Accounting Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. Therefore, our management concluded that our disclosure controls and procedures were not effective. We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which are described under “Item 9A. Controls and Procedures. Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K filed with the SEC on April 6, 2012.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, the Company had no significant changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

Currently, the Company is not subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

As of August 20, 2012, there were 12,964,286 shares of our common stock issuable upon conversion of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

Our common stock is no longer listed on a national securities exchange and is traded only in the over-the-counter market, which could negatively affect our stock price and liquidity.

The shares of our common stock were listed on The NASDAQ Stock Market LLC (“Nasdaq”) under the symbol “WUHN.” On June 15, 2012, Nasdaq suspended our common stock from listing. Subsequently, on July 11, 2012, Nasdaq delisted our shares. Our common stock is now trading over-the-counter and is quoted on the OTC Markets. However, the extent of the public market for our common stock and the continued availability of quotations would depend upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in our common stock on the part of securities firms and other factors. The OTC Market is significantly more limited market than the Nasdaq, and the quotation of our common stock on the OTC Market may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future or that we will be able to relist our common stock on a national securities exchange. In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in the Company by suppliers, customers and employees and the loss of institutional investor interest in our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

On June 15, 2012, Nasdaq suspended the Company’s common stock from listing. Subsequently, on July 11, 2012, Nasdaq delisted our stock. Our common stock is now quoted on the OTC Markets under the symbol “WUHN”. For further disclosure, please see the Company’s Form 8-K filed with the SEC on July 2, 2012.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

32.2+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2012

WUHAN GENERAL GROUP (CHINA), INC.

By:	/s/ Qi Ruilong
	Name:	Qi Ruilong
	Title:	President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Carol Pan
	Name:	Carol Pan
	Title:	Principle Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

32.2+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* To be filed by amendment.

