Form 10-K/A
period 2011-12-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2012-09-04
CIK 842694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

Amendment No. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-34125

WUHAN GENERAL GROUP (CHINA), INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1092589
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

Canglongdao Science Park of Wuhan East Lake Hi-Tech
Development Zone
Wuhan, Hubei, People’s Republic of China	430200
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-27-5970-0069

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

As of August 30, 2012, the registrant had a total of 32,505,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

		Page

PART II

Item 8.	Financial Statement and Supplementary Data	1

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	1

SIGNATURES		2

EXPLANATORY NOTE

This Amendment No. 2 (the “Second Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2011 filed on April 6, 2012 (the “Original 10-K”), as amended by Amendment No.1 to Form 10-K filed on April 30, 2012 (the “Amendment”), of Wuhan General Group (China), Inc. (the “Company”) is being filed with the Securities and Exchange Commission (the “SEC”) to provide the information in response to comments received from the Securities and Exchange Commission (the “Commission”) as a result of the Commission’s review of the Original 10-K and Amendment. Only Items 8 and 15 have been amended and restated in this Amendment.  Specifically, the audit report attached to our financials was revised to reference the appropriate periods covered by audit report. No other changes were made to the financial statements. No changes have been made to the Original 10-K or Amendment other than the changes in Item 8 and updates to the Exhibit Index and Cover Page.

Unless expressly stated, this Second Amendment does not reflect events occurring after the filing of the Original 10-K or the Amendment, nor does it modify or update in any way the disclosures contained in the Original 10-K or Amendment, which speak as of the date of their original filings.  Accordingly, this Second Amendment should be read in conjunction with the Original 10-K, the Amendment and our other SEC filings subsequent to the filing of the Original 10-K and the Amendment.

Unless the context requires otherwise, references to “we,” “us,” “our,” “Wuhan General” and the “Company” refer specifically to Wuhan General Group (China), Inc. and its subsidiaries.

PART II

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

4.3	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.2 to our Form 8-K filed on February 13, 2007)

1

10.1†	Employment Agreement between the Company and Carol Pan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on Feb 2, 2012)

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to our Form 8-K filed on March 14, 2008)

21.1	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract, compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* *Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WUHAN GENERAL GROUP (CHINA), INC.

Date: August 31, 2012	By:	/s/ Qi Ruilong
Name: Qi Ruilong
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Qi Ruilong	President, Chief Executive Officer and	August 31, 2012
Qi Ruilong	Director (principal executive officer)

/s/ Carol Pan	Principle Accounting Officer (principal	August 31, 2012
Carol Pan	financial and accounting officer)

/s/ Xu Jie	Chairman of the Board of Directors	August 31, 2012
Xu Jie

/s/ Huang Zhaoqi	Director	August 31, 2012
Huang Zhaoqi

/s/ Brian Lin	Director	August 31, 2012
Brian Lin

/s/ Shi Yu	Director	August 31, 2012
Shi Yu

/s/ Zheng Qingsong	Director	August 31, 2012
Zheng Qingsong
/s/ Yaojun (Larry) Liu	Director	August 31, 2012
Yaojun (Larry) Liu

2

Wuhan General Group (China), Inc.

Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

Wuhan General Group (China), Inc.

Contents	Pages

Report of Registered Independent Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5 – F-6

Consolidated Statements of Cash Flows	F-7 – F-8

Notes to the Financial Statements	F-9 – F-37

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wuhan General Group (China), Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
March 26, 2012	Certified Public Accountants
August 22, 2012, revision to reflect appropriate periods

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

Continuing Operations
				Interest
				Rate	At	At
				Per	December 31,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2011	2010
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	7/13/2012	5.47%	$1,571,166	$-
Wuhan Blower	Bank Loans	Hankou Bank	10/14/2012	5.47%	1,571,166	-
Wuhan Blower	Bank Loans	Hankou Bank	6/29/2011	5.31%	-	19,298,829
Wuhan Blower	Bank Loans	Hankou Bank	7/27/2011	5.31%	-	6,049,790
Wuhan Blower	Bank Loans	Hankou Bank	9/30/2011	5.31%	-	756,224
Wuhan Blower	Bank Loans	Hankou Bank	10/11/2011	5.31%	-	2,268,671
Wuhan Blower	Bank Loans	Gansu Trust Co., Ltd.	12/15/2012	8.53%	10,998,162	-
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	1/8/2012	9.60%	3,927,915	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2012	18.00%	1,571,166	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2011	18.00%	-	1,512,447
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	12/1/2012	0.00%	3,739,375	-
Wuhan Blower	Bank Loans	Wuhan Rui Sheng Feng Investment Co., Ltd.	4/8/2011	9.60%	-	2,268,671
Wuhan Blower	Bank Loans	Wuhan Zhong Jing Petty Loan Co., Ltd.	5/31/2011	20.40%	-	1,134,336
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	12,883,561	-
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,299,449	-
Wuhan Generating	Bank Loans	Hankou Bank	6/29/2011	5.36%		4,537,342
Wuhan Generating	Bank Loans	Hankou Bank	10/19/2011	5.36%		1,512,447
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.56%	4,713,498	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	4/27/2011	6.37%		9,074,685
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.30%	7,855,830	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.30%	4,713,498	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.30%	6,284,664	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/19/2011	5.35%		1,512,448
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/22/2011	5.35%		6,503,524
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/26/2011	5.35%		1,209,958
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	6,756,014	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/14/2012	6.89%	2,670,982	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	4,713,498	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	3/12/2012	6.10%	3,142,331	-

Total				Total	$80,412,274	$57,639,372

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

