Form 10-Q
period 2012-09-30
WUHAN GENERAL GROUP (CHINA), INC
filed 2012-11-19
CIK 842694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-34125

WUHAN GENERAL GROUP (CHINA), iNC.

(Exact name of registrant as specified in its charter)

Nevada	84-1092589
(State or other jurisdiction	(I.R.S. Employer Identification
of incorporation or organization)	No.)

Canglongdao Science Park of Wuhan East Lake Hi- Tech Development Zone
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

Yes ☐  No ☒

As of November 16, 2012, the registrant had a total of 32,505,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Wuhan General Group (China), Inc.

Consolidated Financial Statements

September 30, 2012 and December 31, 2011

(Stated in US Dollars)

1

Wuhan General Group (China), Inc.

Contents	Pages

Report of Registered Independent Public Accounting Firm	3

Consolidated Balance Sheets	4 - 5

Consolidated Statements of Income	6

Consolidated Statements of Stockholders’ Equity	7 – 8

Consolidated Statements of Cash Flows	9

Notes to the Financial Statements	10– 37

Board of Directors and Stockholders

Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Wuhan General Group (China), Inc. (the “Company”) as of September 30, 2012 and December 31, 2011, and the related statements of income, stockholders’ equity, and cash flows for the three months and nine months ended September 30, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
November 12, 2012	Certified Public Accountants

Wuhan General Group (China), Inc.

Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

		At	At
		September 30,	December 31,
	Note	2012	2011
ASSETS
Current Assets
Cash	2(e)	$40,334,639	$57,522,050
Restricted Cash	3	24,925,028	13,953,294
Notes Receivable	4	13,420	-
Accounts Receivable	2(f),5	64,149,814	56,567,722
Other Receivable		24,112,277	18,487,992
Related Party Receivable		-	7,041,613
Inventory	2(g),6	42,178,913	13,300,792
Advances to Suppliers		29,044,315	25,184,728
Advances to Employees	7	71,999	30,158
Prepaid Expenses		320,574	7,041
Prepaid Taxes		43,227	41,210
Deferred Tax Asset		2,657,451	1,238,831
Current assets held for sale	2(bb) ,21	5,614,239	2,223,395
Total Current Assets		233,465,896	195,598,826
Non-Current Assets
Property, Plant & Equipment, net	2(h),8	33,674,285	29,591,719
Land Use Rights, net	2(j),9	1,950,293	1,976,326
Construction in Progress	10	10,957,701	15,031,490
Deposits		6,559,575	5,555,926
Intangible Assets, net	2(i),11	120,458	145,041
Long-term assets held for sale	2(bb) ,21	24,535,548	24,672,213
Total Assets		$311,263,756	$272,571,541
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Bank Loans & Notes	12	$133,013,741	$113,966,333
Accounts Payable		7,909,373	5,478,580
Taxes Payable		11,956,972	10,841,233
Other Payable		12,082,461	5,035,021
Related Party Payable		775,440	-
Dividend Payable		2,000,112	1,454,257
Accrued Liabilities	13	3,673,848	3,593,025
Customer Deposits		9,973,343	7,177,771
Current liabilities associated with assets held for sale	2(bb), 21	13,015,249	1,401,330
Total Current Liabilities		194,400,539	148,947,550
Long Term Liabilities
Bank Loans and Notes	12	1,420,903	6,048,989
Total Liabilities		$195,821,442	$154,996,539

See Accompanying Notes to the Financial Statements

Wuhan General Group (China), Inc.

Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

		At	At
		September 30,	December 31,
	Note	2012	2011
Stockholders' Equity
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,241,453 Shares of Series A Convertible Preferred Stock Issued & Outstanding at September 30, 2012 and December 31, 2011	14	$624	$624
Additional Paid in Capital – Preferred Stock		8,170,415	8,170,415
Additional Paid in Capital – Warrants		63,171	63,171
Additional Paid in Capital - Beneficial Conversion Feature		6,371,547	6,371,547
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at September 30, 2012 and December 31, 2011	14	635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 32,505,000 and 28,327,607 Shares Issued & Outstanding at September 30, 2012 and December 31, 2011, respectively	14	3,251	3,251
Additional Paid in Capital		42,090,417	42,090,417
Statutory Reserve	2(u),15	4,563,592	4,563,592
Retained Earnings		18,939,189	21,369,395
Accumulated Other Comprehensive Income	2(v)	18,578,623	18,281,105
Total Stockholders' Equity		115,442,314	117,575,002

Total Liabilities & Stockholders' Equity		$311,263,756	$272,571,541

See Accompanying Notes to the Financial Statements

Wuhan General Group (China), Inc.

Consolidated Statements of Income

For the three and nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
	Note	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Sales	2(l)	$17,148,980	$33,239,853	$67,832,613	$92,883,756
Cost of Sales	2(m)	15,645,826	26,243,925	56,486,870	69,793,910
Gross Profit		1,503,154	6,995,928	11,345,743	23,089,846

Operating Expenses
Selling	2(n)	493,227	359,784	1,253,138	1,059,927
General & Administrative	2(p)	2,071,873	6,658,126	5,742,349	11,732,453
Warranty	2(w),14	(70)	74,455	227,139	270,160
Total Operating Expenses		2,565,030	7,092,365	7,222,626	13,062,540

Operating Income		(1,061,876)	(96,437)	4,123,117	10,027,306

Other Income (Expenses)
Other Income		175,223	14,195	982,634	151,460
Interest Income		6,637	12,528	68,255	101,694
Other Expenses		(331)	-	(3,578)	(48,682)
Interest Expense		(2,429,828)	(2,020,637)	(5,747,673)	(6,245,014)
Expense for warrant recapitalization		-	-	-	(3,455,260)
Total Other Income (Loss) & Expenses		(2,248,299)	(1,993,914)	(4,700,362)	(9,495,802)

Earnings from Continuing Operations before Taxes		(3,310,175)	(2,090,351)	(577,245)	531,504
Income Taxes	2(t), 16	(233)	291,541	753,192	1,135,546
Income (Loss) from Continuing Operations		(3,309,942)	(2,381,892)	(1,330,437)	(604,042)
Income (Loss) from Discontinued Operations, net of taxes		(188,109)	(138,604)	(553,915)	(336,974)

Net Income		$(3,498,051)	$(2,520,496)	$(1,884,352)	$(941,016)
Preferred Dividends Declared		(183,284)	(183,276)	(545,854)	(543,853)
Income Available to Common Stockholders		$(3,681,335)	$(2,703,772)	$(2,430,206)	$(1,484,869)
Earnings Per Share	17
Basic - Net Income		$(0.11)	$(0.08)	$(0.07)	$(0.05)
- Income from Continuing Operations		(0.11)	(0.08)	(0.06)	(0.04)
- Loss from Discontinued Operations		0.01	(0.00)	(0.02)	(0.01)

Diluted - Net Income		$(0.11)	$(0.08)	$(0.06)	$(0.03)
- Income from Continuing Operations		(0.10)	(0.07)	(0.04)	(0.02)
- Loss from Discontinued Operations		0.01	(0.01)	(0.02)	(0.01)
Weighted Average Shares Outstanding
Basic		32,505,000	32,505,000	32,505,000	32,226,507
Diluted		32,505,000	32,505,000	32,505,000	32,226,507

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Comprehensive Income
Net Income	$(3,498,051)	$(2,520,496)	$(1,884,352)	$(941,016)
Other Comprehensive Income
Foreign Currency Translation Adjustment	4,086,371	3,187,122	297,518	5,850,558
Total Comprehensive Income	$588,320	$666,626	$(1,586,834)	$4,909,542

See Accompanying Notes to the Financial Statements

Wuhan General Group (China), Inc.

Consolidated Statements of Stockholders’ Equity

For the periods ended September 30, 2012 and December 31, 2011

(Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compre
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2012	6,241,453	624	8,170,415	63,171	6,371,547	6,354,078	635	12,637,158	-	4,023,692	32,505,000	3,251	42,090,417	4,563,592	21,369,395	18,281,105	117,575,002
Stock Option Compensation
Recapitalization of Warrants
Expense related to recapitalization of warrants
Net Income															(1,884,352)		(1,884,352)
Preferred Dividends Declared															(545,854)		(545,854)
Appropriations of Retained Earnings
Foreign Currency Translation Adjustment																297,518	297,518
Balance, September 30, 2012	6,241,453	624	8,170,415	63,171	6,371,547	6,354,078	635	12,637,158	-	4,023,692	32,505,000	3,251	42,090,417	4,563,592	$18,939,189	18,578,623	115,442,314

See Accompanying Notes to the Financial Statements

Wuhan General Group (China), Inc.

Consolidated Statements of Stockholders’ Equity

For the periods ended September 30, 2012 and December 31, 2011

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

See Accompanying Notes to the Financial Statements

Wuhan General Group (China), Inc.

Consolidated Statements of Cash Flows

For the three and nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities
Cash Received from Customers	$15,807,346	$38,211,741	$64,088,536	$83,962,452
Cash Paid to Suppliers & Employees	(46,148,642)	(40,300,779)	(75,454,822)	(83,628,635)
Interest Received	6,734	12,527	68,416	101,694
Interest Paid	(2,429,885)	(1,710,691)	(5,866,204)	(5,935,069)
Taxes Paid	438,919	(184,464)	(2,169,680)	(3,978,630)
Miscellaneous Receipts	175,181	13,272	1,120,779	151,460
Cash Provided by operating activities – continuing operations	(32,150,347)	(3,958,394)	(18,212,975)	(9,326,728)
Cash Provided by operating activities – discontinued operations	-	327,356	219,982	232,067
Cash Sourced/(Used) in Operating Activities	(32,150,347)	(3,631,038)	(17,992,993)	(9,094,661)

Cash Flows from Investing Activities
Cash Released/(Invested in) Restricted Time Deposits	818,243	(2,104,824)	(15,708,078)	4,418,744
Purchase of Short Term Investment Fund or Investment Property		(1,503)	-	984,512
Payments for Purchases and Construction of Plant & Equipment	(229,980)	(569,439)	(1,602,807)	(4,796,914)
Payments for Deposits	14,863	(14,468)	(1,003,591)	(22,411)
Cash Used in investing activities – continuing operations	603,126	(2,690,234)	(18,314,476)	583,931
Cash Used in investing activities – discontinued operations	-	(232,497)	(318,482)	(231,278)
Cash Sourced/(Used) in Investing Activities	603,126	(2,922,731)	(18,632,958)	352,653

Cash Flows from Financing Activities
Proceeds from Bank Loans and Notes	2,132,837	4,269,658	19,155,665	32,408,564
(Repayment of Bank Loans and Notes)	-	-	-	-
Dividends Paid	-	-	-	-
Cash provided by financing activities – continuing operations	2,132,837	4,269,658	19,155,665	32,408,564
Cash provided by financing activities – discontinued operations	-	-	-	-
Cash Sourced/(Used) in Financing Activities	2,132,837	4,269,658	19,155,665	32,408,564

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – continuing operations	(29,414,384)	(2,378,970)	(17,371,786)	23,665,767
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – discontinued operations	-	94,859	(98,500)	789
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(29,414,384)	(2,284,111)	(17,470,286)	23,666,556

Effect of Currency Translation – continuing operations	4,121,307	3,049,479	184,375	5,404,782
Effect of Currency Translation – discontinued operations	(2,915)	2,592	81,305	13
	4,118,392	3,052,071	265,680	5,404,795
Cash & Cash Equivalents at Beginning of Period - continuing operations	65,627,716	55,251,886	57,522,050	26,851,846
Cash & Cash Equivalents at Beginning of Period – discontinued operations	7,221	44,094	21,501	140,743
	65,634,937	55,295,980	57,543,551	26,992,589

Cash & Cash Equivalents at End of Period - continuing operations	40,334,639	55,922,395	40,334,639	55,922,395
Cash & Cash Equivalents at End of Period - discontinued operations	4,306	141,545	4,306	141,545
Cash & Cash Equivalents at End of Period	$40,338,945	$56,063,940	$40,338,945	$56,063,940

See Accompanying Notes to the Financial Statements

Wuhan General Group (China), Inc.
Reconciliation of Net Income to Cash Flow Sourced/(Used) in Operating Activities
For the three and nine months ended September 30, 2012 and 2011
(Stated in US Dollars)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Income	$(3,498,051)	$(2,520,496)	$(1,884,352)	$(941,016)

Adjustments to Reconcile Net Income to
Net Cash Provided by / <Used in> Operating Activities :

Stock Compensation		-		4,555
Expense for warrant recapitalization		-		3,455,260
Amortization	97,080	116,462	276,657	347,248
Depreciation	701,093	828,300	1,854,920	2,458,299
Decrease/(Increase) in Notes Receivable	29,304	30,340	14,777	203,708
Decrease/(Increase) in Accounts Receivable	(2,746,521)	1,816,908	(7,530,916)	(6,547,214)
Decrease/(Increase) in Other Receivable	(228,254)	6,931,630	(5,891,113)	(4,479,587)
Decrease/(Increase) in Related Party Receivable	-	-	7,113,376	-
Decrease/(Increase) in Inventory	(19,298,264)	(1,834,312)	(27,424,670)	(7,523,179)
Decrease/(Increase) in Advances to Suppliers	(2,522,529)	915,669	(3,869,213)	8,976,264
Decrease/(Increase) in Advances to Employees	(5,179)	(168,004)	(41,841)	(142,575)
Decrease/(Increase) in Prepaid Expenses	488,642	(24,170)	(303,857)	(1,855,697)
Decrease/(Increase) in Prepaid Taxes	(3,823)	(452,652)	(11,526)	(864,371)
Decrease/(Increase) in Deferred Tax Asset	6,013	(14,663)	(1,418,620)	(48,399)
Increase/(Decrease) in Accounts Payable	(2,345,389)	(3,049,248)	2,568,712	(3,640,755)
Increase/(Decrease) in Taxes Payable	(1,508,349)	461,123	1,113,546	(1,623,791)
Increase/(Decrease) in Other Payable	(2,390,301)	(476,000)	12,933,765	1,118,733
Increase/(Decrease) in Related Party Payable	(297,900)	(2,287,549)	1,630,008	-
Increase/(Decrease) in Accrued Liabilities	(198,985)	131,478	80,823	339,172
Increase/(Decrease) in Customer Deposits	1,571,066	(4,035,854)	2,796,531	1,668,684

Total of all adjustments	(28,652,296)	(1,110,542)	(16,108,641)	(8,153,645)

Net Cash Provided by Operating Activities	$(32,150,347)	$(3,631,038)	$(17,992,993)	$(9,094,661)

See Accompanying Notes to the Financial Statements

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

	September 30,	December 31,	September 30,
Exchange Rates	2012	2011	2011
Period end RMB : US$ exchange rate	6.3340	6.3647	6.40180
Average period RMB : US$ exchange rate	6.3275	6.4735	6.50600

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

4.	NOTES RECEIVABLE

As of September 30, 2012	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$13,420	$-
Less: Allowance for Bad Debts	-	-
	$13,420	$-

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$-	$28,196
Less: Allowance for Bad Debts	-	-
	$-	$-

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

5.	ACCOUNTS RECEIVABLE

As of September 30, 2012	Continuing	Discontinued
	Operations	Operations

Total Accounts Receivable-Trade	$67,601,834	$181,941
Less: Allowance for Bad Debt	(3,452,020)	(9,097)
	$64,149,814	$172,844

Allowance for Bad Debts
Beginning Balance	$(2,977,248)	$(11,960)
Allowance Provided	(3,452,021)	(57,621)
Reversal	-	-
Less: Bad Debt Written Off	2,977,249	60,484
Ending Balance	$(3,452,020)	$(9,097)

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations
Total Accounts Receivable-Trade	$59,544,970	$235,978
Less: Allowance for Bad Debt	(2,977,248)	(11,960)
	$56,567,722	$224,018

Allowance for Bad Debts
Beginning Balance	$(2,604,525)	$(11,513)
Allowance Provided	(4,474,152)	(447)
Reversal	-	-
Less: Bad Debt Written Off	4,101,429	-
Ending Balance	$(2,977,248)	$(11,960)

6.	INVENTORY

As of September 30, 2012	Continuing	Discontinued
	Operations	Operations

Raw Materials	$12,642,515	$-
Work in Progress	22,657,464	-
Finished Goods	6,878,934	-
	$42,178,913	$-

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations

Raw Materials	$9,663,871	$131,081
Work in Progress	1,409,831	420,139
Finished Goods	2,227,090	902,232
	$13,300,792	$1,453,452

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $71,999 and $30,158 as of September 30, 2012 and December 31, 2011, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople. In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

As of September 30, 2012				Total	Total
	Wuhan	Wuhan	Other	Continuing	Discontinued
Category of Asset	Blower	Generating	Subsidiaries	Operations	Operations
Buildings	15,521,723	9,383,507	-	24,905,230	13,191,699
Machinery & Equipment	2,116,316	18,266,229	-	20,382,545	1,991,855
Furniture & Fixtures	424,042	33,056	1,433	458,531	63,320
Auto	1,227,807	261,426	-	1,489,232	15,588
Other	80,570	-	-	80,570	-
	19,370,458	27,944,218	1,433	47,316,108	15,262,462
Less: Accumulated Depreciation
Buildings	4,060,683	794,370	-	4,855,053	104,434
Machinery & Equipment	1,414,112	6,011,007	-	7,425,119	704,614
Furniture & Fixtures	375,101	19,919	395	395,415	14,069
Auto	731,988	172,724	-	904,712	8,286
Other	61,524	-	-	61,524	-
	6,643,408	6,998,020	395	13,641,823	831,403

Property, Plant, & Equipment, Net	12,727,050	20,946,198	1,038	33,674,285	14,431,059

As of December 31, 2011				Total	Total
	Wuhan	Wuhan	Other	Continuing	Discontinued
Category of Asset	Blower	Generating	Subsidiaries	Operations	Operations
Buildings	14,626,746	9,370,675	-	23,997,421	-
Machinery & Equipment	2,101,219	13,512,971	-	15,614,190	1,829,258
Furniture & Fixtures	415,778	32,698	1,433	449,909	34,837
Auto	1,193,582	359,452	-	1,553,034	15,513
Other	80,181	-	-	80,181	-
	18,417,506	23,275,796	1,433	41,694,735	1,879,608
Less: Accumulated Depreciation
Buildings	3,710,590	887,133	-	4,597,723	-
Machinery & Equipment	1,250,561	5,007,564	-	6,258,125	503,206
Furniture & Fixtures	357,712	14,795	215	372,722	6,175
Auto	674,136	148,910	-	823,046	5,911
Other	51,400	-	-	51,400	-
	6,044,399	6,058,402	215	12,103,016	515,292

Property, Plant, & Equipment, Net	12,373,107	17,217,394	1,218	29,591,719	1,364,316

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

9.	LAND USE RIGHTS

At September 30, 2012			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	2,374,100	-	2,374,100	11,333,959
Less: Accumulated Amortization	(423,807)	-	(423,807)	(1,247,278)
Land Use Rights, Net	1,950,293	-	1,950,293	10,086,681

At December 31, 2011			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	2,362,648	-	2,362,648	11,279,290
Less: Accumulated Amortization	(386,322)	-	(386,322)	(998,406)
Land Use Rights, Net	1,976,326	-	1,976,326	10,280,884

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

The following table details the assets that are accounted for in the Construction-in-Progress account at September 30, 2012 and December 31, 2011:

September 30,		Total	Total
2012		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	-	-
Wuhan Blower	Testing Facility	-	-
Wuhan Blower	Badminton Courts	26,050	-
Wuhan Blower	Technological Remodeling	-	-
Wuhan Blower	Lighting	-	-
Wuhan Blower	Dining Hall	-	-
Wuhan Generating	Capitalized Interest	33,460	-
Wuhan Generating	Equipment Requiring Installation	2,895,925	-
Wuhan Generating	Generating Workshop	6,543,967	-
Wuhan Generating	Huangli Project	1,458,299	-
Wuhan Sungreen	Landscaping	-	-
Wuhan Sungreen	Workshop	-	-
Wuhan Sungreen	Office Building	-	-
Wuhan Sungreen	Utility Systems Setup	-	-
Wuhan Sungreen	Others	-	2,019
		10,957,701	2,019

December 31,		Total	Total
2011		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	164,399	-
Wuhan Blower	Testing Facility	945	-
Wuhan Blower	Badminton Courts	25,924	-
Wuhan Blower	Technological Remodeling	448,191	-
Wuhan Blower	Lighting	117,837	-
Wuhan Blower	Dining Hall	13,593	-
Wuhan Blower	Wall	22,990	-
Wuhan Generating	Capitalized Interest	1,424,214	-
Wuhan Generating	Equipment Requiring Installation	6,522,831	-
Wuhan Generating	Generating Workshop	6,290,566	-
Wuhan Sungreen	Landscaping	-	317,366
Wuhan Sungreen	Workshop	-	5,236,110
Wuhan Sungreen	Office Building	-	6,302,744
Wuhan Sungreen	Utility Systems Setup	-	1,099,816
Wuhan Sungreen	Gate Remodeling	-	55,264
		15,031,490	13,011,300

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	At	At
	September 30,	December 31,
	2012	2011
Category of Asset
Trademarks	98,674	113,910
Mitsubishi License	305,912	325,373
Tianyu CAD License	7,839	4,252
Microsoft License	11,685	13,130
Sunway CAD License	16,340	18,068
	440,450	474,733

Less: Accumulated Amortization
Trademarks	(66,456)	(78,165)
Mitsubishi License	(232,303)	(229,287)
Tianyu CAD License	(3,429)	(3,306)
Microsoft License	(10,538)	(11,116)
Sunway CAD License	(7,266)	(7,818)
	(319,992)	(329,692)

Intangible Assets, Net	120,458	145,041

The weighted average amortization period for the Company’s intangible assets at September 30, 2012 and December 31, 2011 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

The discontinued operations do not have any intangible assets.

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at September 30, 2012 and December 31, 2011 for the Company’s bank loans and notes payable.

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

Continuing Operations
					At	At
				Interest Rate Per	September 30,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2012	2011
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	7/13/2012	5.47%	-	1,571,166
Wuhan Blower	Bank Loans	Hankou Bank	7/18/2013	7.80%	3,473,319	-
Wuhan Blower	Bank Loans	Hankou Bank	7/20/2013	7.80%	3,315,440	-
Wuhan Blower	Bank Loans	Hankou Bank	10/14/2012	5.47%	1,578,781	1,571,166
Wuhan Blower	Bank Loans	Gansu Trust Co., Ltd.	12/15/2012	8.53%	11,051,468	10,998,162
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	1/8/2012	9.6%		3,927,915
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	5/14/2013	12%	3,157,562	-
Wuhan Blower	Bank Loans	Shenzhen Development Bank	6/3/2013	7.2%	4,736,344	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/09/2012	18%	827,281	1,571,166
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	12/1/2012	0.00%	3,757,499	3,739,375
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	-	12,883,561
Wuhan Blower	Bank Loans	Agricultural Bank of China	2/13/2013	6.72%	2,052,416	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	4/24/2013	7.2%	2,683,928	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	6/29/2013	7.2%	2,683,928	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/14/2013	7.2%	2,683,928	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/19/2013	7.2%	2,841,806	-
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,310,552	3,299,449
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.56%	-	4,713,498
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2013	8.244%	4,736,344	-
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	6.15%	4,420,587	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.30%	-	7,855,830
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.30%	-	4,713,498
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.30%	-	6,284,664
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/7/2013	7.872%	4,736,344	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/11/2013	7.572%	6,315,125	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/14/2013	7.572%	3,157,562	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/14/2013	7.572%	4,736,344	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	-	6,756,014
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/14/2012	6.89%	-	2,670,982
Wuhan Generating	Bank Loans	Agricultural Bank of China	12/18/2012	7.87%	3,157,562	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	5/27/2013	6.15%	3,631,197	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/16/2013	6.6%	2,683,928	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	-	4,713,498
Wuhan Generating	Bank Loans	Shenzhen Development Bank	3/12/2012	6.10%	-	3,142,331
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/5/2013	7.38%	4,736,344	-
Wuhan Generating	Bank Loans	Wuhan Dong Xi Hu District Wu Yi Petty Loan Co., Ltd.	N/A	N/A	2,368,172	-

Total					$92,833,761	$80,412,274

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	1/11/2012	-		2,670,982
Wuhan Blower	Notes Payable	Hankou Bank	2/5/2012	-		4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	4/7/2012	-		4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	6/8/2012	-		11,312,395
Wuhan Blower	Notes Payable	Hankou Bank	10/18/2012	-	3,157,562	-
Wuhan Blower	Notes Payable	Hankou Bank	10/19/2012	-	1,578,781	-
Wuhan Blower	Notes Payable	Hankou Bank	12/7/2012	-	4,736,344	-
Wuhan Blower	Notes Payable	Hankou Bank	12/11/2012	-	3,315,440	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	1/1/2012	-		442,211
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/2/2012	-		452,316
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/19/2012	-		693,970
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/12/2012	-		180,383
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/10/2012	-		384,815
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/12/2012	-		535,451
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/18/2012	-		227,176
Wuhan Blower	Notes Payable	Shenzhen Development Bank	8/6/2012	-	3,157,562	-
Wuhan Generating	Notes Payable	Hankou Bank	6/19/2012	-		7,227,364

Wuhan Generating	Notes Payable	Hankou Bank	12/21/2012	-	5,525,734	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	10/13/2012	-	7,893,906	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	10/18/2012	-	7,893,906	-
Wuhan Generating	Notes Payable	Shenzhen Development Bank	12/5/2012	-	1,105,147	-
Wuhan Generating	Notes Payable	Agricultural Bank of China	11/3/2012	-	1,499,842	-
Wuhan Generating	Notes Payable	Agricultural Bank of China	1/23/2013	-	315,756	-

Total					$40,179,980	$33,554,059

Total Short Term Bank Loans and Notes					$133,013,741	$113,966,333

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

Discontinued Operations

Wuhan Sungreen	Notes Payable	Industrial Bank Co., Ltd.	10/23/2012	-	4,736,343	-

Total					$4,736,343	-

Long-term
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	6.15%	-	4,556,380
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	6.15%	1,420,903	1,492,609

Total Long Term Bank Loans and Notes					$1,420,903	$6,048,989

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

Wuhan Blower’s loan from Agricultural Bank of China is secured by the Company’s real property and the Company’s equity interest in Wuhan Generating. To add further credit enhancements, Hubei Zhongzhou Investment Company and Hubei Huaguang International Trade Co., Ltd. have guaranteed this loan, too.

Wuhan Generating’s loan from Agricultural Bank of China is secured by Hubei Libang Investment and Guaranty Co., Ltd, and Hubei Huaguang International Trade Co., Ltd.

Wuhan Generating’s loans from Shenzhen Development Bank and Industrial Bank Co., Ltd are guaranteed by Jie Xu, Hongsheng Xu, and Wuhan Blower.

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

As of September 30, 2012, there were no bank loans associated with the discontinued operations.

13.	WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet as a component of Accrued Liabilities.  The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary.  The Company’s typical sales contracts provide for a warranty period of 12-24 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the six months ended September 30, 2012 and the year ended December 31, 2011:

	September 30,	December 31,
	2012	2011

Balance at beginning of period	$1,012,771	$1,937,227
Adjustment
Accruals for current & pre-existing warranties issued during period	2,675,024	38,947
Less: Settlements made during period	1,140,194	(963,404)
Less: Reversals and warranty expirations	-	-
Balance at end of period	$2,547,601	$1,012,771

There was no outstanding warranty liability for discontinued operations.

14.	CAPITALIZATION

The Company’s outstanding securities at September 30, 2012 are shown in the following table:

Type of Security	Number	Issuance Date	Expiration Date
Common Stock	32,505,000	N/A	N/A
Series A Preferred	6,241,453	02/07/2007	N/A
Series B Preferred	6,354,078	09/05/2009	N/A
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	01/02/2008	01/02/2018
Options Issued to Directors	160,000	03/10/2010	03/10/2020
Total Shares on Fully Diluted Basis	45,340,531

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

Income before taxes and the provision for taxes consists of the following:

	September 30, 2012	September 30, 2011
Income (loss) before taxes:
US Federal	$(47,336)	$(8,548,530)
US State	-	-
BVI	(4,111)	(4,332)
PRC	(525,798)	9,084,366
Total income before taxes from continuing operations	(577,245)	531,504

Income (Loss) before taxes from discontinued operation	(553,915)	(336,974)
Total income before taxes	$(1,131,160)	$194,530

Provision for taxes:
Current:
U.S. Federal	-	-
U.S. State	-	-
BVI	-	-
PRC	753,192	1,135,546
Provision for taxes from continuing operations	753,192	1,135,546

Provision for taxes from discontinued operations	-	-

Currency effect	-	-
	$753,192	$1,135,546

Deferred:
U.S. Federal	$-	$-
U.S. State	-	-
BVI	-	-
PRC	-	-
Deferred taxes from continuing operations	-	-
Total provision for taxes from continuing operations	-	-

Deferred taxes from discontinued operations	-	-
Currency effect	-	-
Total provision for taxes from discontinued operations	-	-

Total provision for taxes	$753,192	$1,135,546
Effective tax rate	N/A	583.74%

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Deferred tax assets
Beginning balance – continuing operations	$1,238,831	$1,192,532
Current year additions resulting bad debt expense & warranty accrual expense – continuing operations	2,857,534	-
Reversals – continuing operations	(1,908,593)	-
Valuation allowance – continuing operations	-	-
Foreign currency effect – continuing operations	469,679	46,299
Ending balance – continuing operations	2,657,451	1,238,831

Beginning balance – discontinued operations	-	282,898
Current year additions resulting bad debt expense & warranty accrual expense – discontinued operations	-	-
Reversals – discontinued operations	-	-
Valuation allowance – discontinued operations	-	(288,942)
Foreign currency effect – discontinued operations	-	6,044
Ending balance – discontinued operations	-	-

Beginning balance – continuing operations	$1,238,831	$1,192,532
Beginning balance – discontinued operations	-	282,898
Beginning balance	1,238,831	1,475,430

Ending balance – continuing operations	2,657,451	1,238,831
Ending balance – discontinued operations	-	-
Ending balance	2,657,451	1,238,831

Total deferred tax assets	2,657,451	1,238,831
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	$2,657,451	$1,238,831
Reported as:
Current deferred tax assets	2,657,451	1,238,831
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$2,657,451	$1,238,831

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the six months ended September 30, 2012 and the year ended December 31, 2011 are shown in the following table:

	9/30/2012	12/31/2011
U.S. federal statutory income tax rate	N/A	N/A
Lower rates in PRC, net	N/A	N/A
Accruals in foreign jurisdictions	N/A	N/A
Tax holiday	N/A	N/A
Effective tax rate	N/A	N/A

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Basic Earnings Per Share Numerator
Net Income	$(3,498,051)	$(2,520,496)	$(1,884,352)	$(941,016)
Income from Continuing Operations	(3,309,942)	(2,381,892)	(1,330,437)	(604,042)
Income (Loss) from Discontinued Operations	(188,109)	(138,604)	(553,915)	(336,974)
Less:
Preferred Dividends	183,284	183,276	545,854	543,853
Income Available to Common Stockholders	(3,681,335)	(2,703,772)	(2,430,206)	(1,484,869)
Income from Continuing Operations Available to Common Stockholders	(3,493,226)	(2,565,168)	(1,876,291)	(1,147,895)
Income (Loss) from Discontinued Operations Available to Common Stockholders	(188,109)	(138,604)	(553,915)	(336,974)

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$(3,681,335)	$(2,703,772)	$(2,430,206)	$(1,484,869)
Income from Continuing Operations Available to Common Stockholders	(3,493,226)	(2,565,168)	(1,876,291)	(1,147,895)
Income (Loss) from Discontinued Operations Available to Common Stockholders	(188,109)	(138,604)	(553,915)	(336,974)
Add:
Preferred Dividends	183,284	183,276	545,854	543,853
Income Available to Common Stockholders on Converted Basis	(3,498,051)	(2,520,496)	(1,884,352)	(941,016)
Income from Continuing Operations Available to Common Stockholders on Converted Basis	(3,309,942)	(2,381,892)	(1,330,437)	(604,042)
Income (Loss) from Discontinued Operations Available to Common Stockholders on Converted Basis	$(188,109)	$(138,604)	$(553,915)	$(336,974)

Original Shares:	32,505,000	32,505,000	32,505,000	28,327,607
Additions from Actual Events	-	-	-	-
- Issuance of Common Stock resulting from the Recapitalization of Warrants	-	-	-	3,898,900
Basic Weighted Average Shares Outstanding	32,505,000	32,505,000	32,505,000	32,226,507

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock*	-	-	-	-
- Conversion of Series B Preferred Stock*	-	-	-	-
- Exercise of Employee & Director Stock Options*	-	-	-	-
Diluted Weighted Average Shares Outstanding:	32,505,000	32,505,000	32,505,000	32,226,507

Earnings Per Share
Basic - Net Income	$(0.11)	$(0.08)	$(0.07)	$(0.05)
-Income from Continuing Operations	(0.11)	(0.08)	(0.06)	(0.04)
-Loss from Discontinued Operations, net of taxes	(0.01)	(0.00)	(0.02)	(0.01)

Diluted - Net Income	$(0.11)	$(0.08)	$(0.06)	$(0.03)
-Income from Continuing Operations	(0.10)	(0.07)	(0.04)	(0.02)
-Income (Loss) from Discontinued Operations, net of taxes	(0.01)	(0.01)	(0.02)	(0.01)

Weighted Average Shares Outstanding
- Basic	32,505,000	32,505,000	32,505,000	32,226,507
- Diluted	32,505,000	32,505,000	32,505,000	32,226,507

* Potentially anti-dilutive

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

18.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating, and Wuhan Sungreen. Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers. Wuhan Generating is primarily engaged in the design, manufacture, installation, and service of power generating equipment. Wuhan Sungreen is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment. Below is a presentation of the Company’s results of operations for the six months ended June 30, 2012 and 2011, and financial position at September 30, 2012 and December 31, 2011. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations	Continuing Operations				Discontinued Operations
For the nine months ended			Company,
September 30, 2012	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Sales	$40,942,106	$26,890,507	$-	$67,832,613	$150,945
Cost of Sales	34,035,779	22,451,091	-	56,486,870	125,763
Gross Profit	6,906,327	4,439,416	-	11,345,743	25,182

Operating Expenses	4,656,651	2,502,055	63,920	7,222,626	598,964

Other Income (Expenses)	(2,401,960)	(2,310,874)	12,472	(4,700,362)	19,867

Earnings before Taxes	(152,284)	(373,513)	(51,448)	(577,245)	(553,915)

Taxes	520,765	232,427	-	753,192	-

Net Income	$(673,049)	$(605,940)	$(51,448)	$(1,330,437)	$(553,915)

Financial Position	Continuing Operations				Discontinued Operations
At			Company,
September 30, 2012	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	$137,321,559	$108,893,595	$(18,363,497)	$227,851,657	$5,614,239
Non Current Assets	50,421,852	37,927,304	(35,086,844)	53,262,312	24,535,548
Total Assets	187,743,511	146,820,899	(53,450,441)	281,113,969	30,149,787

Current Liabilities	99,432,633	92,816,724	(10,864,067)	181,385,290	13,015,249
Total Long Term Liabilities	-	1,420,903	-	1,420,903	-
Total Liabilities	99,432,633	94,237,627	(10,864,067)	182,806,193	13,015,249

Net Assets	88,310,878	52,583,272	(42,586,374)	98,307,776	17,134,538

Total Liabilities & Net Assets	$187,743,511	$146,820,899	$(53,450,441)	$281,113,969	$30,149,787

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

Results of Operations	Continuing Operations				Discontinued Operations
For the nine months ended			Company,
September 30, 2011	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Sales	$48,659,958	$44,223,798	$-	92,883,756	$579,613
Cost of Sales	37,028,254	32,765,656	-	69,793,910	421,872
Gross Profit	11,631,704	11,458,142	-	23,089,846	157,741

Operating Expenses	(5,692,203)	(2,273,569)	(5,096,768)	(13,062,540)	(496,349)

Other Income (Expenses)	(3,090,745)	(2,948,965)	(3,456,092)	(9,495,802)	1,634

Earnings before Taxes	2,848,756	6,235,608	(8,552,860)	531,504	(336,974)

Taxes/(Deferred Tax Benefit)	(356,095)	(779,451)	-	(1,135,546)	-

Net Income	$2,492,661	$5,456,157	$(8,552,860)	$(604,042)	$(336,974)

Financial Position	Continuing Operations				Discontinued Operations
At			Company,
December 31, 2011	Wuhan	Wuhan	UFG, Admin		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	127,051,429	79,795,002	(13,471,000)	193,375,431	2,223,395
Non Current Assets	50,213,959	37,003,930	(34,917,387)	52,300,502	24,672,213
Total Assets	177,265,388	116,798,932	(48,388,387)	245,675,933	26,895,608

Current Liabilities	88,711,466	57,817,909	1,016,845	147,546,220	1,401,330
Total Long Term Liabilities	-	6,048,989	-	6,048,989	-
Total Liabilities	88,711,466	63,866,898	1,016,845	153,595,209	1,401,330

Net Assets	88,553,922	52,932,034	(49,405,232)	92,080,724	25,494,278

Total Liabilities & Net Assets	177,265,388	116,798,932	(48,388,387)	245,675,933	26,895,608

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

The range of the exercise prices of the outstanding stock options at September 30, 2012 are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	240,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

The Company has not accrued or realized tax benefit related to the expense of stock options in the United States because it does not currently have a plan to repatriate its earnings.

The Company used the Black-Scholes Model to value the options granted. The following table shows the weighted average fair value of the grants as of September 30, 2012, and the assumptions that were employed in the model:

September 30, 2012
Weighted-average fair value of grants:	$0.25
Risk-free interest rate:	3.47%
Expected volatility:	2.21%
Expected life in months:	111.00

20.	CONCENTRATION OF CREDIT RISK AND OTHER RISKS

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

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

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

The following table summarizes the amounts included in income/(loss) from discontinued operations for all periods presented. These revenues and expenses were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Discontinued Operations	9/30/2012	9/30/2011
For the nine months ended	Wuhan	Wuhan
	Sungreen	Sungreen
Sales	$150,945	$579,613
Cost of Sales	125,763	421,872
Gross Profit	25,182	157,741

Operating Expenses	598,964	(496,349)

Other Income (Expenses)	19,867	1,634

Earnings before Taxes	(553,915)	(336,974)

Taxes	-	-

Net Income	(553,915)	(336,974)

The following table summarizes the amounts included in financial position from discontinued operations for all periods presented. These amounts included in financial position were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Financial Position	September 30, 2012	December 31, 2011
At	Wuhan	Wuhan
	Sungreen	Sungreen
Current Assets	5,614,239	2,223,395
Non Current Assets	24,535,548	24,672,213
Total Assets	30,149,787	26,895,608

Current Liabilities	13,015,249	1,401,330
Total Long Term Liabilities	-	-
Total Liabilities	13,015,249	1,401,330

Net Assets	17,134,538	25,494,278

Total Liabilities & Net Assets	30,149,787	26,895,608

Wuhan General Group (China), Inc.

As of September 30, 2012 and December 31, 2011

Notes to Financial Statements

(Stated in US Dollars)

The tax effects of temporary differences caused the deferred assets/(liabilities) associated with assets held for sale at September 30, 2012 and December 31, 2011 are as follows:

	9/30/2012	12/31/2011
Non-current deferred tax assets	$-	$-
Loss carryover items net of valuation allowance	-	-
Total deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Total deferred tax liabilities	-	-
Net deferred tax liabilities	$-	$-

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

These risks and uncertainties, along with others, are also described in the Risk Factors section in Part II of this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results for the three month periods ended September 30, 2012 and 2011 and the financial condition at September 30, 2012. The amounts shown below that were originally denominated in RMB were translated into U.S. dollars at the rate of 6.3340RMB per 1 U.S. dollar, which is the September 30, 2012 period end exchange rate that the Company used in the accompanying financial statements.

Recent Developments

Effective December 29, 2010, we decided to sell the assets and business of Wuhan Sungreen. Accordingly, the results of Wuhan Sungreen’s operations have been excluded from continuing operations and reported as discontinued operations in the financial statements for the three month periods ended September 30, 2012 and 2011. Wuhan Sungreen is continuing its operations pending further action. As of September 30, 2012, we estimate that the fair market value of Wuhan Sungreen’s assets is approximately $18 to 24 million. We anticipate that all of the Wuhan Sungreen assets will be sold prior to June 1, 2013, and that any proceeds from the sale of such assets will be used to meet the working capital needs of Wuhan Blower and Wuhan Generating and/or to purchase new equipment for Wuhan Blower and Wuhan Generating.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Sales.  Sales decreased $16 million, or 48.4%, to $17.15 million for the three months ended September 30, 2012 from $33.24 million for the same period in 2011.  This decrease was the result of fewer sale orders due to the weak economy.

Cost of Sales.  Our cost of sales decreased $10.60 million, or 40.38%, to $15.65 million for the three months ended September 30, 2012 from $26.24 million during the same period in 2011.  As a percentage of sales, the cost of sales was 91.23% during the three months ended September 30, 2012 compared to 78.95% in the same period of 2011.  This increase as a percentage of sales was primarily attributable to inflationary pressures in the general economy of China relative to the overall cost of production.

Gross Profit.  Our gross profit decreased $5.49 million, or 78.51%, to $1.50 million for the three months ended September 30, 2012 from $7.00 million for the same period in 2011.  Gross profit as a percentage of sales was 8.7% for the three months ended September 30, 2012 compared to 21.05% during the same period in 2011.

Selling Expenses.  Our selling expenses for the three months ended September 30, 2012 increased by $133,443 or 37.09%, to $493,227 for the three months ended September 30, 2012 from $359,784 for the same period in 2011.  As a percentage of sales, selling expenses were 2.8% for the three months ended September 30, 2012 and 1.08% for the three months ended September 30, 2011. This increase as a percentage of sales was primarily attributable to the increase in transportation cost.

General and Administrative Expenses.  Our general and administrative expenses decreased approximately $4.59 million, or 68.88%, to $2.07 million for the three months ended September 30, 2012 from approximately $6.66 million for the same period in 2011.  As a percentage of sales, general and administrative expenses were 12.08% for the three months ended September 30, 2012 compared to 20.03% for the same period in 2011.

Warranty Expense.  Our warranty expense decreased to -$70 for the three months ended September 30, 2012 from $74,455 for the same period in 2011.  As a percentage of sales, warranty expense was -0.00041% for the three months ended September 30, 2012 compared to 0.224% for the same period in 2011.

Operating Income.  Our operating income decreased by approximately $0.97 million, or 1001%, to -$1.06 million for the three months ended September 30, 2012 from -$0.10 million for the same period in 2011.  As a percentage of sales, operating was -6.19% for the three months ended September 30, 2012 compared to -0.29% for the same period in 2011.  This decrease as a percentage of sales was primarily attributable to a decrease in gross profit margin

Interest Income.  Our interest income decreased to $6,637 for the three months ended September 30, 2012 from $12,528 for the same period in 2011.  This decrease was due to decrease in interest earning bank deposits.

Interest Expense.  Our interest expense increased $409,191, or 20.25%, to approximately $2.43 million for the three months ended September 30, 2012 from approximately $2.02 million for the same period in 2011.  This increase was due to an increase in loans from banks and other financial institutions in the current period.

Income Tax.  Our income tax liability for the three months ended September30, 2012 was -$233, which is a decrease of $291,774, or 100.07% over the prior year period. Wuhan Blower and Wuhan Generating were subject to 25% PRC income tax during the three months ended September 30, 2012.

Net Income.  Net income decreased approximately $0.98 million, or 38.78%, to being a net loss of $3.50 million during the three months ended September 30, 2012 from a net loss of approximately $2.52 million during the same period in 2011. This decrease was primarily the result of the factors described above.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities. We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions. As of September 30, 2012, we had cash and cash equivalents of approximately $65.26 million, including restricted cash of approximately $24.93 million.

The collection of our accounts receivable and other receivables is important to solidifying our liquidity position. Although we are still experiencing payment delays, we continue to focus on the collection of accounts receivable. Our accounts receivable ratio increased to 950 days at September 30, 2012, compared to 102 days at September 30, 2011.

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

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. Pursuant to the Company’s accounting policies, the allowance for doubtful accounts is determined by applying a rate of 8% on outstanding accounts receivable. In addition, the Company uses a specific review process to determine if any additional allowances for doubtful accounts are required. Bad debts are charged against the allowance when outstanding accounts receivable have been determined to be uncollectible. We provide for bad debts principally based upon the aging of accounts receivable, the collectability of specific customer accounts, our experience in the collection of bad debts and the general condition of the industry.

Accounts receivable increased from approximately $56.57 million to $64.15 million from December 31, 2011 to September 30, 2012. The allowance for bad debt provided in accordance with the Company’s accounting policy was $474,772 at September 30, 2012. The Company applied a rate of 8% on outstanding one year accounts receivable, which results in an ending balance of approximately $3.45 million. The increase in accounts receivable is due to the increase in account receivable collection period. We remain committed to a sustained focus on debt collection and management of our accounts receivable levels.

We have devoted increased resources to our collection efforts with respect to our outstanding accounts receivable. We have also aligned more closely the sales commission structure with the collection on sales. The accounts receivable balance increased by approximately $7.58 million from December 31, 2011 to September 30, 2012.

At September 30, 2012, we had approximately $24.11 million in other receivables, which is an increase of $5.62 million compared to the balance at December 31, 2011.

We also had advances to suppliers of approximately $29.04 million at September 30, 2012, which increased by $3.86 million compared to the balance at December 31, 2011. We typically need to place a deposit in advance with our suppliers on a portion of the purchase price, and for some suppliers, we must maintain a deposit for future orders.

We had inventory turnover of 478 times for the nine months ended September 30, 2012. We calculate inventory turnover as sales divided by average inventory. Inventory decreased approximately $2.98 million in raw materials, increase approximately $21.25 million in work in progress and $4.65 million in finished goods for the nine month period ended September 30, 2012. The increased inventory related to the Company’s decrease in sales.

Net cash sourced in operating activities for the three months ended September 30, 2012 was approximately -$32.15 million, as compared to approximately -$3.63 million provided in the three months ended September 30, 2011. This change was primarily due to a decrease in payments to suppliers and tax payments and increase in continue operation.

Net cash used by investing activities for the three months ended September 30, 2012 was approximately $603,126, as compared to approximately -$2.92 million used for the three months ended September 30, 2011. This change was mainly the result of an increase in restricted cash and a decrease in plant and equipment expenditures.

Net cash provided by financing activities for the three months ended September 30, 2012 was approximately $2.13 million, as compared to approximately $4.27 million for the three months ended September 30, 2011. This change was primarily due to the decrease in bank loans and notes.

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

Bank Loans and Notes Generally

As of September 30, 2012, we had bank loans and debt from other non-bank entities totaling approximately $134.43 million (based on an exchange rate of 6.3340RMB per 1 U.S. dollar). Information regarding these loans and notes is set forth below in U.S. dollars.

Continuing Operations
					At	At
				Interest Rate Per	September 30,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2012	2011
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	7/13/2012	5.47%	-	1,571,166
Wuhan Blower	Bank Loans	Hankou Bank	7/18/2013	7.80%	3,473,319	-
Wuhan Blower	Bank Loans	Hankou Bank	7/20/2013	7.80%	3,315,440	-
Wuhan Blower	Bank Loans	Hankou Bank	10/14/2012	5.47%	1,578,781	1,571,166
Wuhan Blower	Bank Loans	Gansu Trust Co., Ltd.	12/15/2012	8.53%	11,051,468	10,998,162
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	1/8/2012	9.6%		3,927,915
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	5/14/2013	12%	3,157,562	-
Wuhan Blower	Bank Loans	Shenzhen Development Bank	6/3/2013	7.2%	4,736,344	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/09/2012	18%	827,281	1,571,166
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	12/1/2012	0.00%	3,757,499	3,739,375
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	-	12,883,561
Wuhan Blower	Bank Loans	Agricultural Bank of China	2/13/2013	6.72%	2,052,416	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	4/24/2013	7.2%	2,683,928	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	6/29/2013	7.2%	2,683,928	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/14/2013	7.2%	2,683,928	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/19/2013	7.2%	2,841,806	-
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	3,310,552	3,299,449
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.56%	-	4,713,498
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2013	8.244%	4,736,344	-
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	6.15%	4,420,587	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.30%	-	7,855,830
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.30%	-	4,713,498
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.30%	-	6,284,664
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/7/2013	7.872%	4,736,344	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/11/2013	7.572%	6,315,125	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/14/2013	7.572%	3,157,562	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/14/2013	7.572%	4,736,344	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	-	6,756,014
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/14/2012	6.89%	-	2,670,982
Wuhan Generating	Bank Loans	Agricultural Bank of China	12/18/2012	7.87%	3,157,562	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	5/27/2013	6.15%	3,631,197	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/16/2013	6.6%	2,683,928	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	-	4,713,498
Wuhan Generating	Bank Loans	Shenzhen Development Bank	3/12/2012	6.10%	-	3,142,331
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/5/2013	7.38%	4,736,344	-
Wuhan Generating	Bank Loans	Wuhan Dong Xi Hu District Wu Yi Petty Loan Co., Ltd.	N/A	N/A	2,368,172	-

Total					$92,833,761	$80,412,274

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	1/11/2012	-		2,670,982
Wuhan Blower	Notes Payable	Hankou Bank	2/5/2012	-		4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	4/7/2012	-		4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	6/8/2012	-		11,312,395
Wuhan Blower	Notes Payable	Hankou Bank	10/18/2012	-	3,157,562	-
Wuhan Blower	Notes Payable	Hankou Bank	10/19/2012	-	1,578,781	-
Wuhan Blower	Notes Payable	Hankou Bank	12/7/2012	-	4,736,344	-
Wuhan Blower	Notes Payable	Hankou Bank	12/11/2012	-	3,315,440	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	1/1/2012	-		442,211
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/2/2012	-		452,316
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/19/2012	-		693,970
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/12/2012	-		180,383
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/10/2012	-		384,815
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/12/2012	-		535,451
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/18/2012	-		227,176
Wuhan Blower	Notes Payable	Shenzhen Development Bank	8/6/2012	-	3,157,562	-
Wuhan Generating	Notes Payable	Hankou Bank	6/19/2012	-		7,227,364

Wuhan Generating	Notes Payable	Hankou Bank	12/21/2012	-	5,525,734	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	10/13/2012	-	7,893,906	-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	10/18/2012	-	7,893,906	-
Wuhan Generating	Notes Payable	Shenzhen Development Bank	12/5/2012	-	1,105,147	-
Wuhan Generating	Notes Payable	Agricultural Bank of China	11/3/2012	-	1,499,842	-
Wuhan Generating	Notes Payable	Agricultural Bank of China	1/23/2013	-	315,756	-

Total					$40,179,980	$33,554,059

Total Short Term Bank Loans and Notes					$133,013,741	$113,966,333

Discontinued Operations

Wuhan Sungreen	Notes Payable	Industrial Bank Co., Ltd.	10/23/2012	-	4,736,343	-

Total					$4,736,343	-

Long-term
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	6.15%	-	4,556,380
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	6.15%	1,420,903	1,492,609

Total Long Term Bank Loans and Notes					$1,420,903	$6,048,989

We plan to either repay this debt as it matures or refinance this debt with other debt.

Loan Facilities with Agricultural Bank of China

On June 22, 2012, Wuhan Blower and Wuhan Generating entered into a Loan Facility Agreement with Agricultural Bank of China Bank for a loan facility totaling RMB 110,000,000 (approximately $17.37 million) in secured debt financing. All are short term loans. This short-term loan was obtained for working capital purposes. This short-term loan matures on September 28, 2013 and has a floating interest rate, which was 7.872% per annum. If Wuhan Blower and Wuhan Generating fail to make timely payments on this short-term loan, then it will be subject to a penalty rate of 150% of the effective interest rate. In addition, Wuhan Blower is subject to a penalty rate of the effective interest rate plus 100% if it fails to use the loan for the agreed upon purpose. Upon Agricultural Bank of China Bank’s request, Wuhan Blower must provide copies of financial statements and other requested information. If Wuhan Blower breaches the terms of the short-term loan, among other rights, Agricultural Bank of China Bank may charge compound interest and penalty interest, accelerate the maturity date of the loan and withhold or deduct such amounts from Wuhan Blower’s other accounts with Agricultural Bank of China Bank. These short-term loans are subject to early repayment fees.

The obligations under the Loan Facility Agreement and Loan Agreements with Agricultural Bank of China Bank are secured by the real property of the Borrowers and guaranteed by Wuhan Blower and Wuhan Sungreen. The Loan Facility Agreement and the Loan Agreements are governed by the laws of the People’s Republic of China.

Loan Facilities with China Minsheng Banking Corp., Limited

On August 14, 2012, Wuhan Blower entered into a Loan Agreement with China Minsheng Banking Corp., Limited for a short term loan for RMB 20,000,000 (approximately $3.16 million). This short-term loan was obtained for working capital purposes. This short-term loan matures on May 14, 2013 and has a fixed interest rate, which was 1% per month as of each month end. If Wuhan Blower fails to make timely payments on this short-term loan, the interest rate will remain as stated in calculation for the extended period with no extra penalty rate.

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

Exchange Rates	September 30,2012	December 31, 2011	September 30, 2011
Period-end RMB: US$ exchange rate	6.3340	6.3647	6.40180
Average period RMB: US$ exchange rate	6.3275	6.4735	6.50600

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

Based upon this evaluation as of September 30, 2012, our Chief Executive Officer and Principle Accounting Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. Therefore, our management concluded that our disclosure controls and procedures were not effective. We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which are described under “Item 9A. Controls and Procedures. Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K filed with the SEC on April 6, 2012.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, the Company had no significant changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 21, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 19, 2012

WUHAN GENERAL GROUP (CHINA), INC.

By:	/s/ Qi Ruilong
	Name:	Qi Ruilong
	Title:	President and Chief Executive Officer
(principal executive officer and duly authorized officer)

By:	/s/ Carol Pan
	Name:	Carol Pan
	Title:	Principle Accounting Officer
(principal accounting officer, principal financial officer and duly authorized officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

