Form 10-K
period 2012-12-31
WUHAN GENERAL GROUP (CHINA), INC
filed 2013-04-15
CIK 842694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Yes ☐    No ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1,645,879.

As of April 11, 2013, the registrant had a total of 33,926,545 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Except with respect to specified transactions that may affect the Series A Preferred Stock and except as otherwise required by Nevada law, the Series A Preferred Stock has no voting rights. The shares of our Series A Preferred Stock will convert automatically into our common stock if the trading price and volume of our common stock reach certain levels. In the event of our liquidation, the holders of Series A Preferred Stock shall be entitled to receive, out of our assets available for distribution to stockholders, an amount equal to $2.33 per share plus any accrued and unpaid dividends before any payment can be made to the holders of our common stock.

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

As of December 31, 2012, the Company no longer has any Series A, B, C, AA, BB or JJ warrants outstanding.

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

Recent Developments

Effective December 29, 2010, we decided to sell the assets and business of Wuhan Sungreen. Accordingly, the results of Wuhan Sungreen’s operations have been excluded from continuing operations and reported as discontinued operations for the year ended December 31, 2010. Wuhan Sungreen is continuing its operations pending further action. As of December 31, 2010, we estimate that the fair market value of Wuhan Sungreen’s assets is approximately $18 to 24 million. We anticipate that all of the Wuhan Sungreen assets will be sold prior to January 1, 2014, and that any proceeds from the sale of such assets will be used to meet the working capital needs of Wuhan Blower and Wuhan Generating and/or to purchase new equipment for Wuhan Blower and Wuhan Generating.

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

Our Industrial Blower Products

Our primary blower products are:

•	Axial fans. These consist of a bladed impeller (fan) in an elongated cylindrical casing and are primarily used to provide high-volume, low-pressure air for larger power stations of 200 to 1,200 megawatts.
•	Centrifugal Blowers. These consist of a “squirrel cage” type impeller (or rotor) in a scroll- or spiral-shaped casing. Air is drawn into the center of the squirrel cage through a hole in the side of the casing and is thrown out at a right angle by the rotational force. These blowers provide lower volumes of air, but at higher pressures, and are used in medium-sized power stations of 100 to 300 megawatts for blowing coal dust into furnaces. They are also used for aeration in sewage treatment plants.

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

A typical blower costs approximately $100,000 and takes 60 to 100 days to build, from design to finish. We are currently producing approximately 500 blower/fan units per year.

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

Our Market

The market for blowers, steam turbines and water turbines in China is directly driven by the growth in the country’s overall demand for electricity and the now mandated requirement for electrical generating equipment that is both more fuel efficient and less polluting. According to the Energy Information Administration, China currently has the second greatest amount of installed electrical capacity of any nation, trailing only the United States. China’s total installed electricity generating capacity in 2012 was approximately 5,000 gigawatts according to the China Bureau of Statistics. According to the People’s Daily Online, the Chinese government made the increase in installed capacity a major part of the 10th (2005) and 11th (2010) Five Year Plans. According to RNCOS, an industry research firm, China will consume around 18% of the world’s energy by 2020.

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

Our Customers

In our blower manufacturing business, we currently have a base of over 240 customers. Our turbine manufacturing business has approximately 50 customers, including Wuhan Tourism Investment Co. Ltd. as our main customer. Our industrial parts and machinery equipment business has approximately 75 customers, not including Wuhan Blower and Wuhan Generating.

Raw Materials and Supplies

The principal raw materials used in the manufacture of our products are rolled steel and iron. We believe these materials are widely available from multiple sources, though we primarily obtain them from three suppliers: Wuhan Iron and Steel Group, Wuhan Blower and Generating Supporting Co. Ltd.

Research and Development

We believe that our research and development (“R&D”) facilities are among the most advanced in the industry. Our R&D department operates out of a facility at our Wuhan campus. Our relationships with the Science and Technology University of Central China, Jiaotong University and the Acoustic Institute of China Science Academy allow us to stay abreast of the latest developments in the fields of fluid dynamics, material sciences and acoustics. We have a sophisticated acoustics lab in our facility, which we share with our university partners and which the China Fan Performance Test Center uses for some of its work. During 2012, R&D expense was approximately 1% of sales and we expect R&D expense to be approximately 1.2% of 2013 sales in order to increase our marketing competitiveness. We try to offset these costs by decreasing production costs of our products.

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

Our Employees

As of March 31, 2013, we had approximately 700 full-time employees.

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

We have incurred substantial debt to finance our growth. As of December 31, 2012, we had approximately $118.80 million of outstanding bank loans and notes. This indebtedness could have important consequences to us, such as:

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

A significant portion of our working capital consists of accounts receivable from customers. As of December 31, 2012, we had an aggregate amount of $66.65million in accounts receivable. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable or unwilling to make timely payments, our business, results of operation, financial condition or liquidity could be adversely affected. The recent economic downturn has resulted in longer payment cycles and increased collection costs in excess of management’s expectations.

Our management has identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In conjunction with the preparation of this Form 10-K for the year ended December 31, 2012, our management carried out an evaluation of the effectiveness of the design and operation of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2012. Based upon this evaluation, our CEO and CFO concluded that our internal control over financial reporting and disclosure controls and procedures contained significant deficiencies and material weaknesses and therefore were not effective. For more detailed information regarding our internal control over financial reporting and our disclosure controls and procedures, see Part II, Item 9A Controls and Procedures. If the remedial policies and procedures we implement are insufficient to address the identified material weaknesses, or if additional significant deficiencies or material weaknesses in our internal control over financial reporting or disclosure controls and procedures are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure also could adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting.

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

As a U.S. public reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. Compliance with the Sarbanes-Oxley Act and other SEC requirements will increase our costs and require additional management resources. We have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

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

On January 1, 2008, the Law of the People’s Republic of China on Enterprise Income Tax, or the EIT Law, became effective. In accordance with the EIT Law, the corporate income tax rate was set at 25% for all enterprises. However, certain industries and projects, such as enterprises with foreign investors, may enjoy favorable tax treatment pursuant to the EIT Law and its implementing rules. For 2012, Wuhan Blower and Wuhan Generating were subject to a 25% income tax rate. We expect that our operating subsidiaries will be subject to the same rates in 2013.

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

As of April 11, 2013, there were 2,862,620 shares of our common stock issuable upon conversion of outstanding Series A Convertible Preferred Stock and 4,890,502 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock and 240,000 shares of common stock issuable upon exercise of outstanding warrants and options. The issuance of our shares upon the exercise or conversion of these securities will increase the number of shares of our common stock outstanding, which could depress the market price of our common stock.

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

Fame Good International Limited, a holding company controlled by our Chairman of the Board, Xu Jie, is the owner of approximately 60% of our outstanding voting securities (excluding shares of our Series A and Series B Convertible Preferred Stock which, until converted into common stock, only vote as a class on certain matters affecting such preferred stock). As a result, Mr. Xu possesses significant influence, giving him the ability, among other things, to elect each member of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control also may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer. Additionally, Mr. Xu’s interests may differ from the interests of our other stockholders.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 15, 2012, Nasdaq suspended the Company’s common stock from listing. Subsequently, on July 11, 2012, Nasdaq delisted our stock. Our common stock is now quoted on the OTC Markets under the symbol “WUHN”. The following table sets forth the high and low closing prices for our common stock for each full quarterly period for the last two completed fiscal years.

	Low		High
First Quarter 2011		$$1.00		$$1.37
Second Quarter 2011		$$0.40		$$1.03
Third Quarter 2011		$$0.32		$$0.57
Fourth Quarter 2011		$$0.28		$$0.50
First Quarter 2012		$$0.21		$$0.355
Second Quarter 2012		$$0.133		$$0.185
Third Quarter 2012		$$0.043		$$0.134
Fourth Quarter 2012		$$0.034		$$0.083

Holders

As of April 11, 2013, there were approximately 141 holders of record of our common stock which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

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

Equity Compensation Plan Information

We maintain the 2007 Stock Option Plan (the “Plan”) pursuant to which we may grant options to purchase shares of common stock to eligible persons. The following table sets forth summary information regarding options granted and outstanding under equity compensation plans approved and not approved by the Company’s stockholders. The following table provides information about option awards under the Plan as of December 31, 2012.

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

The information and data contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the operating results and financial condition for the years ended December 31, 2012 and 2011.

Unless otherwise indicated, information presented in this Annual Report on Form 10-K relates only to the Company’s continuing operations, which include the businesses conducted by Wuhan Blower and Wuhan Generating. See Note 21 to the financial statements for information related to the business we have classified as discontinued operations, which include the business conducted by Wuhan Sungreen.

Results of Operations

Year Ended December 31, 2012Compared to Year Ended December 31, 2011

Sales. Our sales decreased $47.13 million, or 36.96%, to $80.38 million in 2012 from $127.50 million in 2011. The decrease in sales was attributable to the economic depression in China in 2012 as compared to 2011. Most of industrial enterprises economic is not very well in 2012, China’s government issue some policy to encourage and recovery the economic in 2013.

Cost of Sales. Our cost of sales decreased $31.84 million, or 32.60%, to $65.84 million in 2012 from $97.68 million in 2011. This decrease was primarily attributable to our decrease in sales. As a percentage of sales, the cost of sales was 81.91% for 2012 compared to 76.61% for 2011. This increase was due to inflation of the overall cost of production.

Gross Profit. Our gross profit decreased $15.28 million, or 51.25%, to $14.54 million in 2012 from $29.83million in 2011. Gross profit as a percentage of sales was 18.09% in 2012 compared to 23.39% in 2011.

Selling Expenses. Our selling expenses in 2012 increased $43,023 or 3.06%, to approximately $1.45 million from approximately $1.40 million in 2011. As a percentage of sales, selling expenses were 1.80% in 2012 compared to 1.10% in 2011, which is similar in these comparable two years.

General and Administrative Expenses. Our general and administrative expenses decreased approximately $3.40 million, or 18.46%, to $15.01 million in 2012 from approximately $18.41 million in 2011. As a percentage of sales, general and administrative expenses were 18.68 % in 2012 compared to 14.44% in 2011. This increase as a percentage of sales was primarily attributable to (i) consultancy fee incurred in connection with the Bank Loan Agreement and VAT; (ii) additional write offs of bad debt; and (iii) decrease of the sales income and employees.

Warranty Expense. Our warranty expense decreased to $307,815 in 2012 from $558,278 in 2011. As a percentage of sales, warranty expense was 0.38% in 2012, compared to 0.44% in 2011. This decrease is due to the decline in sales.

Operating Income. Our operating income decreased $11.68 million, or 123.53%, to $(2.23) million in 2012 from $9.45 million in 2011. As a percentage of sales, operating income was -2.77% in 2012 compared to 7.42% in 2011. This decrease as a percentage of sales was primarily attributable to our increased cost of sales and decrease of the sales.

Interest Income. Our interest income increased to $673,012 in 2012 from $250,912 in 2011. This increase was primarily due to our increase in bank deposits during 2012.

Other Income (Expenses). Our other income increased to $2.16 million in 2012 from $152,787 in 2011. As a percentage of sales, other income was 2.69% in 2012 compared to 0.12% in 2011. Our other expenses decreased to $34,064 in 2012 from $50,054 in 2011. As a percentage of sales, other expenses was 0.04% in 2012 compared to 0.04% in 2011.

Interest Expense. Our interest expense increased to approximately $10.24million in 2012 from approximately $7.68 million in 2011. This increase was due to the significant increase in bridge loans and national interest rise, as well as a significant increase in bank loans. As a percentage of sales, interest expense was 12.74% in 2012 and 6.02% in 2011.

Income Taxes. The Company’s income tax liability was approximately $212,285 in 2012 compared to $1.61 million in 2011. This decrease was due to a decrease in taxable income in PRC. For the years ended December 31, 2012 and 2011, Wuhan Blower and Wuhan Generating were subject to a 25 % tax rate.

Net Loss. Our net loss increased $6.73 million, or 174.35%, to $10.59 million in 2012 from $3.86 million in 2011, as a result of the factors described above.

Liquidity and Capital Resources

Our primary capital needs have been to fund the working capital requirements necessitated by the expansion of our manufacturing facilities. We finance our business operations primarily through cash generated by our operations, bank loans and various financing transactions. As of December 31, 2012, we had cash and cash equivalents of $30.89 million, including restricted cash of $12.10 million.

As discussed above, in 2012, our sales decreased 36.96% compared to 2011. The collection of our accounts receivable and other receivables is important to solidifying our liquidity position. Although we are still experiencing some payment delays, we continue to focus on the collection of accounts receivable. Our accounts receivable ratio increased to 275 days at December 31, 2012, compared to 150 days at December 31, 2011. Our working capital for the year ended December 31, 2012 was sufficient primarily due to our continuing efforts to collect on our accounts receivable and the additional funding we obtained from the Agricultural Bank loan facility.

The majority of our customers pay us in installments at various stages of project completion. The percentage of the purchase price due at the various stages varies somewhat between contracts. In our standard sales contract, our customers are required to pay us 40% of the purchase price of a piece of equipment at the time of delivery. Alternatively, some sales contracts provide for 10% due upon signing and 40% due upon delivery. Our customers are generally required to pay us an additional 40% of the purchase price when the equipment has been installed and has performed properly for 72 hours. However, since our equipment is generally a component of a larger project, there are times that customers do not allow us to install the equipment immediately upon delivery. Our standard sales contract generally requires payment of the remaining 10% no later than 18 months following the installation. Due to the global economic crisis, some customers have not strictly adhered to the contractual payment terms. This increased our accounts receivable, which is discussed in detail below. Although the payment terms in our standard sales contract result in a long payment cycle, we believe our payment terms are typical in our industry in China. Nonetheless, we are seeking more aggressive payment schedules on new sales contracts in order to improve our liquidity position.

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

Accounts receivable increased from $56.57 million to $66.65 million from December 31, 2011 to December 31, 2012. The allowance for bad debt provided in accordance with the Company’s accounting policy was $2.29 million at December 31, 2012. The Company applied a rate of 5% on outstanding accounts receivable, which results in an ending balance of $4.41 million. Because the number of days that sales were outstanding increased in 2012 when compared to 2011, the Company made an assessment of its outstanding receivables and provided a specific write off during the year in the amount of $877,200 to reflect actual unrecoverable amounts. Although the Company’s results of operations were adversely impacted by the global economic slowdown in the first half of 2011, the Company experienced a recovery in 2012 and it believes that its customers will continue to make payments on their outstanding balances.

We have employed additional resources in collecting on outstanding accounts receivable and have aligned more closely sales commissions with the collection on sales. The accounts receivable balance increased by $10.07 million, as sales decreased $47.13 million, or 36.96%, to $80.38 million in 2012 from $127.50 million in 2011. We will continue to pursue collection strategy to improve our operating cash flow.

At December 31, 2012, we had $16.58 million in other receivables, which is a decrease of approximately $18.49 million compared to the balance at December 31, 2011.

We also had advances to suppliers of $27.47million at December 31, 2012, which increased by $25.18 million compared to the balance at December 31, 2011. The increase was mainly due to we can buy more raw material with preferential price.

We had inventory turnover of 2.1 times for the year ended December 31, 2012. We calculate inventory turnover as sales divided by average inventory. Inventory increased $10.33million in raw materials, $20.78 million in work in progress and increased $4.77 million in finished goods for the year ended December 31, 2012. The raw materials increase resulted from the rising prices of raw materials.

Net cash provided by operating activities for 2012 was approximately $(21.86) million, as compared to approximately $(8.57) million used in 2011. This change was primarily due to collections from customers with a long collection period.

Net cash used in investing activities in 2012 was approximately $(16.69) million, as compared to approximately $6.89 million provided in 2011. This change was mainly a result of an increase in payments for purchases and construction of Plant & Equipment.

Net cash provided by financing activities in 2012 was approximately $(1.21) million, as compared to approximately $26.38 million used in 2011. This change was primarily due to the decrease in net proceeds from bank loans and notes.

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

Bank Loans and Notes Generally

As of December 31, 2012, we had bank loans and debt from other non-bank entities totaling approximately $118.80 million (based on an exchange rate of 6.3161 RMB per 1 U.S. dollar). Information regarding these loans and notes is set forth below in U.S. dollars.

Continuing Operations
				Interest	At	At
				Rate Per	December 31,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2012	2011
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	7/13/2012	5.47%	-	1,571,166
Wuhan Blower	Bank Loans	Hankou Bank	7/18/2013	7.87%	3,483,163	-
Wuhan Blower	Bank Loans	Hankou Bank	7/20/2013	7.88%	3,324,837	-
Wuhan Blower	Bank Loans	Hankou Bank	10/12/2013	7.88%	1,583,256	-
Wuhan Blower	Bank Loans	Hankou Bank	10/19/2013	6.30%	2,216,558	-
Wuhan Blower	Bank Loans	Hankou Bank	10/14/2012	5.47%	-	1,571,166
Wuhan Blower	Bank Loans	Gansu Trust Co., Ltd.	12/14/2013	7.80%	11,082,788	-
Wuhan Blower	Bank Loans	Gansu Trust Co., Ltd.	12/15/2012	8.53%	-	10,998,162
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd	1/8/2012	9.6%	-	3,927,915
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd	5/4/2013	12%	3,166,511	-
Wuhan Blower	Bank Loans	Shenzhen Development Bank	6/3/2013	7.2%	4,749,766	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.			829,626	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/9/2012	18.00%	-	1,571,166
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	10/31/2013		3,768,148	-
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	12/1/2012		-	3,739,375
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	-	12,883,561
Wuhan Blower	Bank Loans	Agricultural Bank of China	2/22/2013	6.72%	2,058,232	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	4/24/2013	7.872%	2,691,534	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	6/29/2013	7.872%	2,691,534	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/14/2013	7.2%	2,691,534	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/19/2013	7.2%	2,849,860	-
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.4%	-	3,299,449
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.56%	-	4,713,498
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2013	8.244%	4,749,766	-
Wuhan Generating	Bank Loans	Hankou Bank	6/21/2013	7.872%	158,327	-
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	7.872%	4,116,464	-
Wuhan Generating	Bank Loans	Hankou Bank	6/21/2013	7.872%	79,164	-
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	7.827%	1,266,604	-
Wuhan Generating	Bank Loans	Hankou Bank	12/12/2013	7.827%	3,799,813	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.30%	-	7,855,830
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.30%	-	4,713,498
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.30%	-	6,284,664
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/7/2013	8.53%	4,749,766	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/11/2013	7.572%	6,333,022	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2013	7.572%	3,166,511	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/14/2013	7.572%	4,749,766	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	-	6,756,014
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/14/2012	6.89%	-	2,670,982
Wuhan Generating	Bank Loans	Agricultural Bank of China	5/27/2013	7.872%	3,641,487	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/16/2013	7.872%	2,691,534	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/18/2013	7.872%	3,166,511	-
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	-	4,713,498
Wuhan Generating	Bank Loans	Shenzhen Development Bank	3/12/2012	6.10%	-	3,142,331
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/5/2013	7.38%	4,749,766	-
Wuhan Generating	Bank Loans	Wuhan Dong Xi Hu District Wu Yi Petty Loan Co,.ltd	6/30/2013	3.5%	2,374,883	-

Total				Total	$96,980,731	$80,412,274

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	4/15/2013	-	1,583,255	-
Wuhan Blower	Notes Payable	Hankou Bank	4/19/2013	-	2,216,558	-
Wuhan Blower	Notes Payable	Hankou Bank	6/6/2013	-	4,749,766	-
Wuhan Blower	Notes Payable	Hankou Bank	1/11/2012	-	-	2,670,982
Wuhan Blower	Notes Payable	Hankou Bank	2/5/2012	-	-	4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	4/7/2012	-	-	4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	6/8/2012	-	-	11,312,395
Wuhan Blower	Notes Payable	Shenzhen Development Bank	5/6/2013	-	158,326	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank		-	3,166,511	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	1/1/2012	-	-	442,211
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/2/2012	-	-	452,316
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/19/2012	-	-	693,970
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/12/2012	-	-	180,383
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/10/2012	-	-	384,815
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/12/2012	-	-	535,451
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/18/2012	-	-	227,176
Wuhan Generating	Notes Payable	Hankou Bank	6/13/2013	-	759,963	-
Wuhan Generating	Notes Payable	Hankou Bank		-	316,651	-
Wuhan Generating	Notes Payable	Hankou Bank	6/19/2012	-	-	7,227,364
Wuhan Generating	Notes Payable	Agricultural Bank of China		-	5,541,393	-

Total					$21,867,260	$33,554,059

Total Short Term Bank Loans and Notes					$118,799,991	$113,966,333

We plan to either repay this debt as it matures or refinance this debt with other debt.

Banking facilities extended by the Hankou Bank were secured by the Company’s and Wuhan Sungreen’s mortgage of real property and Hubei Di Long Industrial Group’s mortgage of real property in 2012.

The loan from Gansu Trust Co., Ltd. was guaranteed by Hubei Di Long Industrial Group’s mortgage of real property in 2012.

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

As of December 31, 2012, there were no bank loans or notes associated with the discontinued operations.

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

Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale. The Company considers annually whether these assets are impaired. The Company makes its determinations based on various factors that impact those assets. For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future. Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company. Equipment used for production, which undergo regular maintenance, are assessed annually. The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company. Based on its review, the Company believes that, as of December 31, 2012 and 2011, there were no significant impairments of its long-lived assets.

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

Exchange Rates	December 31, 2012	December 31, 2011
Year-end RMB: US$ exchange rate	6.3161	6.3647
Average 12 month RMB: US$ exchange rate	6.3198	6.4735

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

Effective January 1, 2009, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized. For the year ended December 31, 2012, Wuhan Blower and Wuhan Generating were subject to a 12.5% tax rate and Wuhan Sungreen was subject to a 25% tax rate.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under the amendments in this Update, an organization has the option first to assess qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary. If the qualitative assessment reveals that it’s more likely than not that the asset is impaired, a calculation of the asset’s fair value is required. Otherwise, no quantitative calculation is necessary.The amendments is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In October, 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The amendments cover a wide range of topics in the FASB ASC. The amendments are incorporated into two sections: a. Technical corrections and improvements, and b. Conforming amendments related to fair value measurements.

a.	The amendments in the technical corrections and improvements section are categorized as follows:
•	Source literature amendments. These amendments are considered necessary due to differences between source literature and the FASB ASC. The amendments primarily carry forward legacy document guidance and/or subsequent amendments into the FASB ASC. Often, either writing style or phrasing in the legacy documents did not directly relate to the FASB ASC format and style so that the meaning of certain guidance might have been unintentionally altered.
•	Guidance clarification and reference corrections. These amendments include updated wording or corrected references, or a combination of both.
•	Relocated guidance. These amendments primarily move authoritative literature guidance from one location to another location that is deemed more appropriate within the FASB ASC.

b.	On the fair value measurements issue, the guidance in ASU 2012-04 identifies when the use of the term “fair value” should be linked to the definition of fair value included in FASB ASC 820, entitled Fair Value Measurement. Most of the amendments are of a nonsubstantive nature. Many of the amendments relate to conforming wording to be consistent with the terminology in FASB ASC 820 for example, references to market value and current market value have been changed to appropriately refer to fair value so that the literature is consistent throughout.

For public entities, the amendments that are subject to the transition guidance is effective for fiscal periods beginning after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In October, 2012, the FASB issued ASU No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution” (“ASU 2012-06”).This amendment requires that indemnification assets recognized in accordance with Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement should be subsequently measured on the same basis as the asset subject to indemnification. For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”).The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).The amendments require an organization to:

a.	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

b.	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-03, “Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities” (“ASU 2013-03”). The amendment clarifies that the requirement to disclose the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (as Level 1, Level 2, or Level 3) does not apply to private companies and nonpublic not-for-profits for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. The amendments are effective upon issuance. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments take effect prospectively for public companies for fiscal years beginning after December 15, 2013, and interim reporting periods within those years. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

Wuhan General Group (China), Inc.

Audited Consolidated Financial Statements

December 31, 2012 and 2011

(Stated in US Dollars)

Wuhan General Group (China), Inc.

Contents	Pages

Report of Registered Independent Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5 – F-6

Consolidated Statements of Cash Flows	F-7 – F-8

Notes to the Financial Statements	F-9 – F-35

Board of Directors and Stockholders

Wuhan General Group (China), Inc.

Report of Registered Independent Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Wuhan General Group (China), Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wuhan General Group (China), Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	WWC, P.C.
March 18, 2012	Certified Public Accountants

Wuhan General Group (China), Inc.

Consolidated Balance Sheets

As of December 31, 2012 and 2011

(Stated in US Dollars)

		At	At
	Note	December 31,	December 31,
		2012	2011
ASSETS
Current Assets
Cash	2(e)	$18,793,684	$57,522,050
Restricted Cash	3	12,095,682	13,953,294
Notes Receivable	4	-	-
Accounts Receivable	2(f),5	66,645,898	56,567,722
Other Receivable		16,582,122	18,487,992
Related Party Receivable	23	3,008,186	7,041,613
Inventory	2(g),6	49,186,140	13,300,792
Advances to Suppliers		27,473,331	25,184,728
Advances to Employees	7	66,832	30,158
Prepaid Expenses		-	7,041
Prepaid Taxes		1,084,249	41,210
Deferred Tax Asset	16	1,733,787	1,238,831
Current assets held for sale	2(bb),21	729,294	2,223,395
Total Current Assets		197,399,205	195,598,826

Non-Current Assets
Property, Plant & Equipment, net	2(h),8	53,098,651	29,591,719
Land Use Rights, net	2(j),9	1,943,631	1,976,326
Construction in Progress	10	4,187,459	15,031,490
Deposits		5,279,449	5,555,926
Intangible Assets, net	2(i),11	110,994	145,041
Long-term assets held for sale	2(bb), 21	24,561,260	24,672,213
Total Assets		$286,580,649	$272,571,541

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Bank Loans & Notes	12	$118,797,991	$113,966,333
Accounts Payable		17,535,033	5,478,580
Taxes Payable		3,703,651	10,841,233
Other Payable		13,990,562	5,035,021
Related parties payable		2,799,340	-
Dividend Payable		2,183,389	1,454,257
Accrued Liabilities	13	2,075,599	3,593,025
Customer Deposits		9,893,557	7,177,771
Current liabilities associated with assets held for sale	2(bb),21	8,270,165	1,401,330
Total Current Liabilities		179,249,287	148,947,550

Long Term Liabilities
Bank Loans and Notes	12	-	6,048,989
Total Liabilities		$179,249,287	$154,996,539

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Balance Sheets

As of December 31, 2012 and 2011

(Stated in US Dollars)

		At	At
	Note	December 31,	December 31,
		2012	2011
STOCKHOLDERS' EQUITY

Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,241,453Shares of Series A Convertible Preferred Stock Issued & Outstanding at December 31, 2012 and 2011	14	$624	$624
Additional Paid in Capital - Preferred Stock		8,170,415	8,170,415
Additional Paid in Capital – Warrants		63,171	63,171
Additional Paid in Capital - Beneficial Conversion Feature		6,371,547	6,371,547
Preferred Stock - $0.0001 Par Value 50,000,000 Shares Authorized; 6,354,078 Shares of Series B Convertible Preferred Stock Issued & Outstanding at December 31, 2012 and 2011	14	635	635
Additional Paid in Capital - Preferred Stock		12,637,158	12,637,158
Additional Paid in Capital – Warrants		-	-
Additional Paid in Capital - Beneficial Conversion Feature		4,023,692	4,023,692
Common Stock - $0.0001 Par Value 100,000,000 Shares Authorized; 32,505,000 and 28,327,607Shares Issued & Outstanding at December 31, 2012 and 2011, respectively	14	3,251	3,251
Additional Paid in Capital		42,090,417	42,090,417
Statutory Reserve	2(u),15	4,563,592	4,563,592
Retained Earnings		10,050,556	21,369,395
Accumulated Other Comprehensive Income	2(v)	19,356,304	18,281,105
Total Stockholders' Equity		107,331,362	117,575,002

Total Liabilities & Stockholders' Equity		$286,580,649	$272,571,541

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Income and Comprehensive Income

For the years ended December 31, 2012 and 2011

(Stated in US Dollars)

	Note	December 31,	December 31,
		2012	2011
Sales	2(l)	$80,376,748	$127,502,723
Cost of Sales	2(m)	65,835,198	97,676,431
Gross Profit		14,541,550	29,826,292

Operating Expenses
Selling	2(n)	1,447,893	1,404,870
General & Administrative	2(p)	15,011,002	18,408,231
Warranty	2(w),13	307,815	558,278
Total Operating Expenses		16,766,710	20,371,379

Operating Income (Loss)		(2,225,160)	9,454,913

Other Income (Expenses)
Other Income		2,163,429	152,787
Interest Income		673,012	250,912
Other Expenses		(34,064)	(50,054)
Interest Expense		(10,240,875)	(7,680,872)
Expense for warrant recapitalization		-	(3,455,260)
Total Other Income (Loss) & Expenses		(7,438,498)	(10,782,487)

Loss from Continuing Operations before Taxes		(9,663,658)	(1,327,574)
Income Taxes	2(t), 16	212,285	1,606,043
Loss from Continuing Operations		(9,875,943)	(2,933,617)
Loss from Discontinued Operations, net of taxes		(713,766)	(926,318)

Net Loss		$(10,589,709)	$(3,859,935)
Other comprehensive income
Foreign Currency Translation Gain		1,075,199	6,378,448
Total Comprehensive Income (Loss)		$(9,514,510)	$2,518,513

Net Income (Loss) Attribute to:
Net Loss		(10,589,709)	(3,859,935)
Preferred Dividends Declared		729,130	727,128
Income Available to Common Stockholders		(11,318,839)	(4,587,063)
Earnings Per Share	17
Basic-Net Income/(Loss)		$(0.35)	$(0.14)
- Income from Continuing Operations		(0.33)	(0.11)
- Loss from Discontinued Operations		(0.02)	(0.03)
Diluted- Net Income/(Loss)		(0.33)	(0.14)
- Income from Continuing Operations		(0.30)	(0.11)
- Loss from Discontinued Operations		$(0.02)	$(0.03)
Weighted Average Shares Outstanding
Basic		32,505,000	32,264,657
Diluted		32,505,000	32,264,657

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Stockholders’ Equity

As of December 31, 2012 and 2011

(Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compre
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2012	6,241,453	$624	$8,170,415	$63,171	$6,371,547	6,354,078	$635	$12,637,158	$-	$4,023,692	32,505,000	$3,251	$42,090,417	$4,563,592	$21,369,395	$18,281,105	$117,575,002
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,589,709)	-	(10,589,709)
Preferred Dividends Declared	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(729,130)	-	(729,130)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,075,199	1,075,199
Balance, December 31, 2012	6,241,453	$624	$8,170,415	$63,171	$6,371,547	6,354,078	$635	$12,637,158	$-	$4,023,692	32,505,000	$3,251	$42,090,417	$4,563,592	$10,050,556	$19,356,304	$107,331,362

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Stockholders’ Equity

As of December 31, 2012 and 2011

(Stated in US Dollars)

	Series A		Series A	Series	Beneficial	Series B		Series B	Series	Beneficial						Accum
	Convertible		Preferred	A, J, C	Conversion	Convertible		Preferred	B, JJ	Conversion	Common					-ulated
	Preferred Stock		Stock	Warrants	Feature	Preferred Stock		Stock	Warrants	Feature	Stock					Other
	Shares		Additional	Additional	Additional	Shares		Additional	Additional	Additional	Shares		Additional			Compre
	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Paid in	Paid in	Out-		Paid in	Statutory	Retained	-hensive
	standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Capital	Capital	-standing	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2011	6,241,453	$624	$8,170,415	$1,554,635	$6,371,547	6,354,078	$635	$12,637,158	$1,244,366	$4,023,692	28,327,607	$2,833	$35,895,190	$4,563,592	$25,956,458	$11,902,657	$112,323,802
Stock Option Compensation	-	-	-	-	-	-	-	-	-	-	-	-	4,555	-	-	-	4,555
Recapitalization of Warrants	-	-	-	(1,491,464)	-	-	-	-	(1,244,366)	-	-	-	2,735,830	-	-	-	-
Expense related to recapitalization of warrants	-	-	-	-	-	-	-	-	-	-	4,177,393	418	3,454,842	-	-	-	3,455,260
Net Income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,859,935)	-	(3,859,935)
Preferred Dividends Declared	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(727,128)	-	(727,128)
Appropriations of Retained Earnings	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,378,448	6,378,448
Balance, December 31, 2011	6,241,453	$624	$8,170,415	$63,171	$6,371,547	6,354,078	$635	$12,637,158	-	$4,023,692	32,505,000	$3,251	$42,090,417	$4,563,592	$21,369,395	$18,281,105	$117,575,002

Wuhan General Group (China), Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2012 and 2011 (Stated in US Dollars)

	12 months	12 months
	Ended	Ended
	December 31,	December 31,
	2012	2011
Cash Flow from Operating Activities
Net Loss	$(10,589,709)	$(3,859,935)
Discontinued operation loss, net of tax	713,766	926,318
Amortization	70,801	110,189
Depreciation	2,534,274	3,211,177
Expense for warrant recapitalization	-	3,459,815
Loss on disposal on property, plant and equipment	(107,942)	-
Impairment loss on inventory	754,950	-
Impairment loss on property, plant and equipment	2,558,037
Bad debt expenses	7,297,878	-
Decrease/(Increase) in Accounts Receivable	(12,369,761)	(7,081,745)
Decrease/(Increase) in Notes receivable	-	251,066
Decrease/(Increase) in Other Receivables	(2,299,233)	(2,218,699)
Decrease/(Increase) in Related Party Receivables	10,875,477	(7,016,248)
Decrease/(Increase) in Inventory	(36,640,297)	(3,433,493)
Decrease/(Increase) in Advances to Suppliers	(2,288,603)	10,249,023
Decrease/(Increase) in Advances to Employees	(36,673)	292,047
Decrease/(Increase) in Prepaid Expenses	-	(6,524)
Decrease/(Increase) in Prepaid Taxes	(1,043,039)	(39,859)
Decrease/(Increase) in Deferred Tax Asset	(494,957)	(46,298)
Increase/(Decrease) in Accounts Payable	12,056,452	(4,141,227)
Increase/(Decrease) in Taxes Payable	(7,137,582)	381,443
Increase/(Decrease) in Other Payable	8,641,308	1,225,583
Increase/(Decrease) in Related Party Payable	4,221,435	(570,819)
Increase/(Decrease) in Accrued Liabilities	(1,517,425)	707,094
Increase/(Decrease) in Customer Deposits	2,715,785	(827,566)
Cash provided by operating activities – continuing operations	(22,085,058)	(8,428,658)
Cash provided by operating activities – discontinued operations	225,769	(137,767)
	(21,859,289)	(8,566,425)

Cash Flows from Investing Activities
Cash Released/(Invested in) Restricted Time Deposits	1,857,612	16,646,665
Proceeds from withdraw of Short Term Investment Fund	-	1,140,718
Payments for Purchases and Construction of Plant & Equipment	(17,691,883)	(5,158,888)
Purchases of Intangible assets	(4,059)	-
Proceeds on disposal of property, plant and equipment	282,799	-
Payments for Deposits	(517,674)	(5,510,403)
Cash Used in investing activities – continuing operations	(16,073,205)	7,118,092
Cash Used in investing activities – discontinued operations	(418,882)	(231,278)
Cash Sourced/(Used) in Investing Activities	(16,692,087)	6,886,814

See Accompanying Notes to the Financial Statements and Accountant’s Report.

Wuhan General Group (China), Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2012 and 2011 (Stated in US Dollars)

Cash Flows from Financing Activities
Net proceeds from Bank Loans and Notes	(1,217,331)	26,379,700
Dividends Paid	-	-
Cash provided by financing activities – continuing operations	(1,217,331)	26,379,700
Cash provided by financing activities – discontinued operations	-	-
Cash Sourced/(Used) in Financing Activities	(1,217,331)	26,379,700

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – continuing operations	(39,375,594)	25,069,134
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period – discontinued operations	(193,113)	(369,045)
Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(39,568,706)	24,700,089

Effect of Currency Translation – continuing operations	647,228	5,596,599
Effect of Currency Translation – discontinued operations	189,787	254,274
	837,015	5,850,873

Cash & Cash Equivalents at Beginning of Period - continuing operations	57,522,050	26,856,317
Cash & Cash Equivalents at Beginning of Period - discontinued operations	21,501	136,272
	57,543,551	26,992,589

Cash & Cash Equivalents at End of Period - continuing operations	18,793,684	57,522,050
Cash & Cash Equivalents at End of Period - discontinued operations	18,175	21,501
Cash & Cash Equivalents at End of Period	$18,811,859	$57,543,551

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

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

On December 25, 2008, Wuhan Blower, entered into an Asset Purchase Agreement with Wuhan Gongchuang Real Estate Co., Ltd. (the “Seller”, also known as “Hubei Gongchuang Real Estate Co., Ltd.”) pursuant to which Wuhan Blower acquired certain assets owned by Seller, including certain buildings, equipment, land use rights, and construction in progress.  Form 8-K was filed with the U.S. Securities and Exchange Commission on February 5, 2009 which provides further details to the transaction. Title of the assets purchased under the above agreement has been recorded under Wuhan Sungreen. Wuhan Blower currently owns 100% beneficial interest in Wuhan Sungreen. Wuhan Sungreen is incorporated under the laws of the PRC. The purchased assets have been accounted for on Wuhan Sungreen’s books as contributed capital.

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

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

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

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

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

The Company carries land use rights at cost less accumulated amortization. Land use rights are amortized straight-line over the useful life of 50 years for Wuhan Blower and Wuhan Generating campus, and of 30 years for Wuhan Sungreen campus.

(k)	Accounting for Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company’s long-lived assets are grouped by their presentation on the financial statements according to the balance sheet and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, trademarks, software licenses, land use rights and real property available for sale. The Company considers annually whether these assets are impaired. The Company makes its determinations based on various factors that impact those assets. For example, the Company considers real property impaired if property prices decrease drastically and it is unlikely that the prices will recover within the foreseeable future. Although property values in the PRC have experienced a decline during the last year, prices are increasing again. Therefore, the Company believes its real property has at least retained the value of its original cost to the Company. Equipment used for production, which undergo regular maintenance, are assessed annually. The Company has maintained a profitable business amidst the economic downturn and equipment has continued to be used for production, indicating that such equipment still retains its value to the Company. Based on its review, the Company believes that, as of December31, 2012 and 2011, there were no significant impairments of its long-lived assets.

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

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

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

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

	December 31,	December 31,	December 31,
Exchange Rates	2012	2011	2010
Period end RMB:US$ exchange rate	6.3161	6.3647	6.6118
Average period RMB: US$ exchange rate	6.3198	6.4735	6.7788

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

Effective January 1, 2009, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2008. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2009, to continue enjoying the tax holidays until being fully utilized. For the year ended December 31, 2012, Wuhan Blower, Wuhan Generating, and Wuhan Sungreen were subject to a 25% tax.

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

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

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under the amendments in this Update, an organization has the option first to assess qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary. If the qualitative assessment reveals that it’s more likely than not that the asset is impaired, a calculation of the asset’s fair value is required. Otherwise, no quantitative calculation is necessary.The amendments is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In October, 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The amendments cover a wide range of topics in the FASB ASC. The amendments are incorporated into two sections: a. Technical corrections and improvements, and b. Conforming amendments related to fair value measurements.

a.	The amendments in the technical corrections and improvements section are categorized as follows:
•	Source literature amendments. These amendments are considered necessary due to differences between source literature and the FASB ASC. The amendments primarily carry forward legacy document guidance and/or subsequent amendments into the FASB ASC. Often, either writing style or phrasing in the legacy documents did not directly relate to the FASB ASC format and style so that the meaning of certain guidance might have been unintentionally altered.
•	Guidance clarification and reference corrections. These amendments include updated wording or corrected references, or a combination of both.
•	Relocated guidance. These amendments primarily move authoritative literature guidance from one location to another location that is deemed more appropriate within the FASB ASC.

b.	On the fair value measurements issue, the guidance in ASU 2012-04 identifies when the use of the term “fair value” should be linked to the definition of fair value included in FASB ASC 820, entitled Fair Value Measurement. Most of the amendments are of a nonsubstantive nature. Many of the amendments relate to conforming wording to be consistent with the terminology in FASB ASC 820 for example, references to market value and current market value have been changed to appropriately refer to fair value so that the literature is consistent throughout.

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

(Stated in US Dollars)

For public entities, the amendments that are subject to the transition guidance is effective for fiscal periods beginning after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In October, 2012, the FASB issued ASU No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution” (“ASU 2012-06”).This amendment requires that indemnification assets recognized in accordance with Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement should be subsequently measured on the same basis as the asset subject to indemnification. For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”).The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).The amendments require an organization to:

a.	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

b.	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-03, “Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities” (“ASU 2013-03”). The amendment clarifies that the requirement to disclose the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (as Level 1, Level 2, or Level 3) does not apply to private companies and nonpublic not-for-profits for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. The amendments are effective upon issuance. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

(Stated in US Dollars)

In March 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments take effect prospectively for public companies for fiscal years beginning after December 15, 2013, and interim reporting periods within those years. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

(bb)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s Wuhan Sungreen operations as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information related to discontinued operations is included in Note 21and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.

3.	RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure credit facilities, which are comprised of loans and notes payables, in addition to other collateral.

4.	NOTES RECEIVABLE

As of December 31, 2012	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$-	$7,916
Less: Allowance for Bad Debts	-	-
	$-	$7,916

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations
Notes Receivable	$-	$28,196
Less: Allowance for Bad Debts	-	-
	$-	$28,196

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

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

5.	ACCOUNTS RECEIVABLE

As of December 31, 2012	Continuing	Discontinued
	Operations	Operations

Total Accounts Receivable-Trade	$71,060,442	$184,787
Less: Allowance for Bad Debt	(4,414,544)	(78,722)
	$66,645,898	$106,515

Allowance for Bad Debts
Beginning Balance	$(2,977,249)	$(11,960)
Allowance Provided	(2,290,230)	(66,181)
Foreign currency effect	(24,265)	(131)
Less: Bad Debt Written Off	877,200	-
Ending Balance	$(4,414,544)	(78,272)

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations
Total Accounts Receivable-Trade	$59,544,970	$235,978
Less: Allowance for Bad Debt	(2,977,248)	(11,960)
	$56,567,722	$224,018

Allowance for Bad Debts
Beginning Balance	$(2,604,525)	$(11,513)
Allowance Provided	(4,474,152)	(447)
Foreign currency effect	-	-
Less: Bad Debt Written Off	4,101,429	-
Ending Balance	$(2,977,248)	$(11,960)

6.	INVENTORY

As of December 31, 2012	Continuing	Discontinued
	Operations	Operations

Raw Materials	$19,997,555	$-
Work in Progress	22,186,728	-
Finished Goods	7,001,857	-
	$49,186,140	$-

As of December 31, 2011	Continuing	Discontinued
	Operations	Operations

Raw Materials	$9,663,871	$131,081
Work in Progress	1,409,831	420,139
Finished Goods	2,227,090	902,232
	$13,300,792	$1,453,452

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

(Stated in US Dollars)

7.	ADVANCES TO EMPLOYEES

Advances to Employees of $66,831 and $30,158 as of December 31, 2012 and 2011, respectively, consisted of advances to salespeople for salary, travel, and expenses over extended periods as they work to procure new sales contracts or install and perform on existing contracts. These advances are deducted from future sales commissions earned by these salespeople. In the event that a salesperson leaves the Company prior to earning sales commissions sufficient to offset advances paid to the salesperson, the Company immediately expenses any outstanding balance to the income statement. None of the employees who have received these advances is a director or executive officer of the Company.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, which are stated at cost less depreciation, were composed of the following:

As of December 31, 2012				Total	Total
	Wuhan	Wuhan	Other	Continuing	Discontinued
Category of Asset	Blower	Generating	Subsidiaries	Operations	Operations
Buildings	$15,565,712	$14,669,312	$-	$30,235,024	$
Machinery & Equipment	2,123,074	33,445,531	-	35,568,605	1,997,500
Furniture & Fixtures	425,243	33,150	1,433	459,826	65,083
Auto	1,131,781	262,166	-	1,393,947	15,632
Other	80,798	-	-	80,798	-
	19,326,608	48,410,159	1,433	67,738,200	15,307,300

Less: Accumulated Depreciation
Buildings	4,194,732	1,151,245	-	5,345,977	94,258
Machinery & Equipment	1,468,536	6,463,326	-	7,913,862	679,337
Furniture & Fixtures	384,727	18,960	454	404,141	16,935
Auto	715,399	177,095	-	892,494	8,926
Other	65,075	-	-	65,075	-
	6,828,469	7,810,626	454	14,639,549	799,456

Property, Plant, & Equipment, Net	$12,498,139	$40,599,533	$979	$53,098,651	$14,507,844

As of December 31, 2011				Total	Total
	Wuhan	Wuhan	Other	Continuing	Discontinued
Category of Asset	Blower	Generating	Subsidiaries	Operations	Operations
Buildings	$14,626,746	$9,370,675	$-	$23,997,421	$-
Machinery & Equipment	2,101,219	13,512,971	-	15,614,190	1,829,258
Furniture & Fixtures	415,778	32,698	1,433	449,909	34,837
Auto	1,193,582	359,452	-	1,553,034	15,513
Other	80,181	-	-	80,181	-
	18,417,506	23,275,796	1,433	41,694,735	1,879,608
Less: Accumulated Depreciation
Buildings	3,710,590	887,133	-	4,597,723	-
Machinery & Equipment	1,250,561	5,007,564	-	6,258,125	503,206
Furniture & Fixtures	357,712	14,795	215	372,722	6,175
Auto	674,136	148,910	-	823,046	5,911
Other	51,400	-	-	51,400	-
	6,044,399	6,058,402	215	12,103,016	515,292
Property, Plant, & Equipment, Net	$12,373,107	$17,217,394	$1,218	$29,591,719	$1,364,316

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

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

9.	LAND USE RIGHTS

As of December 31, 2012			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	$2,380,828	$-	$2,380,828	$11,366,080
Less: Accumulated Amortization	(437,197)		(437,197)	(1,330,834)
Land Use Rights, Net	$1,943,631	$-	$1,943,631	$10,035,246

At December 31, 2011			Total	Total
	Wuhan	Wuhan	Continuing	Discontinued
Category of Asset	Blower	Generating	Operations	Operations
Land Use Rights	$2,362,648	$-	$2,362,648	$11,279,290
Less: Accumulated Amortization	(386,322)	-	(386,322)	(998,406)
Land Use Rights, Net	$1,976,326	$-	$1,976,326	$10,280,884

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

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

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

The following table details the assets that are accounted for in the Construction-in-Progress account as of December 31, 2012 and 2011:-

December 31,		Total	Total
2012		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Generating Workshop	$2,542,176	$-
Wuhan Blower	Office Building	137,413	-
Wuhan Blower	Badminton Courts	26,124	-
Wuhan Blower	Greenery Project	18,524	-
Wuhan Blower	Workshop Wall Refurbishment	789	-
Wuhan Generating	Generating Workshop	1,462,433	-
Wuhan Sungreen	Others	-	2,337
		$4,187,459	$2,337

December 31,		Total	Total
2011		Continuing	Discontinued
Subsidiary	Description	Operations	Operations
Wuhan Blower	Dormitory	$164,399	$-
Wuhan Blower	Testing Facility	945	-
Wuhan Blower	Badminton Courts	25,924	-
Wuhan Blower	Technological Remodeling	448,191	-
Wuhan Blower	Lighting	117,837	-
Wuhan Blower	Dining Hall	13,593	-
Wuhan Blower	Wall	22,990
Wuhan Generating	Capitalized Interest	1,424,214	-
Wuhan Generating	Equipment Requiring Installation	6,522,831	-
Wuhan Generating	Generating Workshop	6,290,566	-
Wuhan Sungreen	Landscaping	-	317,366
Wuhan Sungreen	Workshop	-	5,236,110
Wuhan Sungreen	Office Building	-	6,302,744
Wuhan Sungreen	Utility Systems Setup	-	1,099,816
Wuhan Sungreen	Gate Remodeling	-	55,264
		$15,031,490	$13,011,300

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

(Stated in US Dollars)

11.	INTANGIBLE ASSETS

The following categories of assets are stated at cost less accumulated amortization.

	At	At
	December 31,	December 31,
	2012	2011
Category of Asset
Trademarks	$98,953	$113,910
Mitsubishi License	306,779	325,373
Tianyu CAD License	7,861	4,252
Sunway CAD License	16,387	13,130
Microsoft License	11,718	18,068
	441,698	474,733

Less: Accumulated Amortization
Trademarks	(67,881)	(78,165)
Mitsubishi License	(240,631)	(229,287)
Tianyu CAD License	(3,635)	(3,306)
Sunway CAD License	(7,696)	(11,116)
Microsoft License	(10,861)	(7,818)
	(330,704)	(329,692)

Intangible Assets, Net	$110,994	$145,041

The weighted average amortization period for the Company’s intangible assets at December 31, 2012 and 2011 were 12.82 years and 12.82 years, respectively.

The weighted average amortization period for the Trademark is 20 years.

The weighted average amortization period for the Mitsubishi, CAD, and Microsoft technical licenses is 10 years.

The discontinued operations do not have any intangible assets.

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

(Stated in US Dollars)

12.	BANK LOANS AND NOTES

The following table provides the name of the lender, due date, interest rate, and amounts outstanding at December 31, 2012 and 2011 for the Company’s bank loans and notes payable.

Continuing Operations
				Interest	At	At
				Rate Per	December 31,	December 31,
Subsidiary	Type	Name of Lender	Due Date	Annum	2012	2011
Short-term
Wuhan Blower	Bank Loans	Hankou Bank	7/13/2012	5.47%	-	1,571,166
Wuhan Blower	Bank Loans	Hankou Bank	7/18/2013	7.872%	3,483,163	-
Wuhan Blower	Bank Loans	Hankou Bank	7/20/2013	7.88%	3,324,837	-
Wuhan Blower	Bank Loans	Hankou Bank	10/12/2013	7.88%	1,583,256
Wuhan Blower	Bank Loans	Hankou Bank	10/19/2013	6.30%	2,216,558
Wuhan Blower	Bank Loans	Hankou Bank	10/14/2012	5.47%	-	1,571,166
Wuhan Blower	Bank Loans	Gansu Trust Co., Ltd.	12/14/2013	7.80%	11,082,788
Wuhan Blower	Bank Loans	Gansu Trust Co., Ltd.	12/15/2012	8.53%	-	10,998,162
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	1/8/2012	9.6%	-	3,927,915
Wuhan Blower	Bank Loans	China Minsheng Banking Corp., Ltd.	5/14/2013	12%	3,166,511	-
Wuhan Blower	Bank Loans	Shenzhen Development Bank	6/3/2013	7.2%	4,749,766	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	10/31/2013	16%	829,626	-
Wuhan Blower	Bank Loans	Wuhan Jiang Han District Fu Bang Petty Loan Co., Ltd.	12/09/2012	18%	-	1,571,166
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	10/31/2013	4.8%	3,768,148	-
Wuhan Blower	Bank Loans	Wuhan Min Ze Investment Co., Ltd.	12/1/2012	0.00%	-	3,739,375
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/21/2012	5.40%	-	12,883,561
Wuhan Blower	Bank Loans	Agricultural Bank of China	2/22/2013	6.72%	2,058,232	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	4/24/2013	7.872%	2,691,534	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	6/29/2013	7.872%	2,691,534	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/14/2013	7.2%	2,691,534	-
Wuhan Blower	Bank Loans	Agricultural Bank of China	9/19/2013	7.2%	2,849,860	-
Wuhan Blower	Bank Loans	China Construction Bank	7/1/2012	5.40%	-	3,299,449
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2012	6.56%	-	4,713,498
Wuhan Generating	Bank Loans	Hankou Bank	6/13/2013	8.244%	4,749,766	-
Wuhan Generating	Bank Loans	Hankou Bank	6/21/2013	7.872%	158,327	-
Wuhan Generating	Bank Loans	Hankou Bank	9/30/2013	7.872%	4,116,464	-
Wuhan Generating	Bank Loans	Hankou Bank	6/21/2013	7.872%	79,164	-
Wuhan Generating	Bank Loans	Hankou Bank	10/11/2013	7.827%	1,266,604	-
Wuhan Generating	Bank Loans	Hankou Bank	12/12/2013	7.827%	3,799,813	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	5/19/2012	8.30%	-	7,855,830
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2012	8.30%	-	4,713,498
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/16/2012	8.30%	-	6,284,664
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/7/2013	8.53%	4,749,766	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/11/2013	8.53%	6,333,022	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/13/2013	8.53%	3,166,511	-
Wuhan Generating	Bank Loans	Industrial Bank Co., Ltd.	6/14/2013	8.53%	4,749,766	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	6/15/2012	6.63%	-	6,756,014
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/14/2012	6.89%	-	2,670,982
Wuhan Generating	Bank Loans	Agricultural Bank of China	5/27/2013	7.872%	3,641,487
Wuhan Generating	Bank Loans	Agricultural Bank of China	7/16/2013	7.872%	2,691,534	-
Wuhan Generating	Bank Loans	Agricultural Bank of China	8/18/2013	7.872%	3,166,511
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/2/2012	7.57%	-	4,713,498
Wuhan Generating	Bank Loans	Shenzhen Development Bank	3/12/2012	6.10%	-	3,142,331
Wuhan Generating	Bank Loans	Shenzhen Development Bank	6/5/2013	7.38%	4,749,766	-
Wuhan Generating	Bank Loans	Wuhan Dong Xi Hu District Wu Yi Petty Loan Co., Ltd.	N/A	N/A	2,374,883	-

Total					$96,980,731	$80,412,274

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

(Stated in US Dollars)

Notes Payable
Wuhan Blower	Notes Payable	Hankou Bank	4/15/2013	-	1,583,255	-
Wuhan Blower	Notes Payable	Hankou Bank	4/19/2013	-	2,216,558	-
Wuhan Blower	Notes Payable	Hankou Bank	6/6/2013	-	4,749,766	-
Wuhan Blower	Notes Payable	Hankou Bank	6/10/2013	-	3,324,837	-
Wuhan Blower	Notes Payable	Hankou Bank	1/11/2012	-	-	2,670,982
Wuhan Blower	Notes Payable	Hankou Bank	2/5/2012	-	-	4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	4/7/2012	-	-	4,713,498
Wuhan Blower	Notes Payable	Hankou Bank	6/8/2012	-	-	11,312,395
Wuhan Blower	Notes Payable	Shenzhen Development Bank	5/6/2013	-	158,326	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	8/2/2013	-	3,166,511	-
Wuhan Blower	Notes Payable	Shenzhen Development Bank	1/1/2012	-	-	442,211
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/2/2012	-	-	452,316
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/19/2012	-	-	693,970
Wuhan Blower	Notes Payable	Shenzhen Development Bank	3/12/2012	-	-	180,383
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/10/2012	-	-	384,815
Wuhan Blower	Notes Payable	Shenzhen Development Bank	6/12/2012	-	-	535,451
Wuhan Blower	Notes Payable	Shenzhen Development Bank	2/18/2012	-	-	227,176
Wuhan Blower	Notes Payable	Shenzhen Development Bank	8/6/2012	-	-	-
Wuhan Generating	Notes Payable	Hankou Bank	6/13/2013	-	759,963
Wuhan Generating	Notes Payable	Hankou Bank	1/23/2013	-	316,651
Wuhan Generating	Notes Payable	Hankou Bank	6/19/2012	-	-	7,227,364
Wuhan Generating	Notes Payable	Hankou Bank	12/21/2012	-		-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	10/13/2012	-		-
Wuhan Generating	Notes Payable	Industrial Bank Co., Ltd.	10/18/2012	-		-
Wuhan Generating	Notes Payable	Shenzhen Development Bank	12/5/2012	-		-
Wuhan Generating	Notes Payable	Agricultural Bank of China	12/21/2012	-	5,541,393	-

Total					$21,817,260	$33,554,059

Total Short Term Bank Loans and Notes					$118,799,991	$113,966,333

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

As of December 31, 2012 and 2011

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

As of December 31, 2012, there were no bank loans associated with the discontinued operations.

13.	WARRANTY LIABILITY

Warranty liability is accrued and carried on the balance sheet as a component of Accrued Liabilities.  The Company makes its warranty accrual based on individual assessment of each contract because terms and conditions vary.  The Company’s typical sales contracts provide for a warranty period of 12-24 months following product installation.

The following table summarizes the activity related to the Company’s product warranty liability for the years ended December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011

Balance at beginning of period	$1,012,771	$1,937,227
Adjustment
Accruals for current & pre-existing warranties issued during period	1,629,917	38,947
Less: Settlements made during period	(215,918)	-
Less: Reversals and warranty expirations	(661,115)	(963,404)
Balance at end of period	$1,765,655	$1,012,771

There was no outstanding warranty liability for discontinued operations.

14.	CAPITALIZATION

The Company’s outstanding securities at December 31, 2012 are shown in the following table:

Type of Security	Issue Quantity	Issuance Date	Expiration Date
Common Stock	32,505,000	N/A	N/A
Series A Preferred	6,241,453	02/07/2007	N/A
Series B Preferred	6,354,078	09/05/2009	N/A
Options Issued to Directors	40,000	11/30/2007	11/30/2017
Options Issued to Directors	40,000	01/02/2008	01/02/2018
Options Issued to Directors	160,000	03/10/2010	03/10/2020
Total Shares on Fully Diluted Basis	45,340,531

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock, par value $0.0001 per share(the “Series A Preferred Stock”) is convertible into shares of the Company’s common stock on a one-for-one basis. Holders of Series APreferred Stock are entitled to a dividend equal to 5% per annum of the amount invested, subject to adjustment. These dividends are payable quarterly. In the event of a voluntary or involuntary liquidation, holders of Series A Preferred Stock are entitled to a liquidation preference of $2.33 per share. This amount is in excess of the stock’s par value of $0.0001. The Series A Preferred Stock is cumulative, non-participating, and non-redeemable, and as such, there is no related sinking fund. On or after February 5, 2010, the Series A Preferred Stock will be mandatorily converted into common stock if the Company’s common stock achieves certain price and volume requirements.

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

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

Investors holding the amended Series J Warrants exercised their right to purchase Series B Preferred Stock at $2.33 per share. In 2008, certain investors exercised their amended Series J Warrants for a total of 6,369,078 shares of Series B Preferred Stock. The Company received gross proceeds of $14,839,952 for the issuance of those shares in connection with the exercise of the Series J Warrants. The total amount of commission paid to the placement agent, 1st Bridge House Securities, was 10% of the gross proceeds, or $1,483,995. The Company also paid a total of $274,480 for other financing related expenses. The net proceeds from the transactions, after accounting for placement agent commissions and other related financing expenses, was $13,081,477.

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

As of December 31, 2012 and 2011

Notes to Financial Statements

(Stated in US Dollars)

Warrant Recapitalization

On December 13, 2010, the Company entered into a series of agreements designed to reduce the overhang of the Company’s Series A, B, C, AA, BB and JJ warrants and to simplify the Company’s capital structure.

With respect to the Series A and Series B warrants, each Series A and Series B warrant holder was given the option to (i) sell all or part of such holder’s warrant to Fame Good International Limited, the Company’s controlling stockholder (“Fame Good”), for $0.50 per share of warrant stock pursuant to a Warrant Purchase Agreement entered into by and among the Company, Fame Good and certain warrant holders (the “Warrant Purchase Agreement”) and/or (ii) exchange all or part of such holder’s warrant for the issuance by the Company of 0.5 shares of the Company’s common stock, par value $0.0001 per share, per share of warrant stock pursuant to a Warrant Exchange Agreement entered into by and among the Company and certain warrant holders (the “Series A and B Warrant Exchange Agreement”).  The director and controlling stockholder of Fame Good is Mr. Jie Xu, who currently serves as the Chairman of the Company.

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

In compliance with PRC laws, the Company is required to appropriate 10% of its net income to its statutory reserve up to a maximum of 50% of the Company’s registered Paid-in capital. The Company had future unfunded commitments, as provided below. As the results of operations for the year ended December 31, 2012 and 2011 were loss, no appropriation was made to statutory reserve.

	December 31,	December 31,
	2012	2011
Unadjusted Registered Capital in PRC	$52,575,256	$52,575,256
50% maximum thereof	26,287,628	26,287,628

Less: Amounts Appropriated to Statutory Reserve	(4,563,592)	(4,563,592)
Unfunded Commitment	$21,724,036	$21,724,036

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

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

Income before taxes and the provision for taxes consists of the following:

	December 31, 2012	December 31, 2011
Income (loss) before taxes:
US Federal	$(154,931)	$(10,473,430)
US State	-	-
BVI	(1,307)	(6,081)
PRC	(9,507,420)	9,151,937
Total income from continuing operations	(9,663,658)	(1,327,574)

Income (Loss) from discontinued operation, net of taxes	(713,766)	(637,376)
Total income before taxes	$(10,377,424)	$(1,964,950)

Provision for taxes:
Current:
U.S. Federal	$-	$-
U.S. State	-	-
BVI	-	-
PRC	232,707	1,606,043
Provision for taxes from continuing operations	232,707	1,606,043

Provision for taxes from discontinued operations	-	-

Currency effect	-	-
	$232,707	$1,606,043

Deferred:
U.S. Federal	$-	$-
U.S. State	-	-
BVI	-	-
PRC	(20,422)	-
Deferred taxes from continuing operations	(20,422)	-
Total provision for taxes from continuing operations	212,285	1,606,043

Deferred taxes from discontinued operations	-	288,942
Currency effect	-	-
Total provision for taxes from discontinued operations	-	288,942

Total provision for taxes	$212,285	$1,894,985
Effective tax rate	N/A	N/A

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

(Stated in US Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets
Beginning balance – continuing operations	$1,238,831	$1,192,532
Current year additions resulting bad debt expense & warranty accrual expense – continuing operations	1,075,186	-
Reversals – continuing operations	(589,762)	-
Valuation allowance – continuing operations	-	-
Foreign currency effect – continuing operations	9,532	46,299
Ending balance – continuing operations	1,733,787	1,238,831

Beginning balance – discontinued operations	-	282,898
Current year additions resulting bad debt expense & warranty accrual expense – discontinued operations	-	-
Reversals – discontinued operations	-	-
Valuation allowance – discontinued operations	-	(288,942)
Foreign currency effect – discontinued operations	-	6,044
Ending balance – discontinued operations	-	-

Beginning balance – continuing operations	$1,238,831	$1,192,532
Beginning balance – discontinued operations	-	282,898
Beginning balance	1,238,831	1,475,430

Ending balance – continuing operations	1,733,787	1,238,831
Ending balance – discontinued operations	-	-
Ending balance	1,733,787	1,238,831

Total deferred tax assets	1,733,787	1,238,831
Deferred tax liabilities
Total deferred tax liabilities	-	-
Net deferred tax assets	$1,733,787	$1,238,831
Reported as:
Current deferred tax assets	1,733,787	1,238,831
Non-current deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Net deferred taxes	$1,733,787	$1,238,831

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2012	2011
Basic Earnings Per Share Numeratorc
Net Loss	$(10,589,709)	$(3,859,935)
Loss from Continuing Operations	(9,875,943)	(2,933,617)
Loss from Discontinued Operations	(713,766)	(926,318)
Less:
Preferred Dividends	729,130	727,128
Series A Constructive Preferred Dividend	-	-
Series B Constructive Preferred Dividend	-	-
Loss Available to Common Stockholders	(11,318,839)	(4,587,063)
Loss from Continuing Operations Available to Common Stockholders	(10,605,073)	(3,660,745)
Loss from Discontinued Operations Available to Common Stockholders	(713,766)	(926,318)

Diluted Earnings Per Share Numerator
Loss Available to Common Stockholders	$(11,318,839)	$(4,587,063)
Loss from Continuing Operations Available to Common Stockholders	(10,605,073)	(3,660,745)
Loss from Discontinued Operations Available to Common Stockholders	(713,766)	(926,318)
Add:
Constructive Preferred Dividends	-	-
Preferred Dividends	729,130	727,128
Loss Available to Common Stockholders on Converted Basis	$(10,589,709)	$(3,859,935)
Loss from Continuing Operations Available to Common Stockholders on Converted Basis	(9,875,943)	(2,933,617)
Loss from Discontinued Operations Available to Common Stockholders on Converted Basis	(713,766)	(926,318)

Original Shares:
Additions from Actual Events
- Issuance of Common Stock	32,505,000	28,327,607
- Conversion of Series A Preferred Stock into Common Stock	-	-
- Conversion of Series B Preferred Stock into Common Stock	-	-
- Issuance of Common Stock resulting from the Exercise of Warrants	-	3,937,050
- Issuance of Penalty Shares	-	-
Basic Weighted Average Shares Outstanding	32,505,000	32,264,657

Dilutive Shares:
Additions from Potential Events
- Conversion of Series A Preferred Stock*	-	-
- Conversion of Series B Preferred Stock	-	-
- Exercise of Investor Warrants & Placement Agent Warrants	-	-
- Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	32,505,000	32,264,657

Earnings Per Share
Basic-Net Income (Loss)	$(0.35)	$(0.14)
-Income (Loss) from Continuing Operations	(0.33)	(0.11)
-Income (Loss) from Discontinued Operations, net of taxes	(0.02)	(0.03)
Diluted-Net Income (Loss)	$(0.33)	$(0.14)
-Income (Loss) from Continuing Operations	(0.30)	(0.11)
-Income (Loss) from Discontinued Operations, net of taxes	(0.02)	(0.03)

Weighted Average Shares Outstanding
- Basic	32,505,000	32,264,657
- Diluted	32,505,000	32,264,657

* Potentially anti-dilutive

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

(Stated in US Dollars)

18.	OPERATING SEGMENTS

The Company individually tracks the performance of its three operating subsidiaries: Wuhan Blower, Wuhan Generating, and Wuhan Sungreen. Wuhan Blower is primarily engaged in the design, manufacture, installation, and service of blowers. Wuhan Generating is primarily engaged in the design, manufacture, installation, and service of power generating equipment. Wuhan Sungreen is in the business of design, production, and sale of blower silencers, connectors, and other general spare parts for blowers and electrical equipment. Below is a presentation of the Company’s results of operations for the years ended December 31, 2012 and 2011, and financial position at December 31, 2012 and 2011. The Company has also provided reconciling adjustments with the Company and its intermediate holding company, UFG.

Results of Operations	Continuing Operations				Discontinued Operations
For year ended			Company,
December 31, 2012	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Sales	$45,059,999	35,316,749	-	80,376,748	152,946
Cost of Sales	35,480,907	30,354,291	-	65,835,198	127,379
Gross Profit	9,579,092	4,962,458	-	14,541,550	25,567

Operating Expenses	10,730,334	5,855,114	181,262	16,766,710	759,261

Other Income (Expenses)	(3,377,664)	(4,085,858)	25,024	(7,438,498)	19,928

Earnings before Taxes	(4,528,906)	(4,978,514)	(156,238)	(9,663,658)	(713,766)

Taxes	63,711	148,574	-	212,285	-

Net Income	$(4,592,617)	(5,127,088)	(156,238)	(9,975,943)	(713,766)

Financial Position	Continuing Operations				Discontinued Operations
At			Company,
December 31, 2012	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	$129,836,606	79,226,047	(12,392,741)	196,669,912	7,904,742
Non Current Assets	52,472,135	47,341,415	(35,193,366)	64,620,184	24,561,260
Total Assets	182,308,741	126,567,462	(47,586,107)	261,290,096	32,466,002

Current Liabilities	97,668,765	78,358,254	(5,047,899)	170,979,120	8,270,165
Total Long Term Liabilities	-	-	-	-	-
Total Liabilities	97,668,765	78,358,254	(5,047,899)	170,979,120	8,270,165

Net Assets	84,639,976	48,209,208	(42,538,208)	90,310,976	24,195,837

Total Liabilities & Net Assets	$182,308,741	126,567,462	(47,586,107)	261,290,096	32,466,002

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

(Stated in US Dollars)

Results of Operations	Continuing Operations				Discontinued Operations
For year ended			Company,
December 31, 2011	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Sales	$67,113,353	$60,389,370	$-	$127,502,723	$705,894
Cost of Sales	51,578,237	46,098,194	-	97,676,431	516,033
Gross Profit	15,535,116	14,291,176	-	29,826,292	189,861

Operating Expenses	8,968,536	4,201,209	7,201,634	20,371,379	679,218

Other Income (Expenses)	(3,230,328)	(4,096,899)	(3,455,260)	(10,782,487)	(148,019)

Earnings before Taxes	3,336,252	5,993,068	(10,656,894)	(1,327,574)	(637,376)

Taxes	505,984	1,100,059	-	1,606,043	288,942

Net Income	$2,830,268	$4,893,009	$(10,656,894)	$(2,933,617)	$(926,318)

Financial Position	Continuing Operations				Discontinued Operations
At			Company,
December 31, 2011	Wuhan	Wuhan	UFG,		Wuhan
	Blower	Generating	Adjustments	Total	Sungreen
Current Assets	$127,051,429	$79,795,002	$(13,471,000)	$193,375,431	$2,223,395
Non Current Assets	50,213,959	37,003,930	(34,917,387)	52,300,502	24,672,213
Total Assets	177,265,388	116,798,932	(48,388,387)	245,675,933	26,895,608

Current Liabilities	88,711,466	57,817,910	1,016,845	147,546,220	1,087,096
Total Long Term Liabilities	-	6,048,989	-	6,048,989	-
Total Liabilities	88,711,466	63,866,899	1,016,845	153,595,209	1,087,096

Net Assets	88,553,922	52,932,034	(49,405,232)	92,080,724	25,808,512

Total Liabilities & Net Assets	$177,265,388	$116,798,932	$(48,388,387)	$245,675,933	$26,895,608

The amounts carried in the column for the Company, UFG and adjustments reflect the corporate expenses of the Company and its wholly owned subsidiary, Universe Faith Group Limited, which has no operations and only serves to hold the Company’s operating subsidiaries. The corporate expenses include the costs for professional fees related to corporate matters and compliance efforts. The majority of the costs are directly a result of the Company being a U.S. public company. The Company believes that these costs are not costs which are directly attributable to the operations of the operating segments and thus any allocation of these costs would be discretionary and may misrepresent the performance of the Company’s operating segments. Intercompany eliminations have not been applied to each individual operating segment for the purposes of reporting the results of operations and the financial position of each operating segment. The adjustments represent the eliminations necessary to consolidate the financial statements. See Note 2(b)- Consolidation.

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

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

For the years ended December 31, 2012 and 2011, the Company recorded$ 0 and $4,555of stock compensation expense, respectively. All stock option compensation expenses were recorded as a component of general and administrative expenses given the nature of the work contribution of the grantees.

The range of the exercise prices of the outstanding stock options at December 31, 2012 are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	240,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

The Company has not accrued or realized tax benefit related to the expense of stock options in the United States because it does not currently have a plan to repatriate its earnings.

The Company used the Black-Scholes Model to value the options granted. The following table shows the weighted average fair value of the grants as of December 31, 2012 and 2011,and the assumptions that were employed in the model:

	December 31, 2012	December 31, 2011
Weighted-average fair value of grants:	$0.25	$0.27
Risk-free interest rate:	3.47%	3.47%
Expected volatility:	2.21%	2.21%
Expected life in months:	111.00	111.00

20.	CONCENTRATION OF CREDIT RISK AND OTHER RISKS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, accounts receivable, other receivable, and advances to suppliers. The Company maintains cash and cash equivalents with several financial institutions. It invests with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Receivables are from customers and suppliers concentrated in the People’s Republic of China. The Company performs ongoing credit evaluations of its customers and suppliers. The Company generally does not require collateral, but in most cases can place liens against the property, plant, or equipment constructed or terminate the contract if a material default occurs. The Company maintains an allowance for doubtful accounts which has been within management’s expectations.

21.	DISCONTINUED OPERATIONS

In order to improve its cash flows from operations and working capital, the Company decided to redeploy its capital to meet requirements of its business plan. On December 29, 2010, the Company classified its subsidiary Wuhan Sungreen as a discontinued operation. Accordingly, Wuhan Sungreen’s operations have been classified as discontinued operations in the consolidated statements of income and cash flows and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets. The Company review edits Wuhan Sungreen assets and plans to sell these assets for approximately $20 million before 2012.Proceeds from the sales of Wuhan Sungreen assets will be used for working capital for Wuhan Blower and Wuhan Generating and potentially purchasing of equipment.

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

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

The following table summarizes the amounts included in income/(loss) from discontinued operations for all periods presented. These revenues and expenses were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Discontinued Operations	12/31/2012	12/31/2011
For the year ended	Wuhan	Wuhan
	Sungreen	Sungreen
Sales	$152,946	$705,894
Cost of Sales	127,379	516,033
Gross Profit	25,567	189,861

Operating Expenses	759,261	679,218

Other Income (Expenses)	19,928	(148,019)

Earnings before Taxes	(713,766)	(637,376)

Deferred tax expense/(benefit)	-	288,942

Net Income (Loss)	$(713,766)	$(926,318)

The following table summarizes the amounts included in financial position from discontinued operations for all periods presented. These amounts included in financial position were historically reported under Wuhan Sungreen operating segment, and are now reported in discontinued operations:

Financial Position	December 31, 2012	December 31, 2011
At	Wuhan	Wuhan
	Sungreen	Sungreen
Current Assets	$729,294	$2,223,395
Non Current Assets	24,561,260	24,672,213
Total Assets	25,290,554	26,895,608

Current Liabilities	8,270,165	1,401,330
Total Long Term Liabilities	-	-
Total Liabilities	8,270,165	1,401,330

Net Assets	17,020,389	25,494,278

Total Liabilities & Net Assets	$25,290,554	$26,895,608

Wuhan General Group (China), Inc.

As of December 31, 2012 and 2011

Notes to Financial Statements

(Stated in US Dollars)

The tax effects of temporary differences caused the deferred assets/(liabilities) associated with assets held for sale at December 31, 2012 and 2011 are as follows:

	12/31/2012	12/31/2011
Non-current deferred tax assets	$-	$-
Loss carryover items net of valuation allowance	-	-
Total deferred tax assets	-	-
Non-current deferred tax liabilities	-	-
Total deferred tax liabilities	-	-
Net deferred tax assets	$-	$-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31,2012. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based upon this evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained significant deficiencies and material weaknesses. Therefore, our management concluded that our disclosure controls and procedures were not effective. We believe that the deficiencies and weaknesses in our disclosure controls and procedures result from weaknesses in our internal control over financial reporting, which is described below.

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

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, we concluded that we had material weaknesses in our internal control over financial reporting as of December 31, 2012. The following is a description of each deficiency or weakness with respect to our internal control over financial reporting identified in connection with the management evaluation and the remediation initiatives that we have implemented or intend to implement in the near future.

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

Because material weaknesses exist, management concluded that the Company’s internal control over financial reporting as of December 31, 2012 was not effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, the Company had no significant changes to its internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages as of April 11, 2013 and the positions held by them:

Name	Age	Position
Qi Ruilong	50	Chief Executive Officer, President, Secretary and Director
Carol Pan	29	Principal Accounting Officer and Treasurer
Ge Zengke	58	General Manager
Huang Zhaoqi	50	Vice General Manager (Turbine) and Director
Chen Juntao	34	Vice President and Vice General Manager (Blower)
Xu Jie	51	Chairman of the Board
Shi Yu	42	Director
Zheng Qingsong	39	Director
Yaojun (Larry) Liu	36	Director

Qi Ruilong, age 50, Chief Executive Officer, President, Secretary and Director of the Company.  Mr. Qi has served as Chief Executive Officer, President, Secretary and director since April 2010.  Mr. Qi has more than 14 years of experience serving as Chief Executive Officer and a senior manager at several multi-million dollar manufacturing organizations in China.  From May 2005 to April 2010, Mr. Qi served as the Chairman and Chief Executive Officer of Zhong Xin Guo Lian Investment LLC, an investment and asset management company based in Beijing, China. From December 2000 to September 2004, Mr. Qi served as Chief Executive Officer of Wuhan Li Nuo Solar Energy LLC, which mainly produces solar thermal conversion materials and solar photovoltaic generation materials. From December 1997 to December 2000, Mr. Qi was employed as the Chief Executive Officer and Vice President of Wuhan Cable (Group) LLC, which was the predecessor company of China Aerospace Times Electronics Co., Ltd. Mr. Qi also served as Vice President of Tian Jing New Giant International Trade LLC from April 1996 to August 1997 and as Manager of China Mechanical Equipment LLC from July 1986 to March 1996. Mr. Qi received a Bachelor’s Degree of Science in mechanical engineering from Tsinghua University in 1986.  As Chief Executive Officer of the Company, Mr. Qi provides the Board with an intimate understanding of the Company’s operations and industry.

Carol Pan, age 29, Principal Accounting Officer and Treasurer of the Company.  Ms. Pan has served as Principal Accounting Officer and Treasurer of the Company since January 2012.  Ms. Pan brings to the Company financial and accounting experience. She has served as the assistant to the CFO in the Company since August 2010. Prior to joining the Company, Ms. Pan was the Finance Deputy Supervisor and Partial GL accountant for Viewsonic, LTD from March 2008 through August 2010. From July 2005 through January 2008, Ms. Pan was the financial division cost accountant for TCC (yingde) Cement Company Limited. Ms. Pan is fluent in English and Mandarin and received bachelor degrees in Law, Accounting and Business Administration from the Wuhan University of Technology in 2005.

Ge Zengke, age 58, has served as General Manager of Wuhan General since February 2007. He has served as an executive at Wuhan Generating since January 2006.  Mr. Ge also served as a director of Wuhan General from April 2007 to April 2010.  From 2002 until 2006, Mr. Ge served as General Manager of Wuhan Changli Power Station Equipment Co. Ltd. Throughout his career, Mr. Ge has served as General Manager with several other companies, including Wuhan Qihong Enterprises Development Co., Ltd (a foreign venture) and Wuhan Xiangshuo Science and Technology Co., Ltd. Mr. Ge has served as a Manufacturing Planner, Dispatcher and Director of Wuhan Steam Turbine Generator Plant. He also has served as head of a Generator Plant with Changjiang Energy Group and as Director of Generator Works with the China Chang Jiang Energy Corporation, which later became Wuhan Turbine Works.  Mr. Ge served as a director of the Company from April 2007 to April 23, 2010.

Huang Zhaoqi, age 50, has served as a director since April 2009.  Mr. Huang also became Vice General Manager (Turbine) in April 2009.  Prior to this, Mr. Huang held various executive positions, including Assistant President, Director of Administration and Vice General Manager, at Wuhan Blower Co. Ltd. from October 2006 until April 2009.  From 2004 until 2006, Mr. Huang served as the Manager of the Enterprise Administration Department of Kingway Brewery Holdings Limited, a Chinese brewery company listed on the Hong Kong Stock Exchange.  Mr. Huang has over 20 years of engineering and managerial experience.  Mr. Huang holds an MBA from Macau University of Science and Technology.  Mr. Huang’s management and board level experience provides our Board with valuable insight on risk management and our industry.

Chen Juntao, age 34, has served as Vice President and Vice General Manager (Blower) since March 2008.  From 2007 to 2008, Mr. Chen served as the Assistant Chairman of the Board of Hubei Bingjing Group and the Administration Director of Wuzhou Construction Material Co., Ltd.  From 2005 to 2007, Mr. Chen served as the Assistant President of Guangdong Lianguan Industry Holding, where he was responsible for the administrative affairs of the company and assisting the President with various marketing, management and financial functions.  From 2003 to 2005, Mr. Chen served as the Executive Assistant to the President and the Vice General Manager of Xiangfan Baimeng Investment Co., Ltd.  Mr. Chen was responsible for work relating to the early development of Huazong Guangcai Great Market, one of the largest real estate businesses in Central China, and for overseeing external affairs with Chinese government authorities during his tenure.  Prior to these positions, Mr. Chen worked with various Chinese law firms and government offices as a lawyer.  Mr. Chen received his law degree from China University of Political Science and Law in 1998 and completed graduate studies in civil law and management of administrative affairs in 2003.

Xu Jie, age 51, Chairman of the Board.  Mr. Xu has served as Chairman of the Board since February 2007.  From February 2007 to April 2010, Mr. Xu also served as President, Chief Executive Officer and Secretary of the Company. He has over 20 years of production experience, and worked in the Wuhan Blower Works sales department from 1979 until 1998. Mr. Xu is also the controlling stockholder and Director of Fame Good International Limited, which is our controlling stockholder.  As the founder of the Company, Mr. Xu provides the Board with considerable institutional knowledge and an important long-term perspective on the Company and the industry as a whole.

Shi Yu, age 42, has served as a director since March 2009.  He has over 20 years of banking and financial management experience.  Since October 2008, Mr. Shi has served as the General Manager of Wuhan Zhong Sheng Credit Union, which is a private company in the business of providing small loans to small companies and individuals.   From May 2006 to October 2008, Mr. Shi served Hubei Zongkun Zhaofu Investment Guaranty Co., Ltd. as its legal representative, President and General Manager and he was responsible for the daily operations and management of the company.  Hubei Zongkun is in the business of providing financial and investment advice as well as small loans and loan guarantees to small businesses and individuals.   From March 2003 to May 2006, Mr. Shi served as the President of the Hannan branch of the Bank of China, which is a state-owned commercial bank.  Mr. Shi holds an MBA from North Jiaotong University.  Mr. Shi’s extensive experience in the banking industry provides the Board with a greater understanding of the banking industry and valuable financial reporting and risk management expertise.

Zheng Qingsong, age 39, has served as a director since March 2008. Mr. Zheng has practiced law in China since 1998, and he is currently Vice Director and a partner at Hubei Junlin Law Firm. Mr. Zheng received his law degrees from Wuhan Jianhan University and Zhongnan University of Economics and Law. In 2006, Mr. Zheng was selected as a member of the Chinese People’s Political Consultative Committee of Wuhan Hongshan District.  Mr. Zheng’s extensive legal experience provides valuable insight to the Board.

Yaojun (Larry) Liu, age 36, has served as a director since May 2012. He was a senior project manager at Haitong Securities Company, one of the biggest investment banking companies in China, from May 2000 to September 2002. Mr. Liu joined Jingtian & Gongcheng Law Firm as a corporate attorney in December 2003. In May 2006, he joined Global Law Office as a partner, where he concentrated in mergers and acquisitions, capital markets, finance, and general corporate law. Mr. Liu has worked on overseas listings for over 50 Chinese companies, including a number of listings in the United States. He has been a Qualified Practice Lawyer in China since 1998, and he became a China Certified Public Accountant (CICPA) in 2003. He earned his Master of Economic Law from Renmin University of China in July 2007 and his L.L.M. in Commercial Law from University of Sheffield (UK) in September 2003. He is currently an independent director and serves on the audit committees of Shengtai Pharmaceutical Inc. and Yuhe International, Inc. Mr. Liu’s qualifications to serve on our board of directors include his financial and legal experience.

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

The current members of the Audit Committee are Shi Yu (Chairman) and Yaojun (Larry) Liu.

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

Shi Yu is the sole member of the Compensation Committee.

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

Item 11. Executive Compensation.

Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2012 and 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)		All Other Compensation ($) (1)		Total ($)(1)
Qi Ruilong(2)	2012		$120,000		$-		$120,000
Chief Executive Officer, President and Secretary	2011		$120,000		$-		$120,000

Philip Lo(3)	2012	$		$		$
Chief Financial Officer and Treasurer	2011		$116,000		$11,658		$127,658

Carol Pan(4) Principal Accounting Officer and Treasurer	2012		60,000		-		60,000

(1)	The amounts shown in this table were paid in RMB and were translated into U.S. dollars at the rate of $0.158326 per RMB for 2012, which is the average 12 month exchange rate that the Company used in its audited financial statements for such year. The amounts shown in this table were paid in RMB and were translated into U.S. dollars at the rate of $0.154476 per RMB for 2011, which is the average 12 month exchange rate that the Company used in its audited financial statements for such year.

(2)	Qi Ruilong became Chief Executive Officer, President and Secretary in April 2010. Pursuant to his employment agreement, Mr. Qi receives an annual base salary of $120,000.

(3)	Philip Lo became Chief Financial Officer and Treasurer in January 2010. He resigned from his positions on January 18, 2012.

(4)	Carol Pan became Principal Accounting Officer and Treasurer in January 2012. Pursuant to her employment agreement, Ms. Pan receives an annual base salary of $60,000.

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

No stock options or other equity compensation awards were awarded to executive officers during the fiscal years ended December 31, 2011 and 2012.

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

The following table sets forth information concerning the compensation of our non-management directors for the year ended December 31, 2012.

2012 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Brian Lin *	$20,000	$0	$20,000
Shi Yu	$15,000	$0	$15,000
Zheng Qingsong	$15,000	$0	$15,000

*	Resigned as of January 31, 2013.

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

The following table provides information about option awards under the Plan as of December 31, 2012.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 11, 2013 by (i) each person known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) our directors, (iii) our named executive officers and (iv) our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock Owned (1)
5% Stockholders (other than directors and named executive officers):
Adam Benowitz and Vision Capital Advisors, LLC (2)(3)	3,317,447	9.9%
NewQuest Capital Management (Cayman) Limited (2)(4)	3,363,822	9.9%

Directors and Principal Executive Officers:
Qi Ruilong	0	*
Carol Pan	0	*
Huang Zhaoqi	0	*
Yaojun (Larry) Liu (5)		*
Xu Jie (6)	19,844,398	58.4%
Shi Yu (7)	40,000	*
Zheng Qingsong (8)	40,000	*
Directors and Executive Officers as a group (7 persons) (9)	20,004,398	58.5%

*	Less than 1%.

(1)	Applicable percentage ownership is based on 33,926,545 shares of Common Stock outstanding as of April 11, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently issuable upon conversion or exercisable within 60 days of April 11, 2013, are deemed to be beneficially owned by the person holding such convertible securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	These holders received shares of our Series A Convertible Preferred Stock in a private placement transaction on February 7, 2007. In addition, we issued Series B Convertible Preferred Stock to certain of these holders in connection with the exercise of Series J Warrants, which expired on November 7, 2008. Until the preferred stock is converted, these holders have only limited voting rights with respect to the preferred stock. Because the preferred stock is presently convertible into or exercisable for shares of Common Stock, the holders are deemed to beneficially own such shares of Common Stock.

(3)	Based on a Schedule 13G/A filed by Adam Benowitz, Vision Capital Advisors, LLC and its affiliates (collectively, “Vision”) with the SEC on February 14, 2012. Vision owns 1,971,117 shares of Series A Convertible Preferred Stock and 3,004,292 shares of Series B Convertible Preferred Stock, which collectively are convertible into 4,975,409 shares of our Common Stock. The preferred stock is not convertible, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by Vision at such time, the number of shares of Common Stock which would result in Vision beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. Vision may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, Vision beneficially owns 3,317,447 shares of our Common Stock. If Vision waived this ownership cap, it would beneficially own 7,288,291 shares of our Common Stock or approximately 19.4% of our outstanding Common Stock. Vision is deemed to beneficially own these securities, although record ownership of the securities is in the name of Vision Capital Advantage Fund, L.P. and Vision Opportunity Master Fund, Ltd. The address of Vision is 20 West 55th Street, 5th Floor, New York, New York 10019.

(4)	Based on a Schedule 13G filed by NewQuest Capital Management (Cayman) Limited and its affiliates (“NewQuest”) with the SEC on April 25, 2011. NewQuest owns 1,272,779 shares of Series A Convertible Preferred Stock and 429,185 shares of Series B Convertible Preferred Stock, which collectively are convertible into 1,701,964 shares of our Common Stock. The preferred stock is not convertible, however, to the extent that the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by NewQuest at such time, the number of shares of Common Stock which would result in NewQuest beneficially owning in excess of 9.9% of the then issued and outstanding shares of our Common Stock. NewQuest may waive this ownership cap on 61 days’ prior notice to us. As a result of this ownership cap, NewQuest beneficially owns 3,363,820 shares of our Common Stock. If NewQuest waived this ownership cap, it would beneficially own 3,592,798 shares of our Common Stock or approximately 10.5% of our outstanding Common Stock. NewQuest is deemed to beneficially own these securities, although record ownership of the securities is in the name of NewQuest Asia Investments Limited. The address of NewQuest is Walker House, 87 Mary Street, George Town, Grand Cayman, Cayman Islands KY1-9005.

(5)	Includes options to purchase 80,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 11, 2013.

(6)	Includes 19,844,398 shares of Common Stock held by Fame Good International Limited (“Fame Good”). Xu Jie, our Chairman of the Board, is also the Director and controlling stockholder of Fame Good and as a result is deemed to be the beneficial owner of the securities held by Fame Good. Mr. Xu does not directly own any shares of our Common Stock. Mr. Xu’s business address is Canglongdao Science Park of Wuhan, East Lake Hi-Tech Development Zone, Wuhan, Hubei 430200, People’s Republic of China.

(7)	Includes options to purchase 40,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 11, 2013.

(8)	Includes options to purchase 40,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 11, 2013.

(9)	Includes options to purchase 160,000 shares of Common Stock that are currently exercisable or are exercisable within 60 days of April 11, 2013.

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

As of December 31, 2012, the Company no longer has any Series A, B, C, AA, BB or JJ warrants outstanding.

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

Director Independence

The Board of Directors presently consists of six members.  The Board has determined that the following directors are independent in accordance with the Nasdaq and SEC rules governing director independence: Shi Yu, Yaojun (Larry) Liu and Zheng Qingsong.

Item 14. Principal Accountant Fees and Services.

The Audit Committee selected Samuel H. Wong & Co., LLP (“SHW”) to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2010.  We first engaged SHW in March 2007, and it has served as our principal accounting firm since that time.  The fees paid or payable for services rendered by SHW for fiscal 2012 and 2011 were as follows:

Audit Fees.  The aggregate fees billed by SHW for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $180,000 for the fiscal year ended December 31, 2011 and $155,000 for the fiscal year ended December 31, 2012.

Audit-Related Fees.  There were no fees billed by SHW related to assurance and similar services for the fiscal years ended December 31, 2011 and 2012.

Tax Fees.  There were no fees billed by SHW for professional services rendered for tax compliance, tax advice or tax planning for the fiscal years ended December 31, 2011 and 2012.

All Other Fees.  There were no other fees for services provided by SHW for the fiscal years ended December 31, 2011 and 2012.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Registered Independent Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5 - F-6

Consolidated Statements of Cash Flows	F-7 - F-8

Notes to the Financial Statements	F-9 - F-35

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3i.1 to our Form 8-K filed on November 1, 2006)
3.2	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form 8-K filed on March 9, 2007)
3.3	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form 8-K filed on September 11, 2008)
3.4	Amended and Restated Bylaws (as amended through March 8, 2007) (incorporated herein by reference to Exhibit 3.2 to our Form 8-K filed on March 9, 2007)
4.1	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the Company, dated February 7, 2007, including the Certificate of Correction filed on February 12, 2007 (incorporated herein by reference to Exhibit 4.1 to our Form 8-K filed on February 13, 2007)
4.2	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of the Company, dated September 4, 2008 (incorporated herein by reference to Exhibit 4.1 to our Form 8-K filed on September 11, 2008)
4.3	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.2 to our Form 8-K filed on February 13, 2007)
10.1†	Employment Agreement between the Company and Carol Pan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on Feb 2, 2012)
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to our Form 8-K filed on March 14, 2008)
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to our Form 10-K filed on April 6, 2012)
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document(1)
101.SCH*	XBRL Taxonomy Extension Schema Document(1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document(1)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(1)

†         Management contract, compensatory plan or arrangement.

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

WUHAN GENERAL GROUP (CHINA), INC.

Date: April 15, 2013	By:	/s/ Qi Ruilong
	Name:	Qi Ruilong
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Carol Pan
	Name:	Carol Pan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Qi Ruilong	President, Chief Executive Officer and Director	April 15, 2013
Qi Ruilong	(Principal Executive Officer)

/s/ Carol Pan	Chief Financial Officer	April 15, 2013
Carol Pan	(Principal Financial and Accounting Officer)

/s/ Xu Jie	Chairman of the Board of Directors	April 15, 2013
Xu Jie

/s/ Huang Zhaoqi	Director	April 15, 2013
Huang Zhaoqi

/s/ Yaojun (Larry) Liu	Director	April 15, 2013
Yaojun (Larry) Liu

/s/ Shi Yu	Director	April 15, 2013
Shi Yu

/s/ Zheng Qingsong	Director	April 15, 2013
Zheng Qingsong

